Form 10QSB
period 1995-07-31
VERSUS TECHNOLOGY INC
filed 1995-09-20
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER
     ENDED July 31, 1995

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

Commission File No. 0-17500


                     VERSUS TECHNOLOGY, INC.
     (Exact name of Registrant as specified in its charter)


           Delaware                           22-2283745
(State or other jurisdiction of           (I.R.S. Employer
 Incorporation of Organization)         Identification Number)


                    2320 West Aero Park Court
                  Traverse City, Michigan 49686
            (Address of principal executive offices)


                          616-946-5868
       Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                       Yes   X       No      .

The aggregate market value of the Common Stock held by nonaffiliates of the registrant on June 20, 1995 was approximately $2,340,000.

Number of shares of Common Stock, par value $.01 per share, outstanding as of July 31, 1995: 4,160,780.

Number of Redeemable Class A Warrants outstanding as of July 31,
1995: 2,233,800.
                     VERSUS TECHNOLOGY, INC.

                            Index to
               Financial Statements and Schedules



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:

       Balance Sheets as of July 31, 1995
         (Unaudited) and October 31, 1994 (Audited)      3-4

       Statements of Operations for the three
         and nine months ended July 31, 1995 and 1994
         (Unaudited)                                     5-6

       Statements of Shareholders' Equity
         for the nine months ended July 31, 1995 and
         1994 (Unaudited)                                7-8

       Statements of Cash Flows for the three
         and nine months ended July 31, 1995 and 1994
         (Unaudited)                                     9-11

       Condensed Notes to Financial Statements            12

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations      15


PART II - OTHER INFORMATION                               18

     Signatures                                           19

                     VERSUS TECHNOLOGY, INC.
                         Balance Sheets

                                     July 31,       October 31,
                                      1995             1994
     Assets                         (Unaudited)     (Audited)

Current assets:
  Cash and cash equivalents        $    322,000    $     64,000
  Trade accounts receivable (net
    of allowance for doubtful
    accounts of $25,000 at July
    31, 1995 and $45,000 at
    October 31, 1994)                   170,000         376,000
  Notes receivable - current
    (Note 3)                               -            698,000
  Assets held for sale (Note 4)            -            872,000
  Inventories (Note 5)                  246,000         295,000
  Prepaid expenses and other
    current assets                       61,000          47,000

          Total current assets          799,000       2,352,000

Property and equipment - net
  (Note 6)                               99,000         214,000
Deferred charges and other
  assets (Note 7)                       364,000         517,000

                                   $  1,262,000    $  3,083,000

     Liabilities and Shareholders' Equity

Current liabilities:
  Obligations under capital
    leases, current                $       -       $      9,000
  Accounts payable                      721,000       1,197,000
  Accrued expenses                      344,000         375,000
  Deferred revenue                         -             52,000
  Deferred gain - current (Note 3)         -            365,000
  Note payable - current (Note 8)       550,000         209,000

          Total current liabilities   1,615,000       2,207,000

Note payable - long term                   -             29,000

          Total liabilities           1,615,000       2,236,000

Shareholders' equity:
  Common stock, $.01 par value,
    25,000,000 shares authorized;
    4,160,780 shares issued and
    outstanding in 1995 and 1994         42,000          42,000
  Additional paid-in capital         20,834,000      20,834,000
  Accumulated Deficit               (21,229,000)    (20,029,000)

          Total shareholders'
            equity                      353,000         847,000

                                   $  1,262,000    $  3,083,000




    See accompanying condensed notes to financial statements.

                                  VERSUS TECHNOLOGY, INC.
                                  Statement of Operations
                                        (Unaudited)

                                     Three Months Ended           Nine Months Ended
                                          July 31,                    July 31,
                                     1995          1994           1995         1994

Revenues:
  Sales                           $  228,000    $  812,000    $   788,000   $ 2,689,000
  Royalty                               -             -              -            -

                                     228,000       812,000        788,000     2,689,000

Cost of sales                        202,000       494,000        650,000     1,478,000

     Gross margin                     26,000       318,000        138,000     1,211,000

Expenses:
  Research and development           345,000       132,000        675,000       392,000
  Sales, general and
    administrative                   367,000     1,078,000      1,461,000     2,784,000

                                     712,000     1,210,000      2,136,000     3,176,000

     Income (loss) from
       operations                   (686,000)     (892,000)    (1,998,000)   (1,965,000)

Other income (expense):
  Interest income                      1,000         1,000         17,000        12,000
  Interest expense                    (1,000)       (2,000)        (8,000)       (7,000)
  Gain on sale of DCX                   -             -           365,000          -
  Gain on sale of subsidiary            -             -           424,000          -

                                        -           (1,000)       798,000         5,000

     Net income (loss) before
       provision for income taxes   (686,000)     (893,000)    (1,200,000)   (1,960,000)

Provision (benefit) for income
  taxes                                 -            4,000           -            4,000

     Net income (loss)            $ (686,000)   $ (897,000)   $ 1,200,000   $(1,964,000)

Net loss per common and common
  equivalent share (Note 9):
          Primary                       (.16)         (.21)         (.29)          (.47)
          Fully Diluted                 (.16)         (.21)         (.29)          (.47)






          See accompanying condensed notes to financial statements.

                                  VERSUS TECHNOLOGY, INC.
                             Statement of Shareholders' Equity
                                        (Unaudited)
                                                 Additional
Nine Months Ended              Common Stock        Paid-In    Accumulated
July 31, 1995                Shares     Amount     Capital      Deficit         Total

Balance, October 31, 1994   4,160,780  $ 42,000  $20,834,000  $(20,029,000)  $   847,000

Shares issued pursuant to
Incentive Stock Option Plan      -         -            -             -             -
  Net income (loss) for the
    nine months ended July
    31, 1995                     -         -            -       (1,200,000)   (1,200,000)

Balance, July 31, 1995      4,160,780  $ 42,000  $20,834,000  $(21,229,000)  $  (353,000)


                                                 Additional
Nine Months Ended              Common Stock        Paid-In    Accumulated
July 31, 1994                Shares     Amount     Capital      Deficit         Total

Balance, October 31, 1993   4,155,598  $ 42,000  $20,826,000  $(16,853,000)  $ 4,015,000

Shares issued pursuant to
Incentive Stock Option Plan     3,982      -           3,000          -            3,000
Exercise of Class A Warrants    1,200      -           4,000          -            4,000
Costs related to filing of S-2
  Registration Statement         -         -         (48,000)         -          (48,000)
Net income (loss) for the nine
  months ended July 31, 1994                                    (1,964,000)   (1,964,000)

Balance, July 31, 1994      4,160,780  $ 42,000  $20,785,000  $(18,817,000)  $ 2,010,000


          See accompanying condensed notes to financial statements.
/TABLE

                                  VERSUS TECHNOLOGY, INC.
                                 Statements of Cash Flow
                                        (Unaudited)
                                        Three Months Ended          Nine Months Ended
                                             July 31,                   July 31,
                                        1995          1994          1995        1994

Cash flows from operating activities:
  Net income (loss)                  $ (686,000)  $ (897,000)  $(1,200,000)  $(1,964,000)
  Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities:
    Depreciation and amortization        57,000       92,000       190,000       263,000
    (Gain) loss on disposal of
      fixed assets                        4,000         -           19,000          -
    Discontinuance of patent
      applications                         -            -           58,000          -
  Gain on sale of DCX                      -            -         (424,000)         -
  Gain on sale of subsidiary               -            -         (365,000)         -
  (Increase) Decrease in assets
    and liabilities:
    (Increase) Decrease in accounts
      receivable and accounts
      receivable - other                (29,000)     338,000       206,000       382,000
    (Increase) Decrease in
      inventories                         6,000       32,000        59,000      (306,000)
    (Increase) Decrease in prepaid
      expenses and other current assets   2,000      (11,000)      (14,000)      (39,000)
    Increase (Decrease) in accounts
      payable & other liabilities        43,000      169,000      (419,000)      406,000
    Increase (Decrease) in accrued
      expenses                           77,000      (28,000)      (31,000)     (188,000)
    Increase (Decrease) in deferred
      revenue - Customer advance
      payments                             -         (42,000)      (52,000)       15,000

          Total adjustments             160,000      550,000      (773,000)      533,000

          Net cash provided by (used in)
            operating activities       (526,000)    (347,000)  ( 1,973,000)   (1,431,000)

Cash flows from investing activities:
  Proceeds from assets held for sale       -            -        1,255,000          -
  Principal Received on Note
    Receivable                             -            -          698,000        74,000
  (Additions) Deletions to property
    and equipment                        (1,000)       4,000       (15,000)      (41,000)
  (Additions) Deletions to deferred
    charges and other assets               -         (16,000)      (10,000)      (40,000)

          Net cash provided by (used in)
            investing activities         (1,000)     (12,000)    1,928,000        (7,000)

Cash flows from financing activities:
  Payments on obligation under
    capital lease                          -          (3,000)       (9,000)       (9,000)
  Issuance of Note Payable              550,000         -          550,000          -
  Payment of obligation of Note Payable (33,000)      (3,000)     (238,000)       (7,000)
  Issuance of common stock                 -            -             -            7,000
  S-2 Registration Costs                   -            -             -          (48,000)

          Net cash provided by
            financing activities        517,000       (6,000)      303,000       (57,000)

Net increase (decrease) in cash
  and cash equivalents                  (10,000)    (365,000)      258,000    (1,495,000)
Cash and cash equivalents, beginning
  of period                             332,000      522,000        64,000     1,652,000

Cash and cash equivalents,
  end of period                      $  322,000   $  157,000   $   322,000   $   157,000

Supplemental disclosures of cash
  flow information:
    Cash paid during the period for
      interest                       $    4,000   $    2,000   $     8,000   $     7,000





          See accompanying condensed notes to financial statements.
/TABLE

                     VERSUS TECHNOLOGY, INC.

             Condensed Notes to Financial Statements

                         July 31, 1995


(1)    Description of Business

       Versus Technology, Inc. (the "Company") designs, markets and oversees the manufacturing of personnel and equipment tracking systems for the medical industry as well as data and security transport equipment. The Company's principal engineering activities are in solid-state circuit design (with primary emphasis on microprocessors and digital communications) and in microprocessor and minicomputer software.

(2)    Summary of Significant Accounting Policies

       In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements of the Company include all adjustments necessary to present fairly the financial position of the Company, in all material respects, as of July 31, and the results of operations and cash flows for the three and nine month periods ended July 31, 1995 and 1994. The results for the three and nine month periods ended July 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full fiscal year.

(3)    Sale of Majority-Owned Subsidiary

       On July 13, 1992, the Company completed the sale of all of its capital stock of VTL, and certain other patented technology owned by the Company, to a newly formed organization headed by the management of VTL and other investors. The purchase price was approximately $1,653,000 plus repayment of indebtedness from VTL to the Company of approximately $647,000. The Company received $500,000 at closing with the balance deferred in periodic payments over the next 22 months. Of these deferred payments $1,250,000 were collateralized by a subordinated lien on the assets of VTL. In addition, as part of this transaction, the Company was released from its guarantee obligation under an $800,000 principal amount term loan obtained by VTL in 1992 and was obligated to pay closing fees of approximately $260,000 of which approximately $200,000 was to be paid over a period of twenty-two months. Such closing fees have been accrued in the accompanying financial statements. VTL also licensed to the Company rights in the United States and certain other countries to use the technology sold to VTL.

       The Company has realized a net gain from this transaction of approximately $1,100,000 (adjusted to reflect actual amount of cash received). Due to the fact that the common stock and certain other patented technology was sold to a highly-leveraged group of investors, the gain was deferred and recognized ratably as cash was collected. The Company recognized the balance, $365,000, of this gain in the first quarter of 1995 and none in 1994.

(4)    Sale of DCX Product Line

       On November 30, 1994, the Company sold the assets, and certain liabilities related to its Derived Channel Multiplex product line (DCX). The purchase price was approximately $1,255,000 all of which was received at closing. The Company realized a gain of $424,000 on this transaction.

       In addition, as part of the terms of the transaction, the Company received payment of $600,000 which was due to the Company from the sale of VTL (Note 3). This amount represents the final settlement of outstanding amounts due the Company ($698,000 as of October 31, 1994) offset by obligations of the Company for closing fees ($98,000 as of October 31, 1994).

(5)    Inventories

Inventories are summarized as follows:

                                   July 31,     October 31,
                                     1995          1994

       Raw Materials              $ 184,000     $ 189,000
       Work in progress              54,000        41,000
       Finished goods                 8,000        65,000

                                  $ 246,000     $ 295,000

(6)    Property and Equipment

Property and equipment are summarized as follows:

                                   July 31,     October 31,
                                     1995          1994

       Machinery, equipment and
         vehicle                  $  615,000    $  916,000
       Furniture and fixtures         28,000       124,000

                                     643,000     1,040,000
            Less accumulated
              depreciation           544,000       826,000

                                  $   99,000    $  214,000

(7)    Deferred Charges and Other Assets

Deferred charges and other assets are summarized as follows:

                                   July 31,     October 31,
                                     1995          1994

       Patents and trademarks     $  522,000    $  571,000
       Deferred computer
         software costs               97,000       118,000

                                     619,000       689,000

       Less accumulated
         amortization                255,000       172,000

                                  $  364,000    $  517,000

(8)    Note Payable

       On September 29, 1994, the Company borrowed $200,000 from five individuals (including three Directors of the Company totaling $120,000) for operational cash flow purposes. The notes bear interest at a rate of 8% payable semi-annually and are due on December 31, 1995. Such amounts were paid in full on December 13, 1994 with the proceeds of the DCX sale (Note 4).

       In July 1995, the Company borrowed $550,000 from seven individuals (including four Directors of the Company totaling $250,000) for short term financing. The notes bear interest at a rate of 9% per annum and are payable upon completion of a Private Placement Memorandum.


(9)    Net Income (Loss) per Share

       Net income (loss) per share is based upon the weighted average number of shares outstanding of 4,160,780 for the three and nine month periods ended July 31, 1995 and July 31, 1994.
The effect of the Company's common stock equivalents (options and warrants) was antidilutive for all periods.

(10)   Subsequent Events

       In August 1995, the Company settled its longstanding legal dispute with Telular Corporation by agreeing not to compete further with Telular in the CAT-2001 UL product line. As a result of the settlement, the Company will be turning over its CAT-2001 inventory to Telular Corporation. This will be a non cash transaction and will result in an expense increase of approximately $130,000 and an inventory reduction of approximately $130,000.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

General

       The Registrant, Versus Technology, Inc. (the "Company") designs, markets and oversees the manufacturing of personnel and equipment tracking systems for the medical industry as well as data and security transport equipment.

       The Company provides products and services which address security needs utilizing a variety of technologies which include cellular and infrared (and until December 1994 telephone line) communication services. Additionally, the Company's patented infrared technology for security and data communication systems provides entity (people, equipment, etc.) identification, status, location and tracking capabilities.

Results of Operations

Three Months Ended July 31, 1995 and July 31, 1994

       The revenues for the third quarter of fiscal 1995 were 72% below the corresponding quarter in fiscal 1994. However, the fiscal 1994 third quarter revenues included shipments of the Company's Derived Channel Multiplex ("DCX") equipment. The DCX product line was sold in November 1994.

       Cost of sales as a percentage of revenues in the third quarter of fiscal 1995 increased to 89% from 61% for the same quarter in fiscal 1994. The gross margin decline in this quarter is a result of a shift in product mix, caused by the sale of the DCX product line, toward lower margin cellular products. The lower margins are also a result of certain fixed costs related to the DCX product line which had not yet been fully eliminated.

       The Company's selling, general and administrative expenses for the third quarter of fiscal 1995 were $367,000 or approximately $711,000 below such expenses for the same quarter in fiscal 1994. This decrease in expenses is a result of the elimination of costs associated with the DCX product line, general cost reductions and reduced legal fees.

       Research and development expenditures during the third quarter of fiscal 1995 were $345,000, or $213,000 above such expenses in the same quarter of fiscal 1994. The accelerated development efforts being undertaken on the Company's infrared technology primarily accounts for the increase in these expenditures.

       The Company's third quarter fiscal 1995 net loss of $686,000 compared to a net loss of $897,000 for the same quarter in fiscal 1994, reflects the aforementioned items.

Nine Months Ended July 31, 1995 and July 31, 1994

       Revenues for the nine months of fiscal 1995 were 71% below the corresponding period in fiscal 1994. However, the fiscal 1994 revenues of $2,689,000 included shipments of the Company's Derived Channel Multiplex ("DCX") equipment. The DCX product line was sold in November 1994.

       Cost of sales as a percentage of revenues in the nine months ended July 31, 1995 increased to 82% from 55% for the same period in fiscal 1994. The gross margin decline in this period is a result of a shift in product mix, caused by the sale of the DCX product line, toward lower margin cellular products. The lower margins are also a result of certain fixed costs related to the DCX product line which had not yet been fully eliminated.

       The Company's selling, general and administrative expenses for the nine months ended July 31, 1995 were $1,461,000 or 48% below such expenses for the same period in fiscal 1994. This decrease in expenses is a result of the elimination of costs associated with the DCX product line, general cost reductions and reduced legal fees.

       Research and development expenditures during the nine months ended July 31, 1995 were $675,000, or $283,000 above such expenses in the same period of fiscal 1994. The accelerated development efforts being undertaken on the Company's infrared technology primarily accounts for the increase in these expenditures.

       The Company's nine month 1995 net loss of $1,200,000 compares to a net loss of $1,964,000 for the same period in 1994. However, the fiscal 1995 loss includes gains of $424,000 from the sale of the DCX product line and the final gain of $365,000 from the sale of the Company's foreign subsidiary.

Liquidity and Capital Resources

       The Company is restructuring its entire business unit to reduce operating expense and focus its efforts on its newer more profitable product line. As a result, in July 1995, the Company relocated its corporate and administrative offices from One Electronics Drive, Trenton, New Jersey to 2320 West Aero Park Court, Traverse City, Michigan. The Company employs four administrative personnel at the Traverse City location and retains a project engineer and salesman in the Pennsylvania area.

       The Company plans to formally launch its infrared personnel and equipment tracking line in September of 1995, and be in operation for the fiscal year beginning November 1, 1995. Additionally, with the settlement of the Telular lawsuit, the Company can now focus on its two new cellular product lines that operate outside the highly competitive backup alarm industry; the Mobile Alarm Protection System and the TVX Cellular Alarm Terminal.

       The Mobile Alarm Protection System (MAPS) is a wireless mobile security system. It is designed to allow fast installation, ideal for covert surveillance and temporary security. Typical installations would include crime scene security, temporary security, building security and construction/building site security.

       The TVX Cellular Alarm Terminal (TVX CAT) is used to transmit compressed video signals over the cellular network. A typical application would be the periodic transmittal of surveillance video from a bus, or other mobile application.

       The Company issued a Private Placement Memorandum in August 1995, and management believes that cash generated from the offering will be sufficient for all projected cash needs during the restructuring period. Management expects to realize sales on its new product lines commencing in the first quarter of the 1996 fiscal year.

Significant liquidity factors are as follows:

                                  July 31,     October 31,
                                    1995           1994

       Current ratio                .5:1          1.1:1
       Quick ratio                  .3:1           .5:1

       The foregoing ratios at July 31, 1995, are primarily the result of operating results and the cash received and use of proceeds from the sale of VTL and the DCX product line. As of July 31, 1995, accounts receivable were lower by $206,000, or 55%, then at October 31, 1994. Inventories reflect a decrease of $49,000, or 17%, since October 31, 1994. Current liabilities were reduced by $592,000, or 27%, from October 31, 1994. There were no material commitments for capital expenditures as of July 31, 1995. The Company also has Federal tax loss carryforwards available although limited as to amount.

Miscellaneous

       The Company believes that new accounting pronouncements, which have yet to be implemented, will not materially effect the financial condition or results of operations of the Company.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities

       In February 1995, the Board of Directors amended the Class A Warrants to provide for limited additional exercise rights after their scheduled expiration date (February 15, 1995) through the close of business (New York Time) on February 15, 1996, as follows: After February 15, 1995, upon exercise and payment of $1.75 cash, holders of Class A Warrants will be issued one share of Versus common stock for each four Class A Warrants owned of record on the exercise date.

                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VERSUS TECHNOLOGY, INC.
                                       (Registrant)



                         By:
                            Gary T. Gaisser
                            President and Chief Executive Officer





September 20, 1995