Form 10KSB40
period 1995-10-31
VERSUS TECHNOLOGY INC
filed 1996-02-13
CIK 842638

                                FORM 10-KSB
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the fiscal year ended October 31, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File No. 0-17500

                          VERSUS TECHNOLOGY, INC.
(Exact Name of Small Business Issuer in its charter)
              Delaware                           22-2283745
  (State of Incorporation)      (I.R.S. Employer Identification Number)
               2320 W. Aero Park Ct., Traverse City, Michigan
         (Address of principal executive offices)

      Issuer's telephone number, including area code: (616) 946-5868 Securities registered under section 12(b) of the Act: NONE
Securities registered under section 12(g) of the Act:

                       Common Stock, $.01 par value
                        Redeemable Class A Warrants

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  YES   (X)      NO  ( ) .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

The Issuer's revenues for its most recent fiscal year:  $988,616
The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $6,467,767 as of January 31, 1996.

State number of shares of Common Stock, par value $.01 per share, outstanding as of January 31, 1996: 18,485,697.

                DOCUMENTS INCORPORATED BY REFERENCE:  NONE



                          VERSUS TECHNOLOGY, INC.

                           Index to Form 10-KSB

          Part I                                                       Page

Item 1    Description of the Business. . . . . . . . . . . . . . . . . . .3
Item 2    Description of Properties. . . . . . . . . . . . . . . . . . . .9
Item 3    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .9
Item 4    Submission of Matters to a Vote of Security Holders. . . . . . 10

          Part II

Item 5    Market for Issuer's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . 11
Item 6    Management's Discussion and Analysis or Plan of
          Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 7    Financial Statements . . . . . . . . . . . . . . . . . . . . . 15
Item 8    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . . 37

          Part III

Item 9    Directors and Executive Officers; Promoters and
          Control Persons; Compliance with Section 16(a) of
          the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . 38
Item 10   Executive Compensation . . . . . . . . . . . . . . . . . . . . 39
Item 11   Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . . . 40
Item 12   Certain Relationships and Related Transactions . . . . . . . . 42
Item 13   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 43

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

                                  PART I

Item 1 - Description of the Business

     (a)  Business Development and Principal Products.

     Versus Technology, Inc. ("Versus" or the "Company") is a Delaware corporation incorporated in October of 1988. Versus has its principal place of business at 2320 West Aero Park Court, Traverse City, Michigan 49686 (telephone number (616) 946-5868 and facsimile number (616) 946-6775).

     In November of 1992, the Company was principally engaged in the business of manufacturing and marketing Derived Channel Multiplex ("DCX") alarm systems which used existing telephone lines without the necessity of a dial tone. The Company also had under development a line of cellular alarm transport ("CAT") systems.

     On September 15, 1993, the Company completed a private placement of one million shares of its common stock to a group of accredited investors at $2.05 per share. Of the net proceeds of $1,774,000, approximately $400,000 was used to purchase certain intellectual property and assets (patents, trademarks, etc.) relating to infrared tracking ("IR Tracking") systems and technology. The balance of the proceeds was used to provide additional capital resources to further develop and extend the IR Tracking technology systems, and to fund the growth of the Company's cellular alarm technology.

     Versus experienced significant losses in fiscal 1994. This led its Board of Directors to take substantial steps to restructure the Company. The Company implemented a plan to reduce overhead and sell the DCX business. In November 1994, the DCX business was sold. In early January 1995, John Mischak was replaced as President and Chief Executive Officer. The Board appointed Gary T. Gaisser as President and Chief Executive Officer. Mr. Gaisser was then and remains President of Olmsted Engineering Co. ("Olmsted"), the Company's principal development consultant in the area of infrared tracking ("IR Tracking"). The Company's employment levels and other expenses were sharply reduced, and the business headquarters moved from Trenton, New Jersey to Traverse City, Michigan, to the principal executive offices of Olmsted, in September, 1995.

     On September 29, 1995, the Company completed a private placement of 14,674,917 shares of its common stock to accredited investors at $0.20 per share. After payment of bridge loans the net proceeds of $2,428,050 are being used to develop the IR Tracking business and for general operating expenses.

     The Company currently has two lines of business, the IR Tracking System and a cellular line. The Company sees its future in the business of IR Tracking systems. These systems permit the instantaneous identification and tracking of the location of people and equipment, can be used to control access, and permit instantaneous two-way communication. The

Company believes that this technology will have a wide range of applications. The first market being addressed by the Company is the medical industry. Near term enhancement and expansion of this technology that will permit the transmission of increased data is also planned. The system is based on the Company's patented proprietary technology involving the transmission and reception of infrared light for use in tracking multiple subjects in several areas. The Company commenced formal marketing of its system on August 1, 1995. Several demonstration systems, however, were already in place and operating with high levels of customer satisfaction. There have been only limited sales to date.

     The Company also manufactures and distributes a number of cellular products for data transmission and cellular alarm transport. The Company's products can handle the sending of alert notices, such as alarm reporting for fire, burglar, health, security and other alert communication requirements. The Company's CAT products manufacturing began in late 1993. As a result of the settlement of a patent infringement suit during the fourth quarter of the 1995 fiscal year, the greater portion of the CAT products sold by Versus at the beginning of the year have now been discontinued.

     (b)  Business of the Issuer

          (1)  Principal Products and Services

Infrared Security System and Technology ("IR Tracking")

     The Company's infrared security system is the chief product of the Company. This technology was acquired in fiscal 1993. This IR tracking system can be used to monitor and locate people and equipment and/or to control access to secured areas. The system consists of compact badges, sensors and receivers and a central processing computer. Badges can be attached to people and equipment. Each badge transmits a unique identifying code and up to sixteen status codes. Sensors and receivers, inconspicuously located in each room or zone, receive and validate transmitted signals and send them to the central processing computer. The central processing computer operates on the signals from the receivers. It locates each badge, determines its status (i.e., condition, environment, etc.) and provides users with a graphical display locating people and equipment. Other programmable features include directed pages, telephone call forwarding, equipment usage logs, and door openings and closings. In addition, two way communication is possible. The system is based on the Company's patented proprietary technology involving the transmission and reception of infrared light for use in tracking multiple subjects in several areas.

Cellular Alarm Transport ("CAT")

     The principal function of the Company's Cellular Alarm Transport products is to provide a connected alarm panel with a communication pathway through the cellular communications network. The cellular communications network is functionally identical to the switched telephone network (land line) service commonly employed in alarm monitoring. These alert notices can be sent using either the Company's proprietary ProNet network, can be carried over existing standard telephone lines without precluding voice conversations and other uses, can utilize the patented CAT network utilizing cellular communications to transport alarm information and signals or when working with, or as backup to, other land line based security systems. Additionally, the Company's cellular alarm products provide security reporting protection in applications where land line based security is not feasible or practical.

     Generally, the CAT is used as a cellular backup alarm product (though there are numerous stand alone applications as well). In its cellular backup mode alarm messages are transmitted over the cellular network to a telephone switch network used by the alarm monitoring agency to receive such data and signals. When an event triggers the cellular alarm product located at the protected premises, a message is transmitted to the nearest cellular antenna site ("Cell Site"). The Cell Site passes this message to a mobile telecommunications switching office, then on to the land line telephone network which carries the message to the alarm monitoring center.

     The Company's cellular product is comprised of a cellular radio transceiver and an interface printed wiring assembly mounted within a steel enclosure. The product is shipped with several ancillary items which include: a UL approved input power transformer, a battery (optional) for use when primary power to the unit fails, and an antenna assembly made expressly for ease of installation. The handset which normally accompanies the cellular transceiver is used for initial programming of the unit. This cellular product is manufactured, assembled and tested by the Company from components supplied by others.

     Sales of cellular products began late in fiscal 1993 and were partially discontinued this year (see "Legal Proceedings").

          (2)  Marketing and Distribution

Infrared Security System and Technology

     Prior to its acquisition by the Company, this product had been sold and installed in three working environments, all in the health care industry. Additionally, two demonstration systems were sold for use in governmental high security facilities. Planned near term enhancement and expansion of this technology will permit the transmission of increased data. Currently, the health care market is primarily targeted for penetration due to the technology's initial success there, and the existing interest that has developed. Additional applications being explored include high security facilities (military, governmental, etc.), correctional institutions (prisons, house arrest monitoring programs, etc.) and commercial security (visitor tracking, institutional access control, etc.).

     On July 1, 1995, the Company entered into an exclusive distribution agreement with Medical Enterprises International, Inc. ("MEI"), for sales to the medical community. This agreement was modified by the Company at the end of December to make this agreement non-exclusive. It is unclear the extent to which MEI will continue to attempt to market the product. The Company is now concentrating on direct marketing, as well as selling through other non-exclusive distributors.

     In the future, the Company also intends to market its IR Tracking products directly to office and manufacturing markets, such as professional offices, financial institutions, governmental institutions, correctional facilities, and manufacturing facilities, for the purpose of security, personal equipment and document tracking, time and attendance monitoring, and ingress/egress control.

Cellular Alarm Transport

     The Company's remaining cellular products are marketed both through direct sales and distributors.


          (3) New Products or Services

     During fiscal 1995 the Company formally introduced its IR Tracking System, currently marketed primarily to the health care industry.

          (4) Competitive Business Conditions

     There are many products directly competitive with the Company's infrared technology. Also, there are numerous products that perform functions similar to this technology, including radio frequency ("RF") paging and communication systems, ultrasound and RF badges, magnetic strip systems and hardwired communication systems. The Company believes that its infrared technology is competitive with RF based and other similar systems and that in many applications it may be a superior and cost-effective alternative.

     Competition for the Company's remaining CAT products comes primarily from only a few companies. Expected growth of the market, however, may attract entry by additional organizations with more significant resources. In addition, there are competing technologies which perform similar functions.

     In each of its markets, the Company seeks to compete primarily on the basis of the technological features of its products, their cost effectiveness, system performance, field experience and service support.

          (5) Sources and Availability of Raw Materials

     The Company's manufacturing operations consist primarily of the assembly and testing of final products and subassemblies purchased from other manufacturers. There are generally multiple suppliers available for most components purchased by the Company. The Company estimates that no single supplier accounts for more than 10% of total inventory requirements.

     The Company performs quality tests and checks on components and subassemblies at various stages of manufacturing. Finished products are thoroughly tested for all functions.

          (6) Material Customers

     Substantially all the Company's sales for the fiscal year ended October 31, 1995 were attributable to the Company's ten largest customers. Sales to the Company's ten largest customers for each of the two fiscal years ended October 31, 1994 and 1993 represented 73% and 82% of total sales, respectively. The Company's historic operations do not include any major customers that, if lost, would have a significantly adverse effect on the Company. The Company does not believe its IR product line will be dependent on any individual customer.

     The Company generally does not offer extended payment terms to its customers and generally adheres to its warranty policy of 90 days. Consistent with industry practice, the Company maintains inventory of both components and finished products that it believes to be sufficient to satisfy foreseeable short-term customer requirements.

     At October 31, 1995, the Company had approximately $20,000 of orders on hand. At October 31, 1994, the Company's orders on hand were approximately $1,022,000.

     No material portion of the business of the Company is seasonal. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

     The Company has announced an IR Tracking rental program. This program provides an alternative to direct purchase.

     During the last three years, inflation has not had any significant impact on the Company's business.

          (7) Patents, Trademarks, Licenses and Franchises

     The Company holds several United States patents covering certain cellular alarm and IR Tracking technologies. The Company also holds patents in other countries for these products.

     The Company also holds several United States patents in the cellular alarm transport product area. Some of these products have also been granted patents in other countries. Some of these patents relate to the use of a low frequency supervisory signal to signify telephone line continuity and status at the remote premises. The remaining patents reinforce system design considerations. The Company also has sold and back-licensed generally exclusive rights to use this technology throughout the Western Hemisphere, Japan, China and certain other countries in the Far East, Eastern Europe and the countries previously comprising the USSR. The license agreements do not reflect any material cost to the Company or adversely limit their use by the Company.

     As a result of patent litigation described in "Litigation" below, the Company has agreed to cease production and marketing of certain cellular products.

     There can be no assurance that the Company's patents will provide the Company with significant competitive advantages, or that further challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that any such challenge will not be successful. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the Company's technology or design around the patented aspects of the Company's technology. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored, or that others will not independently develop similar or superior technology.

     The Company has granted a security interest in its patents to Duane, Morris & Heckscher, its counsel in the Telular litigation, to secure payment of fees billed by that firm. The firm has asserted that they are entitled to monthly payments in fiscal year 1996 and a balloon payment on January 1, 1997. The Company disputes some of their fees and expects to negotiate an accord at some future date.

          (8) Government Approvals

     The Company's Cellular Alarm Transport products are registered under FCC regulations and comply with all relevant FCC regulations for commercial and residential premises.

     The Company's IR Technology products do not require government approvals.

          (9) Government Regulation

     The Company does not believe that existing or reasonably foreseeable governmental regulations will have a material adverse effect upon the Company's business.

          (10) Research and Development

     The Company's expenditures for research and development during fiscal 1994 were $500,000. This compares with $957,000 which was expended during fiscal 1995. To the extent it can afford to do so, the Company intends to continue to incur significant development expenses to maintain and enhance its technological position.

          (11) Environmental Compliance

     Compliance with Federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment should not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 1996) or the succeeding fiscal year (fiscal
1997).

          (12) Number of Employees

     At October 31, 1995, following the move of the Company to Michigan from New Jersey and a streamlining of staff, the Company had 6 full time employees. Of its full time employees, 2 were engaged in system design and engineering, 1 in marketing, sales and sales administration, 1 in manufacturing and 2 in management and administration.

     None of the Company's employees is covered by a collective bargaining agreement. The Company has never experienced any labor disruptions or work stoppages, and considers its employee relations to be good.

Item 2 -  Description of Properties

     The Company currently has an informal agreement with Olmsted which permits the company to locate in Olmsted's premises with no rent payment. A new lease has been entered into as of January 26, 1996 for rent of $57,000 per year.

Item 3 -  Legal Proceedings (Litigation)

     The following is a summary of the material litigation in which the Company is currently engaged, or which was settled, during the fourth quarter of 1995.

           1. Versus Technology, Inc. v. Satellite 2000 Corporation and Charlie Barnum

          Complaint Filed:  November 1, 1993
          Court: United States District Court for the Middle District of Florida, Orlando Division
          Civil Action No.:  93-970-CIV-ORL-22
          Principal Parties:  Plaintiff, Versus Technology, Inc.;
              Defendants, Satellite 2000 corporation, Charlie Barnum

     Versus has charged Satellite 2000 (a corporation) and Charlie Barnum (an individual) with infringement of three of its patents directed to the Versus cellular technology. Satellite 2000 Corporation has executed a consent decree, which has been entered by the court, admitting validity and infringement of those patents. In addition, the Company has sought to enter a default judgment against Charlie Barnum, holding Mr. Barnum liable for patent infringement of the three Versus patents-in-suit. Versus seeks damages and an injunction against the defendants for infringement of the patents-in-suit, infringement of Versus copyrights, infringement of Versus trademarks, and for unfair competition and trade libel. A preliminary injunction was issued against Mr. Barnum to prevent him from continuing to engage in acts of unfair competition against Versus.

          Versus cannot predict whether all or any of the sums it seeks from the defendants are recoverable or collectable. Therefore, Versus is seeking to restructure its expenditures on this litigation and may seek to dismiss this litigation in the future.

     2.   Telular Corporation v. Versus Technology, Inc.

          Complaint filed:  December 16, 1993
          Court:  United States District Court for the Northern District
            of Illinois
          Civil Action No.:  93 C 7568
          Principal Parties:  Plaintiff, Telular Corporation;
            Defendant, Versus Technology, Inc.

     Telular charged Versus with infringement of two of Telular's patents related to cellular interfaces. Versus charged Telular with infringement of its three cellular alarm patents.

     This matter was concluded during the fourth quarter of fiscal 1995 with the Company agreeing to acknowledge and respect Telular's claimed patents and agreeing to deliver $132,000 in inventory or cash to Telular. As a result of this settlement, the Company has discontinued production of CAT 2000, UL and chip technology products. These discontinued products constituted approximately 50% of the Company's 1995 cellular business. The settlement does not affect Versus' lines of alarm systems which transmit video signals along cellular networks, nor its mobile alarm protection system, nor its trigger-based CAT units.

     3.   Special Situations Fund III, L.P. v. Versus Technology, Inc.

          Complaint filed:  September 27, 1994
          Court:  Supreme Court of the State of New York
          Index No.:  127519/94
          Principal Parties:  Plaintiff, Special Situations Fund III, L.P.
            Defendant, Versus Technology, Inc.

     Special Situations Fund III, L.P. ("Special Situations") filed a complaint alleging that Versus allowed certain warrants which the Fund held to expire, and that the Fund was damaged by the warrants' expiration. Special Situations also alleged that the Company breached the Warrant Agreement pursuant to which the warrants were issued to Special Situations, and claims that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the Warrant Agreement. A judgment against the Company in the amount of $195,000 has been entered by a trial court. The Company is appealing this judgment and believes that it has proper cause for appeal.

Item 4 -  Submission of Matters to a Vote of Security Holders

                        None

                                  PART II

Item 5 -  Market for Issuer's Common Equity and Related Stockholder Matters

     Until recently the Company's common stock and Class A warrants were traded over the counter on NASDAQ under the trading symbols "VSTI", and "VSTIW", respectively. Such securities are not currently listed, as the Company for a period of time did not meet the balance sheet requirement of NASD. At present, the Company does not currently meet the NASD's minimum per-share price requirements for new listings and therefore has not been relisted. The Company intends to apply for NASDAQ relisting of its common stock as soon as all of the NASD requirements are again met. The common stock is traded over the counter by several market makers through the NASDAQ Bulletin Board.

     The price ranges presented below represent the high and low bid prices during each quarter. Quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.



                               Common Stock     Class A  Warrants
Fiscal Quarter Ended           High      Low       High     Low

January 31, 1994              3         2 5/16    1/2       1/8
April 30, 1994                2 11/16   1 3/8     1/8       1/16
July 31, 1994                 1  7/8    1 1/8     1/16      1/16
October 1,1994                1  3/8      3/4     1/16      1/32

January 31, 1995                 7/8      3/8      --        --
April 30, 1995                   3/8      1/4      --        --
July 31, 1995                    9/16     1/4      --        --
October 31, 1995                17/32     3/8      --        --

     As of January 31, 1996, the Company had 254 shareholders of record of its common stock and its bid price was 3/8 and 57 holders of warrants of record of Class A warrants.

     To date, the Company has not declared or paid any dividends with respect to its common stock, and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the common stock in the foreseeable future.

     The Class A warrants, as last extended by the Board of Directors, expire on February 15, 1996 and are presently exercisable as follows: For four warrants and $1.75, warrant holders may acquire one share of common stock.

Item 6 -  Management's Discussion and Analysis or Plan of Operations

     The following table sets forth selected financial data for the Company and should be read in conjunction with the financial statements and related notes and management's discussion and analysis of financial condition and results of operations included elsewhere in this Form 10-KSB or from prior audited financial statements of the Company. This selected financial data is not covered by the Independent Accountant's Report.

(in thousands except per share amounts)

Years ended October 31,               1995      1994      1993
______________________                ____      ____      ____
Statement of Operations Data:

Revenues                             $  989      $3,200    $5,009
Net income (loss)                    (2,497)     (3,176)   $  628
Net income (loss) per common
  and common equivalent share          (.46)       (.76)    $ .15

Weighted average number of
shares outstanding                    5,450       4,160     5,298


Balance Sheet Data:

Working capital                      $1,157      $  145    $3,036
Total assets                         $2,435      $3,083    $5,391
Total liabilities                    $1,361      $2,236    $1,376
Shareholders equity                  $1,074      $  847    $4,015


Fiscal year 1995 compared with 1994:

Revenues for the fiscal year ended October 31, 1995 were $989,000 or, 69% below the corresponding revenues for the previous fiscal year. This decrease of $ 2,211,000 resulted primarily from the sale of the DCX product line and the settlement with Telular involving certain cellular products. Revenues attributable to these events included in the 1995 and 1994 revenues amounted to approximately $ 586,000, and $3,000,000, respectively. The Company is continuing its development of infrared products and expects this product line to be the Company's primary focus in fiscal 1996.

Cost of sales as a percentage of revenues for fiscal 1995 decreased to 50% from 60% in fiscal 1994. This change was primarily due to continuing change in product mix. As the infrared product line begins to expand, the cost of sales is targeted to be considerably less than that of the cellular product.

Selling, general and administrative expenses for fiscal 1995 were 40% lower than in fiscal 1994. This decrease was primarily due to the Company's downsizing of its sales and marketing efforts in addition to cost reductions associated with the move of its headquarters and principal operations to Michigan. Research and development expenditures increased $457,000 from fiscal 1994 and were attributable primarily to the development of the Company's infrared product line and new product development with cellular technology. Patent defense settlements and judgment costs exceeded 1994 levels by $209,000. The legal matters associated with these costs have been substantially completed and accrued for in the accompanying financial statements. See "Business-Legal Proceedings".

Other income and expense increased $824,000 from 1994 levels due primarily to the recognition of the last installment of deferred gain associated with the sale of the Company's subsidiary in 1992 and the gain associated with the sale of the DCX product line in the amount of $424,000.

In connection with the move of the Company's headquarters and principal operations, the Company has now refocused itself as a manufacturer of infrared tracking systems and specialty cellular products. The Company's strategy going forward will be to meaningfully expand sales of medical tracking and monitoring systems, develop a portfolio of service contracts with third parties and exploit the medical and health fields and to pursue other markets. The Company intends to enter the governmental, professional and manufacturing markets with its infrared technology products.

Fiscal Year 1994 Compared with Fiscal Year 1993

     Revenues for the fiscal year ended October 31, 1994 were $1,809,000, or 36%, below the corresponding revenues for the previous fiscal year. However fiscal 1993 revenues included $1,189,000 for shipments to Versus Technology, Ltd. ("VTL"), the Company's majority owned subsidiary which was sold June 13, 1992 (Note 2 of Notes to Financial Statements). On a comparable basis, revenues for fiscal 1994 were $620,000, or 16%, below domestic revenues of $3,820,000 reported for fiscal 1993. The Company anticipates no further sales to VTL. The Company's backlog of $1,022,000 at October 31, 1994 was above the comparable backlog of $337,000 at October 31, 1993. $344,000 of the backlog was included as part of the sale of the Company's DCX product line on November 30, 1994. Of the balance, approximately $396,000 represents a contractual commitment to purchase products during 1995.

     Cost of sales as a percentage of revenues for fiscal 1994 increased to 60% from 43% in fiscal 1993. This change was primarily due to a change in product mix with increasing emphasis on the Company's cellular product line with associated lower margins.

     Selling, general and administrative expenses for fiscal 1994 were 25% higher than in fiscal 1993. This increase was primarily due to the Company's increased sales and marketing efforts pertaining to its cellular and infrared product lines. Development expenditures increased to $500,000 for fiscal 1994 from $154,000 in fiscal 1993 and were attributable primarily to new and improved product development. On an absolute basis, SG&A expenses increased from fiscal 1993 compared to fiscal 1994 primarily because of patent litigation costs associated with the cellular product line. See "Business - Legal Proceedings"

     Operating loss for fiscal 1994 was $3,165,000, compared to an operating income of $130,000 for fiscal year ended 1993. In addition to this operating loss, the net loss of $3,176,000 or $.76 loss per share, included net interest and miscellaneous expenses of $11,000. Fiscal 1993 net income of $628,000, or $.15 per share, included a gain of $490,000, or $.09 per share, on the sale of VTL.

     The Company has identified two of its proprietary product lines that present what the Company believes to be favorable opportunity markets for the next two to five years. These product lines are the cellular alarm products and the infrared products described above. The Company plans to focus efforts on developing the markets, sales channels and additional products to properly address the opportunities that these markets offer.

LIQUIDITY AND CAPITAL RESOURCES

     During the twelve (12) months ended October 31, 1995, the Company relied primarily on cash generated from operations, cash proceeds generated from the sale of assets, and a private placementof common stock. On September 29, 1995 the Company completed a private placement of which generated net proceeds to the Company of approximately $2.7 million dollars. The Company used $550,000 of the proceeds to repay certain notes payable, and the remainder will be used for working capital. The Company believes that the combination of the above working capital and cash generated from operations, should be sufficient to meet projected cash needs over the next twelve (12) months. There can, however, be no assurance that the Company will be successful in generating sufficient operating revenue during fiscal 1996 which will be sufficient for all projected and/or unforeseen cash needs.

Significant liquidity factors:

                                               October 31,
                                      _____________________________
                                        1995                1994
                                        ____                ____
          Current ratio                 2.1:1               1.1:1
          Quick ratio                   2.0:1               0.5:1

OTHER MATTERS

  The Company plans to evaluate a merger option with Olmsted. The Company believes the basis of the merger is sound and expects to conclude negotiations in fiscal 1996. (See "Certain Relationships and Related Transactions")

Item 7 -  Financial Statements

                       Index to Financial Statements

                                                                 Page(s) in
                                                               Form 10-KSB

Financial Statements:
Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . 16
Balance Sheets as of October 31, 1995
  and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
Statements of Operations for the years ended
  October 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . 18
Statements of Shareholders' Equity for the
  years ended October 31, 1995 and 1994. . . . . . . . . . . . . . . . . 19
Statements of Cash Flows for the years ended
  October 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . .20-21
Notes to Financial Statements
  October 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . .22-37

                          INDEPENDENT AUDITORS' REPORT
                          ____________________________


Board of Directors and Shareholders
Versus Technology, Inc.:



We have audited the financial statements of Versus Technology, Inc. as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Versus Technology, Inc. as of October 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principals.

As discussed in note 1 to the financial statements, as of November 1, 1994, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

The accompanying financial statements have been prepared assuming that Versus Technology, Inc. will continue as a going concern. As discussed in note 13 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 13. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KPMG Peat Marwick LLP


Princeton, New Jersey
February 9, 1996

                               VERSUS TECHNOLOGY, INC.
                                   Balance Sheets
                              October 31, 1995 and 1994
                Assets                                   1995         1994
               _______                                   ____         ____
Current Assets:
  Cash and cash equivalents                         $1,998,000        64,000
  Trade accounts receivable (net of allowance
       for doubtful accounts of $25,000 and $45,000
       as of October 31, 1995 and 1994)                 88,000       376,000
  Notes receivable - current (note 2)                     -          698,000
  Assets held for sale                                   3,000       872,000
  Inventories (note 3)                                  11,000       295,000
  Prepaid expenses and other current assets             79,000        47,000
                                                        ______       _______
       Total current assets                          2,179,000     2,352,000
Property and equipment - net (note 4)                    3,000       214,000
Deferred charges and other assets - net (note 5)       253,000       517,000
                                                    __________     _________
                                                    $2,435,000     3,083,000
                                                    __________     _________
                                                    __________     _________
Liabilities and Shareholders' Equity
____________________________________
Current liabilities:
  Obligations under capital leases, current             -              9,000
  Accounts payable                                    508,000      1,197,000
  Accrued expenses                                    395,000        375,000
  Deferred revenue - customer advance payments          9,000         52,000
  Deferred gain - current (note 2)                      -            365,000
  Notes payable, current portion (note 8)             110,000        209,000
                                                      _______        _______
       Total current liabilities                    1,022,000      2,207,000

Notes payable, long-term (note 8)                     339,000         29,000
                                                   __________      _________
       Total liabilities                            1,361,000      2,236,000
                                                    _________      _________
Shareholders' equity (notes 11, 12, 13, 15, and 17):
  Common stock, $.01 par value 25,000,000
       shares authorized 18,910,697 and 4,160,780
       shares issued and outstanding in 1995
       and 1994, respectively                         190,000          42,000
  Additional paid-in capital                       23,410,000      20,834,000
  Accumulated deficit                             (22,526,000)    (20,029,000)
                                                   __________    ____________

       Total shareholders' equity                   1,074,000         847,000
Commitments and contingencies
       (notes 13 and 15)                           __________       _________
                                                   $2,435,000       3,083,000
                                                   __________       _________
                                                   __________       _________

See accompanying notes to financial statements.

                             VERSUS TECHNOLOGY, INC.
                           Statements of Operations
                  For the years ended October 31, 1995 and 1994

                                                    1995           1994
                                                  _______       _________
Revenues:
 Sales (notes 2 and 7)                          $  989,000      3,200,000
                                                 _________      _________
                                                   989,000      3,200,000
                                                 _________      _________
Cost of sales                                      500,000      1,928,000
                                                 _________      _________
Gross margin                                       489,000      1,272,000
                                                 _________      _________
Cost and expenses:
 Research and development (note 18)                957,000        500,000
 Sales, general and administrative
   (notes 16 and 18)                             1,946,000      3,250,000
 Patent defense costs, settlements and
   judgments (note 6)                              896,000        687,000
                                                 _________      _________
                                                 3,799,000      4,437,000
                                                 _________      _________
  Loss from operations                          (3,310,000)    (3,165,000)

Other income (expense):
  Interest income                                   17,000         13,000
  Interest expense (note 8)                        (19,000)       (20,000)
  Other                                             26,000         (4,000)
  Gain on sale of subsidiary and sale of
    product line(note 2)                           789,000           -
                                                   _______        _______
                                                   813,000        (11,000)
                                                   _______        _______

  Loss before provision for income taxes        (2,497,000)    (3,176,000)
Provision for income taxes (note 9)                    -              -
Net loss                                       $(2,497,000)    (3,176,000)
                                               ___________      _________
                                               ___________      _________
Net loss per common and common
equivalent share (note 10):

  Primary                                          $  (.46)          (.76)
                                                       ___            ___
                                                       ___            ___

  Fully diluted                                    $  (.46)          (.76)
                                                       ___            ___
                                                       ___            ___


See accompanying notes to financial statements.

                                 VERSUS TECHNOLOGY, INC.
                           Statements of Shareholders' Equity
                     For the years ended October 31, 1995 and 1994

                                      Common Stock
                                      ____________
                                           Additional
                                            paid-in    Accumulated
                       Shares    Amount     capital      deficit       Total
                     _________   ______    __________  ___________   _________

Balance,
  October 31, 1993   4,155,598  $42,000  $20,826,000  $(16,853,000) $4,015,000
Issuance of
common stock:
 Incentive stock
  option (note 11)       3,982       -         4,000         -           4,000
 Exercise of
  warrants (note 11)     1,200       -         4,000         -           4,000

Net loss                  -          -          -       (3,176,000) (3,176,000)
                     _________   ______   __________     _________    _________
Balance,
 October 31, 1994    4,160,780   42,000   20,834,000   (20,029,000)    847,000

Issuance of
common stock:
 Sale of common stock,
 net of issuance
 costs (note 11)    14,674,917  147,000    2,539,000          -      2,686,000

Directors fees          75,000    1,000       37,000          -         38,000

Net loss                   -         -         -        (2,497,000) (2,497,000)
                    __________  _______    _________     _________   _________

Balance,
  October 31, 1995  18,910,697 $190,000  $23,410,000  $(22,526,000) $1,074,000
                    __________ ________  ___________  _____________ __________
                    __________ ________  ___________  _____________ __________

See accompanying notes to financial statements.

                          VERSUS TECHNOLOGY, INC.
                         Statements of Cash Flows
              For the years ended October 31, 1995 and 1994
                                                 1995           1994
                                               _________     _________
Cash flows from operating activities:
Net income (loss)                            $(2,497,000)   (3,176,000)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                245,000       346,000
    Loss on disposal of assets (note 6)          260,000        23,000
    Bad debt expense                                 -          21,000
    Gain on sale of subsidiary                  (365,000)         -
    Gain on sale of product line                (424,000)         -
    Directors' compensation expense               38,000          -
    Increase and decrease in assets
      and liabilities:
    (Increase) decrease in accounts receivable   308,000       465,000
    (Decrease) in allowance for bad debts        (20,000)         -
    (Increase) decrease in inventories           284,000      (162,000)
    (Increase) in prepaid expenses and other
      current assets                             (32,000)      (10,000)
    Increase (decrease) in accounts payable and
      other liabilities                         (240,000)      717,000
    Increase (decrease) in accrued expenses       20,000        16,000
    Increase (decrease) in deferred
      revenues - customer advance payments       (43,000)       34,000
                                                  ______        ______
    Total adjustments                             31,000     1,450,000
                                                 _______     _________
    Net cash used in operating activities     (2,466,000)   (1,726,000)
                                               __________    __________
                                               __________    __________
Cash flows from investing activities:
    Principal received on note receivable        698,000        73,000
    Additions to property and equipment          (19,000)      (68,000)
    Additions to deferred charges and other
      assets                                     (11,000)      (54,000)

    Proceeds on sale of assets held for sale   1,293,000          -
                                               _________        ______
      Net cash provided by (used in)
        investing activities                   1,961,000       (49,000)
                                               _________       ________
                                               _________       ________
Cash flows from financing activities:
    Payments on obligation under capital
      lease                                       (9,000)      (13,000)
    Proceeds from issuance of note payable           -         200,000
    Payments on note payable                    (238,000)       (8,000)
    Sale and issuance of common stock
      (note 11)                                2,686,000         8,000
                                               _________        ______

                                                            (continued)

Net cash provided by financing
  activities                                   2,439,000       187,000
                                               _________       _______

Net increase (decrease) in cash and cash
  equivalents                                  1,934,000    (1,588,000)

Cash and cash equivalents, beginning of year      64,000     1,652,000
                                               _________     _________

Cash and cash equivalents, end of year        $1,998,000        64,000
                                              __________        ______
                                              __________        ______

Supplemental disclosures of cash flow
  information:
  Cash paid during the year for interest         $21,000       $19,000
                                                  ______        ______


Supplemental schedule of noncash investing and financing activities: During 1994, the Company had classified certain of its assets and liabilities related to the Derived Channel Multiplex (DCX) product line as assets held for sale. These items were sold for cash of $1,293,000 in November of 1994. The components of those items sold are as follows, as of October 31, 1994:


            Inventory                         $ 882,000
            Property, plant and
              equipment, net                     47,000
            Accounts payable                    (57,000)
                                              _________
            Assets held for sale              $ 872,000
                                              _________
                                              _________


During 1994, the Company disposed of certain fixed assets with original costs of $197,000 and accumulated depreciation of $174,000. A loss on disposal of $23,000 was recognized as part of this transaction.

During 1994, the Company wrote-off $29,000 of uncollectible amounts due from VTL.

Such amounts reduced the related deferred gain generated from the sale of VTL in 1992 (note 2).

During 1995, approximately $449,000 of accounts payable were renegotiated to a note payable.


See accompanying notes to financial statements.

                        VERSUS TECHNOLOGY, INC.
                     Notes to Financial Statements
                       October 31, 1995 and 1994



(1)  Organization and Summary of Significant Accounting
     Policies

Versus Technology, Inc. (Versus) develops infrared products for the health care industry and other markets. Versus also develops and integrates cellular products for the security industry. Primary engineering activities include software design, development, debugging, hardware integration, testing, system integration, installation, maintenance, support and training. During the year the Company significantly downsized its manufacturing operation, moved its headquarters and principal operating facilities, ceased production and distribution of a significant product line and focused development efforts on infrared product technology.

Credit Risk:
The Company maintains its funds in national banks and does not consider there to be a credit risk rising from cash deposits in excess of federally insured limits. The
Company's customer base is diverse and the Company does not believe it has a significant credit risk related to its accounts receivable.

Inventories:
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and equipment:
Property and equipment are carried at cost and depreciated over estimated useful lives, principally on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

The estimated useful lives used for determination of depreciation and amortization for financial reporting purposes are: machinery and equipment - 3 to 10 years;
furniture and fixtures - 3 to 10 years.

Revenue recognition:
Revenue from product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. The Company generally offers a 90 day warranty on its products. Costs incurred to service products under warranty, which have not been significant, are charged to operations when incurred.

Deferred revenue - customer advance payments:
Revenue from advanced payments received from customers is deferred until all revenue recognition criteria are satisfied.

Income taxes:
Income taxes are accounted for in accordance with Financial
Accounting Standards No. 109,   "Accounting for Income
Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes under APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective November 1, 1993, the Company adopted Statement
No. 109.

Income tax credits are accounted for as a reduction of income tax expense in the year realized.

Intangible assets:
Patents and trademarks are recorded at cost and are amortized using the straight-line method over seven years.

Deferred charges:
Costs incurred to ready software products for sale from the point in time that technological feasibility has been established, as evidenced by a detailed working program design, to the point in time that the product is available for general release to customers are capitalized. Such capitalized costs are amortized using the straight-line method over the estimated useful lives of the products, which range from two to three years for product enhancements and new base software products. Costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are expensed as incurred.

Statements of cash flows:
For the purpose of the statements of cash flows, the Company considers all investments with a maturity of three months or less at date of purchase to be cash equivalents.

Reclassifications:
Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

(2)  Acquisitions and Dispositions:
     Sale of Majority-Owned Subsidiary

On July 13, 1992, the Company completed the sale of all of its capital stock of Versus Technology Ltd. (VTL), a wholly-owned subsidiary located in the United Kingdom, and certain other patented technology owned by the Company, to a newly-formed organization headed by the management of VTL and other investors. The purchase price was approximately $1,653,000 plus repayment of indebtedness from VTL to the Company of approximately $647,000. The Company received $500,000 at closing with the balance deferred in periodic payments over the next twenty-two months. Of these deferred payments, $1,250,000 were collateralized by a subordinated lien on the assets of VTL. In addition, as part of this transaction, the Company was released from its guarantee obligation under an $800,000 principal amount term loan obtained by VTL in 1992 and the Company was obligated to pay closing fees of approximately $260,000, of which approximately $200,000 was to be paid over a period of twenty-two months. Such closing fees have been accrued in the accompanying financial statements. VTL also licensed to the Company rights in the United States and certain other countries to use the technology sold to VTL.

The Company realized a net gain from this transaction of approximately $1,129,000. Due to the fact that the common stock and certain other patented technology was sold to a highly-leveraged group of investors, the gain was deferred and was recognized ratably as cash was collected. The
Company recognized the balance of this deferred gain in the amount of $365,000 in 1995 (none in 1994).

Acquisition
On August 3, 1993, the Company purchased substantially all of the tangible and intangible assets, and none of the liabilities, of United Identification Systems Corporation
(UIS) for approximately $400,000. UIS technology is used to develop and manufacture security, identification and tracking systems based on an infrared communication system.
The purchase was funded with the proceeds of a private placement which occurred on September 2, 1993 (note 11).
The purchase price has been allocated as follows:

        Patents and trademarks         $365,000
        Inventory                        15,000
        Equipment and tooling            20,000
                                        _______
                                       $400,000
                                       ________
                                       ________
                                24


(3)  Inventories
Inventories as of October 31, 1995 and 1994 are as follows:

                                1995           1994
                                ____           _____
     Raw Materials             $11,000       189,000
     Work in progress             -           41,000
     Finished goods               -           65,000
                                ______       _______
                               $11,000       295,000
                                ______       _______
                                ______       _______

(4)  Property and Equipment
Property and equipment as of October 31, 1995 and 1994 are as follows:

                                1995           1994
                                ____           ____
     Machinery, equipment
       and vehicles           $114,000        916,000
     Furniture and fixtures     25,000        124,000
                               _______      _________
                               139,000      1,040,000

     Less accumulated
       depreciation            136,000        826,000
                               _______        _______
                              $  3,000        214,000
                               _______       ________
                               _______       ________

Depreciation expense was $121,000 and $221,000 in 1995 and 1994, respectively. Substantially all of the Company's property and equipment were sold or written down to net realizable value as a result of the Telular litigation settlement (see note 17) and the move of the headquarters and principal operations to Michigan (see note 16).

(5)  Deferred Charges and Other Assets
Deferred charges and other assets as of October 31, 1995 and 1994 are as follows:

                                   1995           1994
                                   ____           ____

     Patents                    $365,000        571,000
     Deferred computer
         software costs             -           118,000
                                 _______        _______

                                 365,000        689,000

  Less accumulated
    amortization                 112,000        172,000
                                 _______        _______

                                $253,000        517,000
                                ________       ________
                                ________       ________

(6)  Patent Defense Costs
During fiscal years ended October 31, 1995 and 1994, the Company incurred legal fees and other associated costs of approximately $896,000 and $687,000, respectively, to defend its proprietary patents related to certain of its cellular products. Such costs have been charged to operations in the accompanying financial statements. The Company was unsuccessful in its defense of these patents (see note 17).

(7)  Major Customers, Geographic Segment Information and
     Export Revenues
Revenues in excess of 10% of the Company's total revenues were attributable to sales to four and two major customers for the years ended October 31, 1995 and 1994, respectively. These individual major customers accounted for sales of approximately $286,000 (29%), $144,000 (15%), $134,000 (14%)
and $103,000 (11%) in fiscal year 1995 and $1,233,000 (38%)
and $369,000 (11%) in fiscal year 1994.

All revenues, operating profit (loss), assets and depreciation expense are generated by operations located in the United States.

Financial information relating to export revenues for the years ended October 31, 1995 and 1994 are as follows:

                Geographic Segment Information

          Export Revenues:                1995        1994
                                          ____        ____

               Brazil                       -        78,000
               Canada                       -         3,000
                                          ____      _______
                  Total                     -        81,000

                                          ____      _______
                                          ____      _______

(8)  Notes Payable
On August 1, 1995, the Company signed a note payable to one of its law firms for $449,000. The note bears interest at a floating annual rate and requires 13 monthly installments of $10,000 which commence on December 1, 1995 and a balloon payment for the entire remaining principal balance on January 1, 1997. The note is secured by certain patents of the Company. The future principal amounts due under the aforementioned loan are as follows:


                          1996       $110,000
                          1997        339,000
                                      _______
                                     $449,000
                                      _______
                                      _______

On September 29, 1994, the Company borrowed $200,000 from five individuals (including three Directors of the Company totaling $120,000) for operational cash flow purposes. The notes bore interest at a rate of 8% payable semi-annually and were due on December 31, 1995. Such amounts were paid in full as of October 31, 1995.

(9)  Income Taxes
As discussed in note 1, the Company adopted Statement No.
109 as of November 1, 1993. There was no cumulative effect of this change in accounting for income taxes as of November
1, 1993.

There was no provision for income taxes for 1995 and 1994.

Income tax benefit for the years ended October 31, 1995 and 1994 differed from the amounts computed by applying the U.S.
Federal income tax rate of 34% to pretax loss as a result of the following:

                                    1995         1994
                                    ____         ____

    Computed tax
      benefit at 34%             $(849,000)   (1,080,000)
    Increase in income taxes
      resulting from:
    Meals and entertainment
      expense                        4,000         4,000
    Increase in
      beginning of the year
      balance of the valuation
      allowance for deferred
      tax assets                   827,000     1,076,000
    Other                           18,000           -
                                   ________     _________
                                 $    -              -
                                   ________     _________
                                   ________     _________

The significant components of deferred income tax expense for the year ended October 31, 1995 and 1994 are as follows:

                                       1995         1994
                                       ____         ____

     Increase in net operating
       loss carryforwards          $(1,181,000) (1,126,000)
     (Increase) decrease
       in inventory
       capitalization
       for tax purposes                119,000     (17,000)
     (Increase) decrease in
       reserve for
       obsolete inventory              118,000        -
     (Increase) decrease in
       reserves for inventory
       valuation                        25,000      (9,000)
     (Increase) decrease in
       allowance for doubtful
       accounts                          8,000      (9,000)
     Increase (decrease) in
       various accruals and
       reserves                        (55,000)     57,000
     Increase in beginning
       of the year balance
       of the valuation
       allowance for deferred
       tax assets                      972,000   1,160,000
     (Increase) decrease in
       difference between book vs.
       tax accumulated depreciation     19,000     (32,000)
     Difference in tax vs.
       book treatment of
       software development
       costs                           (47,000)    (12,000)
     Other                              22,000     (12,000)
                                    ___________    _______
                                   $        -           -
                                    ___________    _______
                                    ___________    _______

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1995 and 1994 are presented below:
                                      1995        1994
                                      ____        ____
Deferred tax assets:
  Net operating
    loss carryforwards          $6,040,000    4,860,000
  Inventory capitalization
    for tax purposes                  -         119,000
  Reserves for inventory             8,000      163,000
  Tax basis of software
    development costs                 -          21,000
  Allowance for doubtful
    accounts                        10,000       18,000
  Amortization of
    intangible assets               24,000       12,000
  Book vs. tax basis
    accumulated depreciation          -          19,000
  Accruals and reserves             62,000        7,000
  Other                               -           5,000
                                  _________    _________
      Total gross deferred       6,144,000    5,224,000
      tax assets

  Less valuation allowance      (6,144,000)  (5,172,000)
                                 _________    _________

  Net deferred tax assets             -          52,000
                                 _________    _________

Deferred tax liabilities:
Tax basis of note
  payable to VTL                      -          (5,000)
Book vs. tax treatment
  of software
  development costs                   -         (47,000)
                                 _________    _________
Total gross deferred
  tax liabilities                     -         (52,000)
                                 _________    _________

Net deferred tax liability      $     -            -
                                __________     ________
                                __________     ________

At October 31, 1995, net operating loss carryforwards of approximately $15,000,000 are available for future reduction of any Federal taxable income for income tax reporting purposes. Such carryforwards expire in the years 2005 through 2011 and may be subject to annual limitations which may be imposed under Section 382 of the Internal Revenue Code of 1986.

(10)  Net Loss Per Share
Net loss per common and common equivalent share for the years ended October 31, 1995 and 1994 is based upon the weighted average number of shares outstanding and the equivalent shares from stock options and warrants. In 1995 and 1994, the Company has not included options and warrants in its calculation of weighted average number of shares outstanding due to the anti-dilutive effect of this calculation. The determination of such shares used in computation of per share data is as follows:

                    Weighted       Equivalent
Twelve months       average        shares from
ending October    no. shares        dilutive       Total
   31, 1995       outstanding     stock options    shares
                  ___________     _____________   __________

Primary             5,450,430            -        5,450,430
Fully diluted       5,450,430            -        5,450,430

Twelve months
ending October
   31, 1994:

Primary             4,160,060            -        4,160,060
Fully diluted       4,160,060            -        4,160,000

(11)  Stock Offerings
On September 29, 1995, the Company completed a private placement of 14,674,917 restricted shares of unregistered common stock. The closing price of $.20 per share represented the fair value of the restricted common stock at that time. The Company received $2,935,000, less placement agent commissions of approximately $205,000 and certain other professional fees of $19,000. In addition, the placement agent was granted five year warrants to purchase 1,027,244 shares of the Company's common stock at a price of $.20 per share. The proceeds were used to repay bridge loan financing extended to the Company, fund completion of development of a Company product, and to meet anticipated cash flow needs. These shares also contain certain registration rights which include, generally: (i) that the investors, as a class, will have the right to demand registration to be implemented by notice to the Company by a majority interest of the investors of their desire to sell their shares; (ii) the right will continue until public sale under Rule 144(k) under the Securities Act of 1933, as amended, and is available to all investors who are not affiliates of the Company, for three years from closing; and
(iii) during this period, investors will have the right to participate in a public offering by the Company of its shares of common stock, subject to underwriter's cut back.

During 1995, the Company issued 75,000 shares of common stock to its directors in lieu of cash for their annual director fees. The shares were issued at $.50 per share, and the related director fee expense has been recognized in the accompanying financial statements.

On February 15, 1994, the Company adopted the first amendment to the Class A warrant agreement. This amendment extended the life of the Class A warrants to February 15, 1995.

During fiscal year 1993, the Company completed a private placement of 1,000,000 restricted shares of unregistered common stock. The closing price was $2.05 per share which represented the estimated fair value of the restricted common stock at that time. The Company received $2,050,000, less placement agent's commission of approximately $137,000 and certain other professional fees of $139,000. In addition, the placement agent was granted five year warrants to purchase 70,000 shares of the Company's common stock at a price of $2.05. The proceeds were used to fund the purchase of the tangible and intangible property of United Identification Systems Corporation (see note 2), reduce current liabilities and increase working capital. These shares also contain certain registration rights which include, generally: (i) that the investors as a class will have the right to demand registration to be implemented by notice to the Company by a majority interest of the investors of their desire to sell their shares; (ii) the right will continue until unrestricted public sale is available to all investors, three years from closing; and
(iii) during this period, investors will have the right to participate in a public offering by the Company of its shares of common stock, subject to underwriter's cut back.

In addition, the Company granted to the purchasers of the aforementioned shares of unregistered stock, escrow warrants which entitle the holders to purchase 225,000 shares of common stock for $2.05 per share for a period of five years if: (i) the final maturity of the redeemable Class A or Class B warrants is extended beyond February 15, 1994; or
(ii) any of the outstanding redeemable Class A warrants are exercised, in which case the escrow warrants will be released, thereby becoming exercisable, in the same proportion which the number of redeemable Class A warrants exercised bears to the total number of redeemable Class A warrants outstanding.

At October 31, 1995, the Company has outstanding warrants in the following amounts exercisable through the following dates:

        1. Warrants to purchase 225,000 shares at an exercise price of $2.05 and expiring in 1998;

        2. Warrants to purchase 70,000 shares at an exercise price of $2.05 and expiring in 1998;

        3. Warrants to purchase 100,000 shares at an exercise price of $1.00 and expiring in 1999, issued to lenders with respect to a bridge loan extended to the Company in September of 1994;

        4. Warrants to purchase 275,000 shares at an exercise price of $0.50 and expiring in 2000, issued to lenders with respect to a bridge loan extended to the Company in July of 1995;

        5. Warrants to purchase 2,233,800 shares of common stock (the "Class A warrants"). The Class A Warrants by the terms of the original warrant agreements and first amendment have expired.
            The warrant agreement has been amended a second time by the Company to extend, but change the exercise terms of Class A warrants. The Class A warrants are exercisable as follows: for four warrants and $1.75, the holder can obtain one share of common stock; 558,450 shares are therefore issuable with respect to the Class A warrants. The Class A Warrants expire in February of 1996; and

        6.  Warrants to purchase 1,027,244 shares
            exercisable at $0.20 have been issued to the 1995 Private Placement Agent and expire in
            September of 2000.

(12)  Stock Options
The Company has outstanding options pursuant to its Incentive and Executive Stock Option Programs to purchase a total of 462,001 shares, including options to purchase 143,333 shares at prices ranging from $0.84 to $1.44 which expired in October 1995, options to purchase 268,668 shares at $0.84 to $2.56 and expiring between 1996 and 1998, and options to purchase 50,000 shares at $1.44 and expiring in 2008. There are also outstanding three options to acquire a total of 300,000 shares held by directors at prices ranging from $2.62 to $2.69 and expiring by 2000. In addition, the Company has issued an option expiring in 2000 to purchase 100,000 shares at $0.50 per share to a former employee. There are 195,000 other options presently outstanding with exercise prices ranging between $2.00 and $2.63 and expiring by 1999. All options outstanding at October 31, 1995 are exercisable.

(13)    Going Concern and Liquidity
Losses accumulated during the fiscal year and accumulated losses to date have had a significant adverse impact on the Company's financial position. The Company believes that internally generated funds from anticipated sales, continuing cost reductions and the capital generated from the sale a product line in addition to funds raised in the 1995 private placement (note 11) should be sufficient to supply the working capital needed to carry on its operations throughout fiscal 1996. The Company is continuing to pursue additional revenues to supplement its current working capital, including possible joint ventures and the placement of debt and/or equity securities. There can, however, be no assurance that the Company will be successful in generating sufficient capital and/or obtaining a credit facility or obtaining additional equity funds during fiscal 1996 which will be sufficient for all projected and/or unforeseen cash needs.

(14)  Benefit Plans
401(k) Plan:
The Company maintains a 401(k) plan for all of its employees. Under the 401(k) plan, for each dollar contributed by an employee to a retirement savings account in any year (which may not be less than 2% nor more than 17% of the employee's annual compensation), the Company contributes $.50. Such amount is limited to a maximum of 3% of the employee's direct compensation for that year. Participants are fully vested in the 401(k) plan at all times for those amounts attributable to their own contributions and Company contributions. The Company's contribution to the plan was $8,000 and $27,000 for the years ended October 31, 1995 and 1994, respectively.



(15)  Commitments and Contingencies
On November 1, 1993, the Company entered into employment agreements with two officers of the Company which run through December 31, 1995. The agreements provide for: (i) compensation at a specified rate; (ii) incentive compensation upon meeting specified revenues and cash flow levels; and (iii) participation in the Company's Restated
Executive Plan.

In 1991, the Company extended employment contracts to selected employees which run through December 31, 1995. These contracts provide for minimum base salaries plus additional amounts based upon attaining specific fiscal year performance levels. In addition, each employment contract contains "change in control" provisions (as defined) that would entitle the employee to receive predetermined pay benefits if there is a "change in control" in the Company and a termination of employment. Such contracts have expired as of October 31, 1995 or have been renegotiated in connection with terminations.

(16) Relocation
The Company closed its New Jersey location in September
1995, and moved all operations of the Company to the Traverse City, Michigan office location. All related costs of this relocation, including the write down of non-essential fixed assets to net realizable value, have been recognized in the accompanying financial statements.

(17)  Litigation
In January 1995, the Company settled litigation pending with a former employee of the Company (See note 12). As part of the settlement, this employee agreed to forego all his prior options, and was issued 100,000 new options immediately exercisable at $.50 per share, expiring five years from the date of issuance. The additional costs of this settlement have been recognized in the Company's financial statements.

A judgment has been entered against the Company in the current fiscal year in connection with litigation relating to the exercise of warrants. The judgment of approximately
$195,000 has been accrued in the Company's financial statements. The Company is currently appealing this decision.

The Company's defense in a patent infringement suit proved unsuccessful. A judgment in the amount of approximately $132,000 was entered against the Company. This judgment has been settled by transferring $121,000 in inventory to the Plaintiff. The remainder of the judgment was settled by a cash payment subsequent to year end. All amounts of the settlements have been fully accrued in the accompanying financial statements.

In connection with the patent infringement judgment, the Company has written down all inventory, intangible assets, and fixed assets related to the product line named in the lawsuit to net realizable value.

(18)  Related Parties:
The President and Chief Executive Officer of the Company is also a member of the Board of Directors and a stockholder of Olmsted Engineering.

Olmsted Engineering provided a number of resources to Versus Technology, Inc. for the fiscal year ended October 31, 1995, including research and development, pass-through billings, use of office space and development of a business plan.
The breakdown of related party billings for the year ended October 31, 1995 is as follows:

    Programming Engineering                   $666,000
    Pass-through Billings:
          Legal               $14,000
          Hardware             80,000
          UPS                   2,000
          Travel               47,000
                              _______
    Total                                      143,000

    Business Plan & Materials                   39,000
                                               _______
    Total Olmsted Billings                    $848,000
                                              ________
                                              ________

The Company believes services provided by Olmsted have been negotiated at arm's length at the fair value of goods and services received. The Company is currently maintaining its headquarters and principal operating facilities at the business location of Olmsted, free of rent charges.

Additionally, Olmsted has the option to merge into Versus at $.25 a share based upon the Olmsted book value, provided the book value of Olmsted shall be no greater than $1.5 million. The right to merge is further conditioned upon the receipt of a fairness opinion that the fair market value of Olmsted is greater than or equal to its book value and the shareholders of Versus approve the merger.

(19)  Subsequent Events
On November 11, 1995 a judgment relating to pending litigation was entered against the Company in an amount of approximately $195,000 (note 17). The Company was required to segregate and restrict funds in an amount sufficient to cover this judgment, and has done so subsequent to October
31, 1995.  The Company has filed an appeal in this matter
(see note 17).

On January 11, 1996 the Company tendered final payment relating to the satisfaction of a judgment for patent infringement against the Company (see note 17).

On January 26, 1996 the Company entered into an agreement to lease building space from an officer of the Company (see note 18). The term of the lease commitment is five years, at an amount of $4,750 per month. The start date of the lease term has not been determined, as the building construction has not been completed.

On January 26, 1996 the Chairman of the Board of Directors and Chief Financial Officer resigned from the Company. In connection with his resignation, the individual signed a Stock Redemption Agreement and a Nonqualified Stock Option Agreement with the Company. The Company repurchased 425,000 shares from the individual, which were placed into treasury stock, and designated for issuance to employees for future incentive plans. The options issued to the individual are for the purchase of 100,000 shares at an exercise price of $.50 per share, at any time for a period of five years from the date of issuance.



Item 8 -  Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure

                        NONE

                           PART III

Item 9 -  Directors and Executive Officers; Promoters and
Control Persons; Compliance with Section 16(a) of the
Exchange Act

Management                    Age       Position(s) with the
                                             Company

John G. Ross                  60        Director
Gary T. Gaisser               44        Director, President
                                          and Chief Executive
                                          Officer
Owen O. Freeman, Jr.          61        Director
Julian C. Schroeder           48        Director
Debra A. Boyer                43        Chief Financial
                                          Officer and
                                          Controller

     John G. Ross has served as a director of the Company since October, 1992. Previously, Mr. Ross has served as First Vice President of Paine Webber Specialists, a New York Stock Exchange Specialist firm, from 1989 to 1991. Mr. Ross is also a director of General Energy Resources and Technology Corporation.

     Gary T. Gaisser has served as President and Chief
Executive Officer of the Company since January of 1995. He is also currently the President and Chief Executive Officer of Olmsted. Mr. Gaisser has been with Olmsted since 1988.
Olmsted performs contract software and hardware engineering as well as developing and selling software for precision machining applications.

     Owen O. Freeman, Jr. has served as a director of the Company since October, 1988. He has served as Chairman of the Board of Directors of Commonwealth State Bank, in
Newtown, Pennsylvania and its parent holding company, Penncore Financial Services Corporation, since December,
1986. Mr. Freeman has also been Chairman of the Board of First Capitol Bank in York, Pennsylvania since July, 1988.
In addition, Mr. Freeman serves as Chairman of the Pennsylvania Association of Community Bankers and as a director of H.C. Gulden Manufacturing Company.

     Julian C. Schroeder has served as a director of the Company since August, 1994. He has served with BDS Securities Corporation (a registered broker-dealer) since 1989, most recently as President since June, 1995. Mr. Schroeder is a director of BDS Securities Corporation and of Optical Coating Laboratories, a manufacturer of thin-film products.

     Debra A. Boyer has served as Chief Financial Officer of the Company since January, 1996 and controller since
November, 1995. Previously Ms. Boyer has served as an accountant with a certified public accounting firm, from January 1995 to September 1995. Ms. Boyer had managed her own accounting business from 1991 to 1994.



Item 10 - Executive Compensation

                       EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation paid to persons serving as Officers of the Corporation during the fiscal year ended October 31, 1995. No executive officer of the Company received cash compensation for the fiscal year ended October 31, 1995 equaling or exceeding $100,000:

                     SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                       Annual Compensation(1)     Compensation
                                  ______________________________    ___________

Name & Principal        Fiscal                                        Option
   Position             Year      Salary($)   Bonus($)  Other($)      Awards
________________        ______    _________   ________  ________     ________

Gary T. Gaisser          1995      52,000          0         0           0
President and Chief      1994        -             -         -           -
Executive Officer        1993        -             -         -           -

John Mischak             1995      35,000          0       25,000     100,000
Former Chief             1994     121,154           350      0           0
Executive Officer        1993     100,248        32,250      0        567,000



Options

The only options granted to named executive officers during the year were an option to purchase 100,000 shares granted to Mr. Mischak exercisable at $.50 a share. These were the only options outstanding at year end to named executive officers and these options were exercisable. No options were exercised by named executive officers during the year. No options held by named executive officers had any value at year end.

Compensation of Directors

     Each Director of the Company receives a basic fee of 15,000 shares of the Company's Common Stock annually for service on the Board, plus a $100 per meeting attendance fee. The Company has no other standard or other arrangement whereby Directors are compensated for their services to the Company. The Company's By-Laws provide that Directors may be compensated as the Board of Directors may from time to time determine, and be reimbursed for the reasonable expenses incurred in connection with the performance of their duties. All Directors receive $100 for attending each committee meeting of the Board when such meeting is held on a date other than the date of a Board meeting. In addition, on November 11, 1993, the Company adopted the Independent Directors Non-Qualified Stock Option Plan, whereby Directors who are not employees of the Company can be awarded options to purchase up to 1,000,000 shares of the Company's Common Stock.


Item 11 - Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners

     The following table sets forth information as to the Common Stock beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended), by any person who as of January 31, 1996 to the knowledge of the Board of Directors of the Company, owned beneficially more than 5% of the outstanding Common Stock of the Company, the only class authorized:


Name & Address of               Amount and Nature of     Percentage of
Beneficial Owner                 Beneficially Owned      Class Outstanding
_________________               ____________________     _______________

William Harris Investors, Inc.     2,175,000(1)               11.8
2 North LaSalle Street, Suite 400
Chicago, IL  60602

Irving B. Harris                   1,050,000(2)                5.7
2 North LaSalle Street, Suite 400
Chicago, IL  60602

Jerome Kahn, Jr.                   1,325,000(2)                7.2
2 North LaSalle Street, Suite 400
     Chicago, IL  60602

Anthony Low-Beer                   1,500,000(3)                8.1
c/o Mitchell Securities
100 Park Avenue
New York, NY  10017

Elliot Eisenberg                   1,502,728(4)                8.1
101 East 52nd Street
New York, NY  10022

BDS Capital Holdings, L.L.C.       1,097,244(5)                5.6
101 East 52nd Street
New York, NY  10022
____________________________________
(1)  As reported on Schedule 13G filed October 10, 1995.

(2) As reported on Schedule 13D filed October 10, 1995. The shares reported beneficially owned by Mr. Harris and the shares reported beneficially owned by Mr. Kahn are reported as included on the Schedule 13G filed by William Harris Investors, Inc.

(3)  As reported on Schedule 13D filed October 10, 1995.

(4) As reported on Schedule 13D filed on October 10, 1995. Of these shares, 100,000 may be acquired upon the exercise of warrants held.
(5) As reported on Schedule 13D filed October 10, 1995. All of these shares may be acquired upon the exercise of warrants held.


Security Ownership of Management

    The following table sets forth as of January 31, 1996 the beneficial ownership of the Company's Common Stock by all Directors and by all the Directors and Executive Officers of the Company as a group:

                                             Approximate No.
                                              of Shares of
                                             Common Stock
Name & Address of        Position(s)         Beneficially          Percent
Beneficial Owner         with the Company    Owned(1)              of class
__________________       ________________    _______________     _________

Gary T. Gaisser          President,              574,888(2)          3.1
                         Chief Executive
                         Officer & Director

Owen O. Freeman, Jr.     Director                136,765(3)          0.7

John G. Ross             Director                541,665(4)          2.9

Julian C. Schroeder      Director                340,000(5)          1.8


All executive officers and directors as
a group (4 persons)                            1,593,318(6)          8.5
_______________________________

(1) Each director has sole voting and investment power as to all shares reflected as beneficially owned by him, except as otherwise noted. Messrs. Gaisser, Freeman, Ross and Schroeder are all of the Company's present directors. The mailing address of Messrs. Gaisser, Ross and Schroeder is 2320 Aero Park Court, Traverse City, Michigan 49686. The mailing address of Mr. Freeman is c/o Commonwealth State Bank, Route 332, Newtown, Pennsylvania 18940.

(2) This amount includes 509,888 shares owned by Olmsted and 50,000 shares currently acquirable by Olmsted upon exercise of an outstanding warrant issued by the Company in partial consideration for moneys lent by Olmsted to the Company during the fiscal year ended October 31, 1995. See "Certain Relationships and Related Transactions" below.

(3) This amount includes 100,000 shares currently acquirable by Mr. Freeman upon exercise of outstanding options granted pursuant to the Independent Directors Plan by the Company.

(4) This amount includes 100,000 shares currently acquirable upon exercise of outstanding options granted pursuant to the Independent Directors Plan by the Company, 30,000 shares currently acquirable upon exercise of an outstanding warrant issued by the Company in consideration for, in part, moneys lent by Mr. Ross to the Company during the fiscal year ended October 31, 1994 and 25,000 shares currently acquirable upon exercise of an outstanding warrant issued by the Company in partial consideration for monies lent by Mr. Ross to the Company during the fiscal year ended October 31, 1995. See "Certain Relationships and Related Transactions" below.

(5) This amount includes 25,000 shares currently acquirable under the terms of the warrant issued by the Company in consideration for, in part, monies lent by Mr. Schroeder to the Company during the fiscal year ended October 31, 1994 and 25,000 shares currently acquirable upon exercise of an outstanding warrant issued by the Company in partial consideration for monies lent by Mr. Schroeder to the Company during the fiscal year ended October 31, 1995. See "Certain Relationships and Related Transactions" below.

(6) This amount includes 355,000 shares currently acquirable under outstanding warrants and options.

     Based solely upon a review of Forms 3 and 4 furnished to Versus pursuant to Rule 16a-3(e) and written statements from directors and executive officers that no report on Form 5 is due, no reporting person failed to file reports required under Section 16(a) of the Securities and Exchange Act of 1934 with respect to Versus securities.


Item 12 - Certain Relationships and Related Transactions


     Olmsted is the principal consultant to Versus on IR-Tracking. On April 20, 1995, the Corporation entered into a Consultanting Agreement with Olmsted, which is principally owned by the Company's President and Chief Executive Officer, Gary T. Gaisser. The Agreement runs for a one-year period, commencing on April 20, 1995. Under this Agreement, the Consultant receives an annual fee of $144,000, payable monthly. They are further entitled to a fee at the rate of $90.00 an hour for man-hours in excess of 100 hours each month.

     On July 1, 1995, the Company entered into a loan transaction with Messrs. Ross, Schroeder, Snowday, Eisenberg and two additional individuals who are unrelated to the Company (collectively, the "1995 Lenders") whereby the 1995 Lenders lent the Company a total of $550,000 cash (the "1995 Loan"). The Company issued promissory notes to each of the 1995 Lenders representing his or its pro rata portion of the 1995 Loan. The 1995 Loan was secured by an assignment of certain patents. As additional consideration for the 1995 Loan, the Company issued five year warrants to the Lenders to purchase a total of 275,000 shares of the Company's common stock at a purchase price of $0.50 per share (of which Olmsted and Messrs. Ross, Schroeder and Snowday are entitled to, collectively, 125,000 shares). The warrants expire on June 30, 2000. The

Company has also granted registration rights to the holders of the warrants, at the Company's expense, for each share of stock issued pursuant to an exercise of any warrant, subject to certain limitations, and also in the event the Company registers additional shares in a secondary offering. The 1995 Loan, together with the interest thereon, was repaid in full by the Company to the 1995 Lenders as of September 29, 1995. Several of these 1995 Lenders chose to immediately re-invest the proceeds of such repayment in the Company by purchasing shares of Common Stock privately offered by the Company at $.20 a share. See "Security Ownership of Certain Beneficial Owners and Management" above.

     Incident to the September 29, 1995 private placement, the Company negotiated an incentive arrangement with Olmsted, of which Gary T. Gaisser, President of Versus, is the principal shareholder, pursuant to which until the Company has revenues of $1,000,000 or more and positive net income, excluding non-recurring gains or losses, within one quarter or January 31, 1997, with an extension to July 31, 1997 under certain conditions, Olmsted would have the option to merge with Versus at $.25 a share based upon the Olmsted book value, provided the book value shall be no greater than $1.5 million. The right to merge is further conditioned upon the receipt of a fairness opinion that the fair market value of Olmsted is greater than or equal to its book value and the shareholders of Versus approve the merger.
     Julian Schroeder is the President and a shareholder of BDS Securities Corporation, the placement agent for the private placement. In connection with the private placement, BDS Securities received a placement fee of $205,450 together with five-year Warrants to purchase 1,027,244 shares at $.20 a share.

     In January of 1995, John Mischak ceased to be the Chief Executive Officer and a Director of Versus Technology, Inc. In partial consideration of his termination and waiving all claims under his Employment Agreement, Mr. Mischak received an option for 100,000 shares of Versus Common Stock at $.50 a share until August 7, 2000. In January of 1996, Terry Snowday ceased to be Chairman of the Board of Directors and a Director of Versus Technology. At the time of his departure, Mr. Snowday was also granted an option to purchase 100,000 shares of Versus Common Stock at $.50 a share until August 7, 2000.


Item 13 - Exhibits and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:
          (1)  Financial statements included in Part II of this report.
          (2)  Exhibits included in the Exhibit Index on Page 23.
     (b)  Reports on Form 8-K during the fourth fiscal quarter:  None

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VERSUS TECHNOLOGY, INC.

By:   DEBRA A. BOYER                     By:  GARY T. GAISSER
_____________________________________   _____________________________________
Debra A. Boyer                          Gary T. Gaisser
Controller and Chief Financial Officer  President and Chief Executive Officer
(Principal Accounting Officer)          (Principal Executive Officer)

Dated:  February 12, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated:


    GARY T. GAISSER                          February 12, 1996
__________________________
Gary T. Gaisser
Director


    OWEN O. FREEMAN, JR.                     February 12, 1996
__________________________
Owen O. Freeman, Jr.
Director


    JOHN G. ROSS                             February 12, 1996
__________________________
John G. Ross
Director


    JULIAN C. SCHROEDER                      February 12, 1996
__________________________
Julian C. Schroeder
Director

                               Exhibit Index


                                                                          Page
 3(a)(i)   Certificate of Incorporation dated October 11, 1988
           (Filed October 14, 1988) . . . . . . . . . . . . . . . . . . . . 46
  (a)(ii)  Certificate of Amendment of Certificate of Incorporation
           dated October 25, 1989 (Filed October 26, 1989) .. . . . . . . . 49
  (a)(iii) Certificate of Amendment of Certificate of Incorporation
           dated December 17, 1993 (Filed December 20, 1993)  . . . . . . . 51
  (b)      By Laws  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 53
10(a)      Medical Enterprises International Inc. Manufacturer's
           Representative Agreement . . . . . . . . . . . . . . . . . . . . 72
  (b)      Excerpt from Private Placement Memorandum
           regarding Merger with Olmsted . .  . . . . . . . . . . . . . . . 80
  (c)      Olmsted Consulting Agreement . . . . . . . . . . . . . . . . . . 82
  (d)      Registration Rights Agreement dated September 15, 1995 . . . . . 90
  (e)      Registration Rights Agreement dated July 1, 1995 . . . . . . . .100
  (f)      Registration Rights Agreement dated September 27, 1994*
  (g)      Independent Directors' Plan*

27(a)      Financial Data Schedule  . . . . . . . . . . . . . . . . . . . .110
__________________

     * Incorporated by reference from Exhibits to a Registration Statement on Form S-3SB filed January 11, 1994.