Form 10QSB
period 1996-01-31
VERSUS TECHNOLOGY INC
filed 1996-03-14
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER
     ENDED January 31, 1996

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

                       Yes   X       No      .

The aggregate market value of the Common Stock held by nonaffiliates of the registrant on January 31, 1996 was approximately $15,649,651.

Number of shares of Common Stock, par value $.01 per share, outstanding as of January 31, 1996: 18,845,697.

                     VERSUS TECHNOLOGY, INC.

                            Index to
               Financial Statements and Schedules



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:

       Balance Sheets as of January 31, 1996
         (Unaudited) and October 31, 1995 (Audited)      3-4

       Statements of Operations for the three
         and three months ended January 31, 1996 and
         1995 (Unaudited)                                5

       Statements of Shareholders' Equity
         for the three months ended January 31, 1996
         and 1995 (Unaudited)                            6-7

       Statements of Cash Flows for the three
         and nine months ended January 31, 1996 and
         1994 (Unaudited)                                8-9

       Condensed Notes to Financial Statements           10-14

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations     15-17


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                          17

     Item 2 - Changes in Securities                      17-18

     Signatures                                          19

                     VERSUS TECHNOLOGY, INC.
                         Balance Sheets

                                    January 31,     October 31,
                                       1996            1995
     Assets                         (Unaudited)      (Audited)

Current assets:
  Cash and cash equivalents        $  1,384,000    $  1,998,000
  Trade accounts receivable (net
    of allowance for doubtful
    accounts of $25,000 at January
    31, 1996 and $25,000 at
    October 31, 1995)                    64,000          88,000
  Assets held for sale (Part II
    Item 1)                               3,000           3,000
  Inventories (Note 5)                   30,000          11,000
  Prepaid expenses and other
    current assets                       49,000          79,000

          Total current assets        1,530,000       2,179,000

Property and equipment - net
  (Note 6)                               41,000           3,000
Deferred charges and other
  assets (Note 7)                       299,000         253,000

                                   $  1,870,000    $  2,435,000

     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                      478,000         508,000
  Accrued expenses                      360,000         395,000
  Deferred revenue                         -              9,000
  Note payable - current (Note 8)        90,000         110,000

          Total current liabilities     928,000       1,022,000

Note payable - long term (Note 8)       339,000         339,000

          Total liabilities           1,267,000       1,361,000

Shareholders' equity:
  Common stock, $.01 par value,
    25,000,000 shares authorized;
    18,910,697 shares issued and
    outstanding on October 31,
    1995; 18,910,697 shares issued,
    18,485,697 shares outstanding,
    425,000 shares held in treasury     185,000         190,000


  Additional paid-in capital         23,388,000      23,410,000
  Accumulated Deficit               (22,970,000)    (22,526,000)

          Total shareholders'
            equity                      603,000       1,074,000

                                   $  1,870,000    $  2,435,000



    See accompanying condensed notes to financial statements.

                     VERSUS TECHNOLOGY, INC.
                     Statement of Operations
                           (Unaudited)

                                      Three Months Ended
                                          January 31,
                                      1996          1995
Revenues:
  Sales                           $    35,000   $   321,000

Cost of sales                          29,000       234,000

     Gross margin                       6,000        87,000

Expenses:
  Research and development            160,000       118,000
  Sales, general, and
    administrative                    248,000       575,000
                                      408,000       693,000
     Income (Loss) from
       operations                  (  402,000)   (  606,000)

Other income (expense):
  Interest income                      23,000         8,000
  Interest expense                 (    1,000)   (    4,000)
  Loss on debt settlement          (   18,000)         -
  Gain/Loss on sale of DCX
    (Note 4)                           13,000       424,000
  Gain/Loss on sale of
    subsidiary (Note 3)                  -          365,000
                                       17,000       793,000
     Net income (loss) before
       provision for income
       taxes                       (  385,000)      187,000
Provision (benefit) for income
  taxes                                  -             -

     Net income (loss)             (  385,000)  $   187,000

Net income (loss) per common
  share (Note 9)                   (      .02)          .04




    See accompanying condensed notes to financial statements.

                                  VERSUS TECHNOLOGY, INC.
                             Statement of Shareholders' Equity
                                        (Unaudited)
                     Common     Common     Treasury     Add'l
Three Months Ended   Stock      Shares     Shares      Paid-In    Accumulated
January 31, 1996     Shares     Amount     Amount      Capital      Deficit      Total
Balance, October
  31, 1995         18,910,697 *$ 190,000  $   -     $23,410,000 *$(22,526,000) $1,074,000
Issuance of common
  stock:
Shares purchased as
  Treasury Shares (   425,000)             ( 4,000)  (   21,000)  (    60,000)
Net loss for the
  three months ended
  January 31, 1996                                                (   385,000)  ( 470,000)

Balance,
  January 31, 1996 18,485,697  $ 189,000  $( 4,000)*$23,388,000  $(22,970,000) $  603,000


                     Common     Common     Treasury     Add'l
Three Months Ended   Stock      Shares     Shares      Paid-In    Accumulated
January 31, 1995     Shares     Amount     Amount      Capital      Deficit      Total

Balance, October
  31, 1995          4,160,780  $  42,000  $   -     $20,834,000  $(20,029,000) $  847,000

Issuance of common
  stock:
Shares issued pursuant
  to Incentive Stock
  Option Plan           -          -          -          -            -             -
Net loss for the
  three months ended
  January 31, 1995                                                (   187,000)  ( 187,000)

Balance,
  January 31, 1995  4,160,780  $  42,000  $   -     $20,843,000  $(20,216,000) $  660,000


*Rounding differences on audited financial statements: Common shares 189,000; Accumulated deficit (22,525,000) and on first quarter financial statements; Additional paid in capital
(22,388,000).


          See accompanying condensed notes to financial statements.
/TABLE

                     VERSUS TECHNOLOGY, INC.
                    Statements of Cash Flow
                                     (Unaudited)

                                     Three Months Ended
                                          January 31,
                                     1996          1995
Cash flows from operating
  activities:
  Net Income (loss)               $(  385,000)  $   187,000

  Adjustments to reconcile
    net income (loss) to net
    cash used in operating
    activities:
    Depreciation and amortization      15,000        74,000
    Rounding differences           (    2,000)         -
    Loss on disposal of fixed
      assets                             -            1,000
    Recovery of bad debt                 -       (   12,000)
    Gain on sale of DCX                  -       (  424,000)
    Gain on sale of subsidiary           -       (  365,000)

  Increase and decrease in assets
    and liabilities:
    (Increase) decrease in accounts
      receivable and accounts
      receivable - other               24,000       279,000
    Adjustment to assets held
      for sale                           -           25,000
    Increase in inventories        (   19,000)   (   76,000)
    (Increase) decrease in prepaid
      expenses and other current
      assets                           31,000         6,000
    Increase (decrease) in
      accounts payable and other
      liabilities                  (   30,000)   (  414,000)
    Decrease in accrued expenses   (   35,000)   (   88,000)
    Decrease in deferred revenues
      - customer advance payments  (    9,000)   (   52,000)

    Total adjustments              (   25,000)   (1,046,000)
    Net cash used in operating
      activities                   (  410,000)   (  859,000)

Cash flows from investing activities:
  Proceeds from assets held for
    sale                                 -        1,255,000
  Principal received on notes
    receivable                           -          698,000
  Additions to property and
    equipment                      (   39,000)   (   12,000)
  Additions to deferred charges
    and other assets               (   60,000)   (   10,000)
  Deletions from deferred charges        -           13,000

     Net cash provided by
       investing activities        (   99,000)    1,944,000

Cash flows from financing activities:
  Payments on obligation under
    capital lease                        -       (    4,000)
  Payments on notes payable        (   20,000)   (  202,000)
  Purchase of treasury stock       (   85,000)         -

     Net cash provided by (used
       in) financing activities    (  105,000)   (  206,000)

Net increase (decrease) in cash
  and cash equivalents             (  614,000)      879,000

Cash and cash equivalents,
  beginning of period               1,998,000        64,000
Cash and cash equivalents,
  end of period                     1,384,000       943,000

Supplemental disclosures of
  cash flow information:
Cash paid during the year for
  interest                                782         4,000

Supplemental disclosures of
  non-cash investing and financing
  activities:
    During fiscal 1995,
    approximately $449,000 of accounts
    payable were renegotiated to a
    note payable.



    See accompanying condensed notes to financial statements.

                    VERSUS TECHNOLOGY, INC.

             Condensed Notes to Financial Statements
                         January 31, 1996

(1)    Description of Business

       Versus Technology, Inc. (the "Company") has two lines of business, the IR tracking System and a cellular line. The Company sees its future in the business of IR Tracking Systems. These systems permit the instantaneous identification and tracking of the location of people and equipment, can be used to control access, and permit instantaneous two-way communication. The Company believes that this technology will have a wide range of applications. The system is based on the Company's patented proprietary technology involving the transmission and reception of infrared light for use in tracking multiple subjects in several areas. During the fiscal year 1995, the Company significantly downsized its manufacturing operations, moved its headquarters and principal operating facilities, ceased production and distribution of a significant product line, and focused development efforts on infrared product technology. Primary engineering activities include software design, development, hardware development and integration, testing, system integration installation, maintenance, support, and training. The Company commenced formal marketing of its system on August 1, 1995. The first market being addressed by the Company is the medical industry. Several demonstration systems, however, were already in place and operating with high levels of customer satisfaction. There have been only limited sales to date.

       The Company also manufactures and distributes a number of cellular products for data transmission and cellular alarm transport. The Company's products can handle the sending of alert notices, such as alarm reporting for fire, burglar, health, security, and other alert communication requirements. The Company's CAT products manufacturing began in late 1993. As a result of the settlement of a patent infringement suit during the fourth quarter of the 1995 fiscal year, the greater portion of the CAT products sold by Versus at the beginning of fiscal 1995, have now been discontinued.

       On September 29, 1995, the Company completed a Private Placement of 14,674,917 shares of its common stock to accredited investors at $0.20 per share. After payment of bridge loans, the net proceeds of $2,428,050 are being used to develop the IR Tracking business and for general operating expenses.

(2)    Summary of Significant Accounting Policies

       In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements of the Company include all adjustments necessary to present fairly the financial position of the Company, in all material respects, as of January 31, 1996 and the results of operations and cash flows for the three month periods ended January 31, 1996 and 1995. The results for the three month periods ended January 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full fiscal year.

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

(3)    Sale of Majority-Owned Subsidiary

       On July 13, 1992, the Company completed the sale of all of its capital stock of VTL, and certain other patented technology owned by the Company, to a newly formed organization headed by the management of VTL and other investors. The purchase price was approximately $1,653,000 plus repayment of indebtedness from VTL to the Company of approximately $647,000. The Company received $500,000 at closing with the balance deferred in periodic payments over the next 22 months. Of these deferred payments $1,250,000 were collateralized by a subordinated lien on the assets of VTL. In addition, as part of this transaction, the Company was released from its guarantee obligation under an $800,000 principal amount term loan obtained by VTL in 1992 and was obligated to pay closing fees of approximately $260,000 of which approximately $200,000 was to be paid over a period of twenty-two months. VTL also licensed to the Company, rights in the United States and certain other countries to use the technology sold to VTL.

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

(4)    Sale of DCX Product Line

       On November 30, 1994, the Company sold the assets, and certain liabilities related to its derived channel multiplex product line (DCX). The purchase price was approximately $1,255,000, all of which was received at closing. The Company realized a gain of $424,000 on this transaction, in the first quarter fiscal 1995.

       In addition, as part of the terms of the transaction, the Company received payment of $600,000 which was due to the Company from the sale of outstanding amounts due the Company ($698,000 as of October 31, 1994) offset by obligations of the Company for closing fees ($98,000 as of October 31, 1994).

(5)    Inventories

       Inventories are summarized as follows:

                                  January 31,     October 31,
                                     1996          1995

       Raw Materials              $  10,000     $  11,000
       Work in progress              39,000        41,000
       Finished goods                 1,000        65,000
       Inventory reserve           ( 20,000)         -

                                  $  30,000     $  11,000

(6)    Property and Equipment

       Property and equipment are summarized as follows:

                                 January 31,     October 31,
                                     1996          1995

       Machinery, equipment and
         vehicle                  $  154,000    $  114,000
       Furniture and fixtures         25,000        25,000

                                     179,000       139,000
            Less accumulated
              depreciation           138,000       136,000

                                  $   41,000    $    3,000

       Substantially all of the Company's property and equipment related to the discontinued cellular activities were sold or written down to net realizable value as a result of the Telular litigation settlement on fiscal year ended 1995 (see Part II, Item 1) and the move of headquarters and principal operations to Michigan. Additions were made to equipment in first quarter 1996 comprised primary of computer equipment.

(7)    Deferred Charges and Other Assets

       Deferred charges and other assets are summarized as
follows:
                                  January 31,    October 31,
                                     1996          1995

       Patents and trademarks     $  366,000    $  365,000
       Deferred computer
         software costs               59,000          -

                                     425,000       365,000
       Less accumulated
         amortization                126,000       112,000

                                  $  299,000    $  253,000

(8)    Note Payable

       On August 1, 1995, the Company signed a note payable, renegotiating accounts payable to one of its law firms to a note for $449,000. The note bears interest at a floating annual rate and requires 13 monthly installments of $10,000 which commence on December 1, 1995, and a balloon payment for the entire remaining principal balance on January 1, 1997. The note is secured by certain patents of the Company. The future principal amounts due under the aforementioned loan are as follows:
                                  1996          $  90,000
                                  1997            339,000
                                                  449,000

       On September 29, 1994, the Company borrowed $200,000 from five individuals (including three Directors of the Company totaling $120,000) for operational cash flow purposes. The notes bear interest at a rate of 8% payable semi-annually and are due on December 31, 1995. Such amounts were paid in full as of October 31, 1995.

(9)    Net Income (Loss) per Share

       Net income (loss) per share is based upon the weighted average number of shares outstanding of 18,910,697 and 4,160,780 for the three months ended January 31, 1996 and January 31, 1995 respectively. The effect of the Company's common stock equivalents (options and warrants) was antidilutive for both periods.

(10)   Relocation

       The Company closed its New Jersey location in September 1995, and moved all operations of the Company to the Traverse City, Michigan office location. All related costs of this relocation, including the write down of non-essential fixed assets to net realizable value, have been recognized in the accompanying financial statements.

(11)   Related Parties

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

       Additionally, Olmsted has the option to merge into Versus at $.25 a share based upon the Olmsted book value, provided the book value of Olmsted shall be no greater than $1.5 million dollars. The right to merge is further conditioned upon the receipt of a fairness opinion that the fair market value of Olmsted is greater than or equal to its book value and the shareholders of Versus approve the merger.

(12)   Loss on Debt Settlement

       Loss on debt settlement for first quarter fiscal 1996, consisted of the final tender of payment to Telular on a judgement related to patent infringement (see Part II, Item 1) and negotiated payment and resolution of a disputed lease obligation for lease of a copier.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

General

       The Registrant, Versus Technology, Inc. (the "Company") designs, manufactures and markets data and security transport equipment.

       In connection with the move of the Company's headquarters and principal operations to Traverse City, Michigan, the Company has now refocused itself as a manufacturer of infrared tracking systems and specifically cellular products. The Company's strategy going forward will be to meaningfully expand sales of medical tracking and monitoring systems, develop a portfolio of service contracts with third parties, exploit the medical and health fields, and to pursue other markets. The Company intends to enter the governmental, professional, and manufacturing markets with its infrared technology products.

Results of Operations

Three Months Ended January 31, 1996 and January 31, 1995

       Total revenues for the first quarter of fiscal 1996 of $35,000 were $285,000 or 89% below the corresponding quarter in fiscal 1995. This decrease in revenues is primarily due to the discontinuance of certain cellular product sales. The Company is continuing its development of infrared products and expects this product line to be the Company's primary focus in fiscal 1996.

       Cost of sales as a percentage of revenues in the first quarter of fiscal 1995 increased to 83% from 73% for the same quarter in fiscal 1995. This change was primarily due to continuing change in product mix and the development of the Infrared Tracking System. As the infrared product line begins to expand, the cost of sales is targeted to be considerably less than that of the cellular product.

       The Company's selling, general, and administrative expenses for the first quarter of fiscal 1996 were $248,000 or 60% lower than in the first quarter of fiscal 1995. This decrease was primarily due to the Company's downsizing of its sales and marketing efforts in addition to cost reductions associated with the move of its headquarters and principal operations in Michigan. Research and development expenses for the first quarter of fiscal 1996 were $160,000 or 36% above these same expenses of $118,000 for the first quarter in fiscal 1995. The Company's continuing program of new product enhancements and developments account for the increase in these expenditures.

       In the first fiscal quarter of 1996, other income and expense decreased 776,000 or 98% from 1995 levels due primarily to the recognition of the last installment of deferred gain of $365,000 associated with the sale of the Company's subsidiary in 1992, and the gain associated with the sale of the DCX product line in the amount of $424,000 in the first quarter of fiscal 1995.

       The Company's first quarter fiscal 1996 net loss of ($385,000) or (.02) per share reflects a decrease in revenues due to the change in the product mix and development of the infrared system, the move from Trenton, New Jersey to Traverse City, Michigan, and a significant decrease in gains recognized from the sale of DCX. The first quarter of fiscal 1995 net income of $187,000 or .04 per share reflects $365,000 or .08 per share from the sale of VTL, and $424,000 or $.10 per share from the sale of DCX in November, 1994.

       Comparable net loss from operations of $402,000 in the first quarter of 1996 versus the net loss from operations of ($606,000) in the first quarter of fiscal 1995 is primarily due to the general reduction of selling and administrative expenses, a change in product mix, and the move to Traverse City, Michigan.

Liquidity and Capital Resources

       During the three (3) months ended January 31, 1996, the Company relied primarily on cash generated from operations and a private placement of common stock. On September 29, 1995, the Company completed a Private Placement of which generated net proceeds to the Company of approximately $2.7 million dollars. The Company used $550,000 of the proceeds to repay certain notes payable, and the remainder will be used for working capital. The Company believes that the combination of the above working capital and cash generated from operations should be sufficient to meet projected cash needs over the next nine (9) months. There can, however, be no assurance that the Company will be successful in generating sufficient operating revenue during fiscal 1996 which will be sufficient for all projected an/or unforeseen cash needs.

       Significant liquidity factors are as follows:

                                 January 31,     October 31,
                                    1996           1995

       Current ratio               1.3:1          2.1:1
       Quick ratio                 1.2:1          2.0:1

Miscellaneous

       The Company believes that new accounting pronouncements, which have yet to be implemented, will not materially effect the financial condition or results of operations of the Company.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
       A judgment has been entered against the Company in the current fiscal year 1995 in connection with litigation relating to the exercise of warrants. On November 11, 1995, a judgement relating to pending litigation was entered against the Company in an amount of approximately $195,000. The Company was required to segregate and restrict funds in an amount sufficient to cover this judgment, and has done so in the first quarter of fiscal 1996. The Company is appealing this decision.

       The Company's defense in a patent infringement suit proved unsuccessful. A judgment in the amount of approximately $132,000 was entered against the Company. This judgment was settled by transferring $121,000 in inventory to the Plaintiff. On January 11, 1996, the Company tendered final payment relating to the satisfaction of a judgment for patent infringement against the Company.

       In connection with the patent infringement judgment, the Company has written down all inventory, intangible assets, and fixed assets related to the product line named in the lawsuit to net realizable value during fiscal 1995.

       On January 26, 1996, the Company entered into an agreement to lease building space from an officer of the Company. The term of the lease commitment is 5 years, at an amount of $4,750 per month. The start date of the lease term has not been determined, as the building construction has not been completed.

Item 2 - Changes in Securities

       In February 1995, the Board of Directors amended the Class A Warrants to provide for limited additional exercise rights after their scheduled expiration date (February 15, 1995) through the close of business (New York Time) on February 15, 1996, as follows: After February 15, 1995, upon exercise and payment of $1.75 cash, holders of Class A Warrants will be issued one share of Versus common stock for each four Class A Warrants owned of record on the exercise date. Class A Warrants expired on February 15, 1996.

       On January 26, 1996, the Chairman of the board of Directors and Chief Financial Officer resigned from the Company. In connection with his resignation, the individual signed a Stock Redemption Agreement and a Nonqualified Stock Option Agreement with the Company. The Company repurchased 425,000 shares from the individual, which were placed into treasury stock, and designated for issuance to employees for future incentive plans. The options issued to the individual are for the purchase of 100,000 shares at an exercise price of $.50 per share, at any time for a period of 5 years from the date of issuance.

                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VERSUS TECHNOLOGY, INC.
                                       (Registrant)


                         By:GARY T. GAISSER
                            Gary T. Gaisser
                            President and Chief Executive Officer


                         By:DEBRA A. BOYER
                            Debra A. Boyer
                            Chief Financial Officer, Treasurer,
                            and Principal Accounting Officer



March 14, 1996