Form 10QSB
period 1996-04-30
VERSUS TECHNOLOGY INC
filed 1996-06-19
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER
     ENDED April 30, 1996

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

                       Yes   X       No      .

The aggregate market value of the Common Stock held by nonaffiliates of the registrant on April 30, 1996 was approximately $15,649,651.

Number of shares of Common Stock, par value $.01 per share, outstanding as of April 30, 1996: 18,485,697.

                     VERSUS TECHNOLOGY, INC.

                            Index to
               Financial Statements and Schedules



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:

       Balance Sheets as of April 30, 1996
         (Unaudited) and October 31, 1995 (Audited)

       Statements of Operations for the three
         and six months ended April 30, 1996 and
         1995 (Unaudited)

       Statements of Shareholders' Equity
         for the six months ended April 30, 1996
         and 1995 (Unaudited)

       Statements of Cash Flows for the three
         and six months ended April 30, 1996 and
         1995 (Unaudited)

       Condensed Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item  1 - Legal Proceedings
     Item  2 - Changes in Securities
     Item  4 - Submission of Matters to a Vote of
               Security Holders
     Item  5 - Other Matters
     Item 13 - Exhibits and Reports on Form 8-K
     Signatures

                     VERSUS TECHNOLOGY, INC.
                         Balance Sheets


                                     April 30,      October 31,
                                       1996            1995
     Assets                         (Unaudited)      (Audited)

Current assets:
  Cash and cash equivalents        $    527,000    $  1,998,000
  Cash held for appeal (Note 5)         205,000            -
  Trade accounts receivable (net
    of allowance for doubtful
    accounts of $25,000 at
    April 30, 1996 and $25,000 at
    October 31, 1995)                    58,000          88,000
  Assets held for sale (Part II
    Item 1)                               3,000           3,000
  Inventories (Note 6)                   44,000          11,000
  Prepaid expenses and other
    current assets                      132,000          79,000

          Total current assets          969,000       2,179,000

Property and equipment - net
  (Note 7)                               63,000           3,000
Deferred charges and other
  assets (Note 8)                       285,000         253,000

                                   $  1,317,000    $  2,435,000

     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                      340,000         508,000
  Accrued expenses                      371,000         395,000
  Deferred revenue                         -              9,000
  Other liabilities (Note 9)              7,000            -
  Note payable - current (Note 10)       75,000         110,000

          Total current liabilities     793,000       1,022,000

Note payable - long term (Note 10)      339,000         339,000

          Total liabilities           1,132,000       1,361,000

Shareholders' equity:
  Common stock, $.01 par value,
    25,000,000 shares authorized;
    18,910,697 shares issued and
    outstanding on October 31,
    1995; 18,910,697 shares issued
    (less 425,000 shares held in
    the treasury)                       189,000         190,000*

  Additional paid-in capital         23,409,000*     23,410,000
  Accumulated deficit               (23,328,000)    (22,526,000)*

    Total paid-in capital and
      accumulated deficit               270,000       1,074,000

  Less cost of treasury stock       (    85,000)           -

          Total shareholders'
            equity                      185,000       1,074,000

                                   $  1,317,000    $  2,435,000



    See accompanying condensed notes to financial statements.

*Rounding differences on audited financial statements: Common shares 189,000; Accumulated deficit (22,525,000) and on first quarter financial statements; Additional paid in capital
(22,388,000).

                                    VERSUS TECHNOLOGY, INC.
                              Statement of Operations (Unaudited)
                                         Three Months Ended           Six Months Ended
                                              April 30,                    April 30,
                                         1996           1995          1996           1995
Revenues:
  Sales                               $  58,000      $ 239,000     $  93,000     $   560,000

Cost of sales                            35,000        214,000        64,000         448,000
  Gross margin                           23,000         25,000        29,000         112,000

Expenses:
  Research and development              131,000        212,000       291,000         330,000
  Sales, general, and administrative    313,000        519,000       561,000       1,094,000

                                        444,000        731,000       852,000       1,424,000

     Income (Loss) from operations     (421,000)      (706,000)     (823,000)     (1,312,000)

Other income (expense):
  Interest income                        13,000          8,000        36,000          16,000
  Interest expense                     ( 15,000)      (  3,000)     ( 16,000)     (    7,000)
  Gain on debt settlement                16,000           -           29,000            -
  Loss on debt settlement               (11,000)          -         ( 29,000)           -
  Gain on sale of subsidiary               -              -             -            365,000
  Gain on sale of DCX                      -              -             -            424,000

                                          3,000          5,000        20,000         798,000
     Net income (loss) before
       provision for income taxes      (418,000)      (701,000)     (803,000)     (  514,000)

Provision (benefit) for income taxes       -              -             -               -

     Net income (loss)                $(418,000)     $(701,000)    $(803,000)    $(  514,000)


Net income (loss) per common and
  common equivalent share (Note 11)    (    .02)      (    .17)     (    .04)     (      .12)

                   See accompanying condensed notes to financial statements.
/TABLE

                                  VERSUS TECHNOLOGY, INC.
                             Statement of Shareholders' Equity (Unaudited)

                     Common     Common     Treasury     Add'l
Six Months Ended     Stock      Shares     Shares      Paid-In    Accumulated
April 30, 1996       Shares     Amount     Amount      Capital      Deficit      Total
Balance, October
  31, 1995         18,910,697 *$ 190,000  $   -     $23,410,000 *$(22,526,000) $1,074,000
Issuance of common
  stock:
Shares purchased as
  Treasury Shares (   425,000)             (85,000)        -             -      (  85,000)
Net loss for the
  six months ended
  April 30, 1996                                                  (   803,000)  ( 803,000)

Balance,
  April 30, 1996   18,485,697  $ 189,000  $(85,000)*$23,409,000  $(23,328,000) $  185,000


                     Common     Common     Treasury     Add'l
Six Months Ended     Stock      Shares     Shares      Paid-In    Accumulated
April 30, 1995       Shares     Amount     Amount      Capital      Deficit      Total

Balance, October
  31, 1994          4,160,780  $  42,000  $   -     $20,834,000  $(20,029,000) $  847,000

Issuance of common
  stock:
Shares issued pursuant
  to Incentive Stock
  Option Plan           -          -          -          -            -             -

Net loss for the
  six months ended
  April 30, 1995                                                  (   514,000)  ( 514,000)

Balance,
  April 30, 1995    4,160,780  $  42,000  $   -     $20,834,000  $(20,543,000) $  333,000


*Rounding differences on audited financial statements: Common shares 189,000; Accumulated deficit (22,525,000) and on first quarter financial statements; Additional paid-in capital
(22,388,000).


          See accompanying condensed notes to financial statements.
/TABLE

                                    VERSUS TECHNOLOGY, INC.
                                    Statements of Cash Flow
                                          (Unaudited)
                                         Three Months Ended             Six Months Ended
                                               April 30,                    April 30,
                                          1996          1995           1996          1995
Cash flows from operating
  activities:
  Net Income (loss)                  $(  403,000)   $(  701,000)  $(  803,000)   $(   514,000)
  Adjustments to reconcile
    net income (loss) to net
    cash used in operating
    activities:
    Depreciation and amortization         19,000         59,000        32,000         133,000
    Loss on disposal of fixed
      assets                                -            14,000          -             15,000
    Discontinuance of patent
      applications                          -            58,000          -             58,000
    Gain on sale of DCX                     -              -             -        (   424,000)
    Gain on sale of subsidiary              -              -             -        (   365,000)

  Increase and decrease in assets
    and liabilities:
    (Increase) decrease in accounts
      receivable and accounts
      receivable - other                  51,000     (   32,000)       75,000        235,000
    Increase (decrease) in
      inventories                     (    7,000)        34,000    (   26,000)        53,000
    Increase (decrease) in prepaid
      expenses and other current
      assets                          (  136,000)    (   22,000)   (  105,000)    (   16,000)
    Increase (decrease) in
      accounts payable and other
      liabilities                     (  139,000)         9,000    (  169,000)    (  462,000)
    Increase (decrease) in accrued
      expenses                            12,000     (   20,000)   (   23,000)    (  108,000)
    Increase (decrease) in deferred
      revenues--customer advance
      payments                        (     -   )    (     -   )   (    9,000)    (   52,000)

    Total adjustments                 (  200,000)       100,000    (  225,000)    (  933,000)
    Net cash provided by (used
      in) operating activities        (  603,000)    (  601,000)   (1,028,000)    (1,447,000)

Cash flows from investing activities:
  Proceeds from assets held for
    sale                                    -              -             -         1,255,000
  Principal received on notes
    receivable                              -              -             -           698,000
  Additions to property and
    equipment                         (   27,000)    (    2,000)   (   66,000)    (   14,000)
  Additions to deferred charges
    and other assets                  (   60,000)          -             -              -
  Additions to prepaid royalties      (   59,000)          -       (   59,000)    (   10,000)

     Net cash provided by (used
       in) investing activities       (   26,000)    (    2,000)   (  125,000)     1,929,000

Cash flows from financing activities:
  Payments on obligation under
    capital lease                           -        (    5,000)         -        (    9,000)
  Issuance of (payments on) notes
    payable                           (   23,000)    (    3,000)   (   28,000)    (  205,000)
  Issuance of treasury stock          (     -   )          -       (   85,000)          -

     Net cash provided by (used
       in) financing activities       (   23,000)    (    8,000)   (  113,000)    (  214,000)

Net increase (decrease) in cash
  and cash equivalents                (  652,000)    (  611,000)   (1,266,000)    (  268,000)

Cash and cash equivalents,
  beginning of period                  1,384,000        943,000     1,998,000         64,000
Cash and cash equivalents,
  end of period                      $   732,000  $     332,000   $   732,000    $   332,000

Supplemental disclosures of
  cash flow information:
Cash paid during the year for
  interest                           $    15,000  $       4,000   $    15,000    $     7,000

Supplemental disclosures of
  non-cash investing and financing
  activities:
    During fiscal 1995,
    approximately $449,000 of accounts
    payable were renegotiated to a
    note payable.

    During second quarter of 1996,
    $18,000 of accounts payable was
    renegotiated to an other liability,
    a non-interest bearing monthly
    installment payment with an initial
    down payment of $11,000.


                   See accompanying condensed notes to financial statements.
/TABLE

                    VERSUS TECHNOLOGY, INC.

             Condensed Notes to Financial Statements
                         April 30, 1996

(1)    Description of Business

       Versus Technology, Inc. (the "Company") has two lines of business, the infrared (IR) tracking system and a cellular line. The Company sees its future in the business of IR tracking systems.
These systems permit the instantaneous identification and tracking of the location of people and equipment and can be used to control access and permit instantaneous two-way communication. The Company believes that this technology will have a wide range of applications. The system is based on the Company's patented proprietary technology involving the transmission and reception of infrared light for use in tracking multiple subjects in several areas. During the fiscal year 1995, the Company significantly downsized its manufacturing operations, moved its headquarters and principal operating facilities, ceased production and distribution of a significant product line, and focused development efforts on infrared product technology. Primary engineering activities include software design, development, hardware development and integration, testing, system integration installation, maintenance, support, and training. The Company commenced formal marketing of its system on August 1, 1995. The first market being addressed by the Company is the medical industry. Several demonstration systems, however, were already in place and operating with high levels of customer satisfaction. There have been only limited sales to date.

       The Company also manufactures and distributes a number of cellular products for data transmission and cellular alarm transport. The Company's products can handle the sending of alert notices, such as alarm reporting for fire, burglar, health, security, and other alert communication requirements. The Company's CAT products manufacturing began in late 1993. As a result of the settlement of a patent infringement suit during the fourth quarter of the 1995 fiscal year, the greater portion of the CAT products sold by Versus at the beginning of fiscal 1995 have now been discontinued.

       On September 29, 1995, the Company completed a Private
Placement of 14,674,917 shares of its common stock to accredited investors at $0.20 per share. After payment of bridge loans, the net proceeds of $2,428,050 are being used to develop the IR tracking business and for general operating expenses.

(2)    Summary of Significant Accounting Policies

       In the opinion of the management of the Company, the accompanying unaudited financial statements of the Company include all adjustments necessary to present fairly the financial position of the Company, in all material respects, as of April 30, 1996, and the results of operations and cash flows for the three month periods ended April 30, 1996 and 1995. The results for the three month periods ended April 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full fiscal year.

Inventories:

       Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and equipment:

       Property and equipment are carried at cost and depreciated over estimated useful lives, principally on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

       The estimated useful lives used for determination of depreciation and amortization for financial reporting purposes are: machinery and equipment--3 to 10 years; furniture and fixtures--3 to 10 years.

Revenue recognition:

       Revenue from product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. The Company generally offers a 90-day warranty on its products. Costs incurred to service products under warranty, which have not been significant, are charged to operations when incurred.

Deferred revenue--customer advance payments:

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

(3)    Sale of Majority-Owned Subsidiary

       On July 13, 1992, the Company completed the sale of all of its capital stock of VTL, and certain other patented technology owned by the Company, to a newly formed organization headed by the management of VTL and other investors. The purchase price was approximately $1,653,000 plus repayment of indebtedness from VTL to the Company of approximately $647,000. The Company received $500,000 at closing with the balance deferred in periodic payments over the next 22 months. Of these deferred payments $1,250,000 were collateralized by a subordinated lien on the assets of VTL. In addition, as part of this transaction, the Company was released from its guarantee obligation under an $800,000 principal amount term loan obtained by VTL in 1992 and was obligated to pay closing fees of approximately $260,000 of which approximately $200,000 was to be paid over a period of 22 months. VTL also licensed to the Company, rights in the United States and certain other countries to use the technology sold to VTL.

       The Company has realized a net gain from this transaction of approximately $1,100,000 (adjusted to reflect actual amount of cash received). Due to the fact that the common stock and certain other patented technology was sold to a highly leveraged group of investors, the gain was deferred and recognized ratably as cash was collected. The Company recognized the balance, $365,000, of this gain in the first quarter of 1995 and none in 1994.

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

(5)    Cash Held for Appeal

       On March 22, 1996, $205,000 was moved to a court held interest-bearing account to provide for settlement of a judgment on appeal. See Part II, Item 1- Legal Proceedings.

(6)    Inventories

       Inventories are summarized as follows:

                                   April 30,     October 31,
                                     1996          1995

       Raw Materials              $  39,000     $  11,000
       Work in progress                -           41,000
       Finished goods                25,000        65,000
       Inventory reserve           ( 20,000)         -

                                  $  44,000     $  11,000

(7)    Property and Equipment

       Property and equipment are summarized as follows:



                                   April 30,     October 31,
                                     1996          1995
       Machinery, equipment and
         vehicle                  $  180,000    $  114,000
       Furniture and fixtures         25,000        25,000

                                     205,000       139,000
            Less accumulated
              depreciation           142,000       136,000

                                  $   63,000    $    3,000

       Substantially all of the Company's property and equipment related to the discontinued cellular activities were sold or written down to net realizable value as a result of the Telular litigation settlement on fiscal year ended 1995 (see Part II, Item 1) and the move of headquarters and principal operations to Michigan. Additions made to equipment in second quarter 1996 were primarily comprised of computer equipment.

(8)    Deferred Charges and Other Assets

       Deferred charges and other assets are summarized as follows:

                                   April 30,    October 31,
                                     1996          1995

       Patents and trademarks     $  365,000    $  365,000
       Deferred computer
         software costs               59,000          -

                                     425,000       365,000
       Less accumulated
         amortization                139,000       112,000

                                  $  285,000    $  253,000

(9)    Other Liabilities

       On April 17, 1996, the Company entered an agreement renegotiating accounts payable to one of its law firms for $18,000, to be paid with an initial payment of $11,000 and seven monthly non-interest bearing installments of $1,000 each commencing May 17, 1996, and continuing until $7,000 has been paid in full.

       The future amounts due under the aforementioned agreement are as follows:

                                  1996          $7,000


(10)   Note Payable

       On August 1, 1995, the Company signed a note payable, renegotiating accounts payable to one of its law firms for $449,000. The note bears interest at a floating annual rate and requires 13 monthly installments of $10,000 which commenced on December 1, 1995, and a balloon payment for the entire remaining principal balance on January 1, 1997. The note is secured by certain patents of the Company. The future amounts due under the aforementioned loan are as follows:

                                  1996          $  60,000
                                  1997            339,000
                                                  399,000

       On September 29, 1994, the Company borrowed $200,000 from five individuals (including three Directors of the Company totaling
$120,000) for operational cash flow purposes. The notes bore interest at a rate of 8%, payable semi-annually and were due on December 31, 1995. Such amounts were paid in full as of October 31, 1995.

(11)    Net Income (Loss) per Share

       Net income (loss) per share is based upon the weighted average number of shares outstanding of 18,485,697 and 4,160,780 for the three months ended April 30, 1996, and April 30, 1995, respectively, and 18,697,197 and 4,160,780 for the six months ended April 30, 1996, and April 30, 1995, respectively. The effect of the Company's common stock equivalents (options and warrants) was antidilutive for both periods.

(12)   Relocation

       The Company closed its New Jersey location in September, 1995, and moved all operations of the Company to the Traverse City, Michigan, office location. All related costs of this relocation, including the write down of non-essential fixed assets to net realizable value, have been recognized in the accompanying financial statements.

(13)   Related Parties

       The President and Chief Executive Officer of the Company is also a member of the Board of Directors and a stockholder of Olmsted Engineering.

       Olmsted Engineering provided a number of resources to Versus Technology, Inc. for the fiscal year ended October 31, 1995, including research and development, pass-through billings, use of office space and development of a business plan, and marketing support.

       The Company believes services provided by Olmsted have been negotiated at arm's length at the fair value of goods and services received. The Company is currently maintaining its headquarters and principal operating facilities at the business location of Olmsted, free of rent charges through February, 1996, and began paying rent of $3,000 per month under a Rental Agreement with Olmsted Engineering.

       Olmsted is the principal consultant to Versus on IR Tracking. On April 20, 1995, the Corporation entered into a Consultancy Agreement with Olmsted, which is principally owned by the Company's President and Chief Executive Officer, Gary T. Gaisser. The Agreement ran for a one-year period, commencing on April 20, 1995. Under this Agreement, the consultant received an annual fee of $144,000, payable monthly. They were further entitled to a fee at the rate of $90 an hour for man hours in excess of 100 hours each month.

       The Consultancy Agreement made effective as of April 20, 1995, between the Company and Olmsted Engineering Company had an initial term of one year, from April 20, 1995, to April 20, 1996. Effective November 1, 1995, the contract was amended to provide significant savings to the Company.

       On May 9, 1996, Olmsted Engineering Co. agreed to extend the term of the consultancy Agreement, as amended November 1, 1995, from April 20, 1996, to April 19, 1997.

       Additionally, Olmsted has the option to merge into Versus at $.25 a share based upon the Olmsted book value, provided the book value of Olmsted shall be no greater than $1.5 million dollars. The right to merge is further conditioned upon the receipt of a fairness opinion that the fair market value of Olmsted is greater than or equal to its book value and the shareholders of Versus approve the merger. The Company is moving forward to negotiate this option to merge. No letter of intent has been signed to date, and the merger option is also subject to the consent of Gary T. Gaisser and Olmsted shareholders.

(14)   Loss/Gain on Debt Settlement

       Loss on debt settlement for first quarter fiscal 1996 consisted of the final tender of payment to Telular on a judgment related to patent infringement (see Part II, Item 1) and negotiated payment and resolution of a disputed lease obligation for lease of a copier.

       Gain on debt settlement for second quarter fiscal 1996 consisted of a renegotiation of a payable to a reduced monthly installment agreement, gains on debt settlement, and an adjustment to accounts receivable for an amount already written off. Losses in second quarter of fiscal 1996 included an adjustment for advanced payments earned.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

General

       The Registrant, Versus Technology, Inc. (the "Company") designs, manufactures, and markets data and security transport equipment.

       In connection with the move of the Company's headquarters and principal operations to Traverse City, Michigan, the Company has now refocused itself as a manufacturer of infrared tracking systems and specifically cellular products. The Company's strategy going forward will be to meaningfully expand sales of medical tracking and monitoring systems, develop a portfolio of service contracts with third parties, develop sales in the medical and health fields, and to pursue other markets. The Company intends to enter the governmental, professional, and manufacturing markets with its infrared technology products.

Results of Operations

Three Months Ended April 30, 1996 and April 30, 1995

       Total revenues for the second quarter of fiscal 1996 of $58,000 were $181,000 or 76% below the corresponding quarter in fiscal 1995. This decrease in revenues is primarily due to the discontinuance of certain cellular product sales. The Company is continuing its development of infrared products and expects this product line to be the Company's primary focus in fiscal 1996.

       Cost of sales as a percentage of revenues in the second quarter of fiscal 1996 decreased to 60% from 89% for the same quarter in fiscal 1995. As the infrared product line begins to expand, the cost of sales is considerably less than that of the cellular product.

       The Company's selling, general, and administrative expenses for the second quarter of fiscal 1996 were $313,000 or 40% lower than in the second quarter of fiscal 1995. This decrease was primarily due to the Company's downsizing of its operations in addition to cost reductions associated with the move of its headquarters and principal operations to Michigan. Research and development expenses for the second quarter of fiscal 1996 were $131,000 or 38% below these same expenses of $212,000 for the second quarter in fiscal 1995. The completion of initial development of the infrared product accounts for the decrease in these expenditures.

       In the second quarter of fiscal 1996, other income and expense increased $13,000 or 260% from 1995 levels. This increase was due to increase in interest income of $5,000, decrease in interest expense of $3,000, and a net gain on debt settlement in fiscal 1996 of $5,000.

       The Company's second quarter of fiscal 1996 net loss of $(418,000) or (.02) per share reflects a decrease in revenues due to the change in the product mix from primarily cellular to development of the infrared system and the move from Trenton, New Jersey, to Traverse City, Michigan.

       Comparable net loss from operations of $(418,000) in the second quarter of fiscal 1996 versus the net loss from operations of $(701,000) in the second quarter of fiscal 1995 is primarily due to the general reduction of selling and administrative expenses, a change in product mix, and the move to Traverse City, Michigan.

Six Months Ended April 30, 1996 and April 30, 1995

       Revenues for the six months ended April 30, 1996, of fiscal 1996 were $93,000 or 80% or $467,000 below the corresponding period of fiscal 1995, with revenues of $560,000. This decrease in revenues is due primarily to recognition of revenues in the six months ended April 30, 1995, from the sale of DCX, six months' fiscal 1996 revenues reflecting non-DCX revenues, discontinuation of the CAT product line, and change in product mix including beginning stage revenues for sale of infrared products.

       Cost of sales as a percentage of revenues in the six months ended April 30, 1996, decreased to 69% from 80% for the same period in fiscal 1995. The gross margin increase in this period is a result in shift in product mix caused by the sale of the DCX product line, which lowered during the six months ended April 30, 1995, due to fixed costs which had not yet been fully eliminated, and the shift to infrared sales with a higher margin than the prior years' cellular lines.

       The Company's selling, general, and administrative expenses for the six months ended April 30, 1996, were $560,000 or approximately 48% or $534,000 below such expenses for the same period in fiscal 1995. This decrease in expenses is a result of the move from Trenton, New Jersey, to Traverse City, Michigan, as well as an overall downsizing of operations and the shift from manufacturing to assembly of product.

       Research and development expenditures during the six months ended April 30, 1996, were $291,000 or 13% or $39,000 below such expenses in the same period of fiscal 1995. The completion of initial development of infrared technology primarily accounts for the decrease in these expenditures.

       The Company's six month 1996 net loss of $(803,000) compares to a net loss of $(514,000) for the same period in 1995. However, the fiscal 1995 loss includes gains of $424,000 from the sale of the DCX product line and the final gain of $365,000 from the sale of the Company's foreign subsidiary.

Liquidity and Capital Resources

       During the three (3) months ended April 30, 1996, the Company relied primarily on cash generated from operations and a private placement of common stock. On September 29, 1995, the Company completed a Private Placement which generated net proceeds to the Company of approximately $2.7 million dollars. The Company used $550,000 of the proceeds to repay certain notes payable, and the remainder will be used for working capital. There can, however, be no assurance that the Company will be successful in generating sufficient operating revenue during fiscal 1996 which will be sufficient for all projected and/or unforeseen cash needs.

       Significant liquidity factors are as follows:

                                  April 30,     October 31,
                                    1996           1995

       Current ratio               1.4:1          2.1:1
       Quick ratio                 1.1:1          2.0:1

       The foregoing ratios at April 30, 1996, are primarily the result of operating results. As of April 30, 1996, accounts receivable were lower by $30,000 or 34% than at October 31, 1995. Inventories reflect an increase of $33,000 or 34% since October 31, 1995. Current liabilities were reduced by $244,000 or 24% from October 31, 1995. The Company also has Federal tax loss carryforwards available although limited as to amount.

Miscellaneous

       The Company believes that new accounting pronouncements, which have yet to be implemented, will not materially affect the financial condition or results of operations of the Company.

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

       On May 1, 1996, the Company entered into an agreement to rent current corporate offices from Olmsted Engineering Co. at a rate of $3,000 per month.

       Reference is made to the description of litigation captioned Special Situations Fund III, L.P. vs. Versus Technology, Inc., in the Registrant's report on Form 10-KSB for the year ended October 31, 1995. After the close of the quarter covered by this quarterly report, but before the filing of this report, the New York Appellate Division denied the appeal of the Registrant in this matter. This matter had resulted in the judgment of approximately $195,000 against the Registrant. The Registrant continues to believe that this decision was in error. The Company has determined to seek leave to appeal to the New York Court of Appeals. The amount of the judgment had been accrued against in the fourth quarter of 1995; however, there will be additional interest and costs which will be accrued against earnings in the third quarter.

       The warrants at issue in the proceeding were 300,000 of the 2,233,800 Class A Warrants that had been outstanding but expired by their terms in February of 1994. The Company believes that the verdict at trial was substantially dependent upon proof that this particular warrantholder, a professionally managed speculative investment fund, had the actual intent to exercise its warrants prior to the date of expiration. Even assuming the adjustment that the plaintiff claims, the warrants had become worthless as of the date of their expiration. The Company has not been advised of claims by any other warrantholders. Nevertheless, it is possible that some or all of the remaining warrantholders could seek similar relief on the basis of the outcome of this case.

Item 2 - Changes in Securities

       In February, 1995, the Board of Directors amended the Class A Warrants to provide for limited additional exercise rights after their scheduled expiration date (February 15, 1995) through the close of business (New York Time) on February 15, 1996, as follows: After February 15, 1995, upon exercise and payment of $1.75 cash, holders of Class A Warrants will be issued one share of Versus common stock for each four Class A Warrants owned of record on the exercise date. Class A Warrants expired on February 15, 1996.

       On January 26, 1996, the Chairman of the Board of Directors and Chief Financial Officer resigned from the Company. In connection with his resignation, the individual signed a Stock Redemption Agreement and a Nonqualified Stock Option Agreement with the Company. The Company repurchased 425,000 shares from the individual, which were placed into treasury stock. The options issued to the individual are for the purchase of 100,000 shares at an exercise price of $.50 per share, at any time for a period of 5 years from the date of issuance.

Item 4 - Submission of Matters to a Vote of Security Holders

       The 1996 Annual Meeting of Shareholders of Versus Technology, Inc. was held on Friday, May 10. The following directors were elected at the meeting: Julian C. Schroeder, Gary T. Gaisser, and Elliot G. Eisenberg.

       Julian C. Schroeder and Gary T. Gaisser's term of office continued after the meeting; Elliot G. Eisenberg, a nominee, was elected for an initial term.

       Other matters submitted to a vote at the Annual Meeting of Shareholders included:

       Vote to adopt the 1996 Incentive Stock Option Plan
(Proposition 2) and the approval of an Amendment to the Company's
Certificate of Incorporation to increase the number of authorized common shares from 25,000,000 to 50,00,000 shares (Proposition 3).

       Total shares voted were 11,176,767. The tabulation of votes was as follows:

Total shares voted:      11,176,767
Total percentage voted:  59.100

                Votes for     pct    Votes       Votes      Unvoted
                                     Against     Abstained
Director #1     10,978,267    58     198,500
Director #2     10,978,267    58     198,500
Director #3     10,978,267    58     198,500

Proposition #2   9,189,482    48     318,040     27,800     1,641,445
Proposition #3  10,882,147    57     257,170     34,050         3,400

       All directors and nominees up for election were elected, and Proposition 2 and Proposition 3 were passed.

Item 5 - Other Matters

       Subsequent to the end of the second quarter of fiscal 1996, the Company sold its 425,000 shares of treasury stock to a private investor at $.375 per share.

       Pursuant to the Employee Stock Option Plan which was approved by the Company's shareholders on May 10, 1996, and which was adopted, ratified, and confirmed by the Company's Board of Directors, Gary T. Gaisser was granted an option to acquire from the Company 1,000,000 shares of the common stock of the Company, $.01 par value per share, at a price of $.375 per share, which price was, as of the time of the grant of the option, the current fair market value of such shares.

Item 13 - Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
     (1) Financial statements included in Part II of this report.
     (2)  Exhibit--Certificate of Amendment of Certificate of
          Incorporation.
(b)  Reports on Form 8-K during the fourth fiscal quarter: none.

                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VERSUS TECHNOLOGY, INC.
                                       (Registrant)


                         By:               /S/
                            Gary T. Gaisser
                            President and Chief Executive Officer


                         By:              /S/
                            Debra A. Boyer
                            Chief Financial Officer, Treasurer,
                            and Principal Accounting Officer



June 19, 1996