Form 10QSB
period 1996-07-31
VERSUS TECHNOLOGY INC
filed 1996-09-13
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                           FORM 10-QSB


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER
     ENDED July 31, 1996

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

                            616-946-5868
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                       Yes   X       No      .


Number of shares of Common Stock, par value $.01 per share, outstanding as of August 26, 1996: 36,245,697, assuming issuance of all shares pursuant to the acquisition by merger described herein, and assuming no exercise of any dissenters' rights.


                     VERSUS TECHNOLOGY, INC.

                            Index to
               Financial Statements and Schedules

                                                          Pages

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:

       Balance Sheets as of July 31, 1996
         (Unaudited) and October 31, 1995 (Audited)

       Statements of Operations for the three
         and nine months ended July 31, 1996 and
         1995 (Unaudited)

       Statements of Shareholders' Equity
         for the nine months ended July 31, 1996
         and 1995 (Unaudited)

       Statements of Cash Flows for the three
         and nine months ended July 31, 1996 and
         1995 (Unaudited)

       Condensed Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item  1 - Legal Proceedings
     Item  2 - Changes in Securities
     Item  4 - Submission of Matters to a Vote of
               Security Holders
     Item  5 - Other Matters
     Item  6 - Exhibits and Reports on Form 8-K
     Signatures

                     VERSUS TECHNOLOGY, INC.
                         Balance Sheets


                                       July 31,     October 31,
                                         1996           1995
     Assets                           (Unaudited)     (Audited)

Current assets:
  Cash and cash equivalents        $    223,000    $  1,998,000
  Cash held for appeal (Note 5)         207,000            -
  Trade accounts receivable (net
    of allowance for doubtful
    accounts of $25,000 at
    July 31, 1996 and $25,000 at
    October 31, 1995)                    67,000          88,000
  Assets held for sale (Part II
    Item 1)                               3,000           3,000
  Inventories (Note 6)                   45,000          11,000
  Prepaid expenses and other
    current assets                      114,000          79,000

          Total current assets          659,000       2,179,000

Property and equipment - net
  (Note 7)                               65,000           3,000
Deferred charges and other
  assets (Note 8)                       273,000         253,000

                                   $    997,000    $  2,435,000

     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                      287,000         508,000
  Accrued expenses                      377,000         395,000
  Deferred revenue                         -              9,000
  Other liabilities (Note 9)              4,000            -
  Note payable - current (Note 10)       50,000         110,000
          Total current liabilities     718,000       1,022,000

Note payable - long term (Note 10)      339,000         339,000

          Total liabilities           1,057,000       1,361,000







Shareholders' equity:
  Common stock, $.01 par value,
    50,000,000 shares authorized
    July 31, 1996 and 25,000,000
    shares authorized October 31,
    1995; 18,910,697 shares issued
    and outstanding on July 31,
    1996 and October 31,1995;           189,000         190,000

  Additional paid-in capital         23,484,000*     23,410,000
  Accumulated deficit               (23,733,000)    (22,526,000)


        Total shareholders'
            equity                      (60,000)      1,074,000

                                   $    997,000    $  2,435,000

Commitments & Contingencies

     See accompanying condensed notes to financial statements.

*Rounding differences on audited financial statements: Common shares 189,000; Accumulated deficit (22,525,000) and on second quarter financial statements; Additional paid in capital
(23,410,000).


                                    VERSUS TECHNOLOGY, INC.
Statements of Operations (Unaudited)
                                         Three Months Ended             Nine Months Ended
                                               July 31,                     July 31,
                                         1996           1995          1996           1995
Revenues:
  Sales                               $  67,000      $ 228,000     $ 160,000     $   788,000

Cost of sales                            60,000        202,000       124,000         650,000
  Gross margin                            7,000         26,000        36,000         138,000

Expenses:
  Research and development              123,000        345,000       415,000         675,000
  Sales, general, and administrative    279,000        367,000       838,000       1,461,000

                                        402,000        712,000     1,253,000       2,136,000

     Income (Loss) from operations     (395,000)      (686,000)   (1,217,000)     (1,998,000)

Other income (expense):
  Interest income                         5,000          1,000        41,000          17,000
  Interest expense                     ( 16,000)      (  1,000)     ( 32,000)     (    8,000)
  Other income                            						 1,000
  Gain on debt settlement                  -              -           28,000            -
  Loss on debt settlement                  -              -         ( 29,000)           -
  Gain on sale of subsidiary               -              -             -            424,000
  Gain on sale of DCX                      -              -             -            365,000

                                         11,000           -            9,000         798,000
     Net income (loss) before
       provision for income taxes      (406,000)      (686,000)   (1,208,000)     (  798,000)

Provision (benefit) for income taxes       -              -            - _              -____
     Net income (loss)                $(406,000)     $(686,000)  $(1,208,000)    $(1,200,000)


Net income (loss) per common and
  common equivalent share (Note 11)    (    .02)      (    .16)     (     .06 )   (      .29)

      See accompanying condensed notes to financial statements.
</TAB`LE>


                                  VERSUS TECHNOLOGY, INC.
                             Statements of Shareholders' Equity (Unaudited)

                        Common      Common    Treasury   Additional
Nine Months Ended        Stock      Shares     Shares     Paid-In      Accumulated
July 31, 1996           Shares      Amount     Amount     Capital        Deficit       Total
Balance, October
  31, 1995            18,910,697 *$ 190,000  $   -     $23,410,000 *  $(22,526,000) $1,074,000
Issuance of common
  stock:                 425,000      4,000                155,000                     159,000
Shares purchased a
  Treasury Shares     (  425,000)             ( 85,000)          -                 (    85,000)
Retirement of
  Treasury Shares                 (   4,000)    85,000  (   81,000)
Net loss for the
  nine months ended
  July 31, 1996                                                        ( 1,208,000)( 1,208,000)

Balance,
  July 31, 1996       18,910,697   $189,000  $    -   *$23,484,000    $(23,733,000)  $( 60,000)

                        Common      Common    Treasury    Additional
Nine Months Ended        Stock      Shares     Shares      Paid-In    Accumulated
July 31, 1995           Shares      Amount     Amount      Capital      Deficit        Total

Balance, October
  31, 1994           $ 4,160,780  $  42,000  $   -     $20,834,000    $(20,029,000)  $ 847,000

Issuance of common
  stock:
Shares issued pursuant
  to Incentive Stock
  Option Plan


Net loss for the
  nine months ended
  July 31, 1995                                                        ( 1,200,000) (1,200,000)

Balance,
  July 31, 1995        4,160,780  $  42,000 $   -      $20,834,000    $(21,229,000)$(  353,000)


*Rounding differences on audited financial statements: Common shares 189,000; Accumulated deficit
(22,525,000) and on second quarter financial statements; Additional paid-in capital (23,410,000).


          See accompanying condensed notes to financial statements.

                                       VERSUS TECHNOLOGY, INC.
                                       Statements of Cash Flow
                                            (Unaudited)
                                         Three Months Ended           Nine Months Ended
                                               July 31,                      July 31,
                                          1996          1995           1996          1995
Cash flows from operating
  activities:
  Net Income (loss)                  $(  406,000)   $(  686,000)  $(1,208,000)   $( 1,200,000)
  Adjustments to reconcile
    net income (loss) to net
    cash used in operating
    activities:
    Depreciation and amortization         17,000         57,000        49,000         190,000
    Loss on disposal of fixed
      assets                                -             4,000          -             19,000
    Discontinuance of patent
      applications                          -                            -             58,000
    Gain on sale of DCX                     -              -             -        (   424,000)
    Gain on sale of subsidiary              -              -             -        (   365,000)

  Increase and decrease in assets
    and liabilities:
    (Increase) decrease in accounts
      receivable and accounts
      receivable - other              (   19,000)    (   29,000)       56,000         206,000
    Increase (decrease) in
      inventories                     (    1,000)         6,000    (   33,000)         59,000
    Increase (decrease) in prepaid
      expenses and other current
      assets                              28,000          2,000    (   70,000)     (   14,000)
    Increase (decrease) in
      accounts payable and other
      liabilities                     (   52,000)        43,000    (  222,000)     (  419,000)
    Increase (decrease) in accrued
      expenses                             5,000         77,000    (   18,000)    (   31,000)
    Increase (decrease) in deferred
      revenues--customer advance
      payments                        (     -   )    (     -   )   (    9,000)    (   52,000)

    Total adjustments                 (   22,000)       160,000    (  247,000)    (  773,000)
    Net cash provided by (used
      in) operating activities        (  428,000)    (  526,000)   (1,455,000)    (1,973,000)

Cash flows from investing activities:
  Proceeds from assets held for
    sale                                    -              -             -         1,255,000
  Principal received on notes
    receivable                              -              -             -           698,000
  Additions to property and
    equipment                         (    6,000)    (    1,000)   (   72,000)    (   15,000)
  Additions to deferred charges
    and other assets                                       -             -              -
  Additions to prepaid royalties                           -       (   59,000)    (   10,000)

     Net cash provided by (used
       in) investing activities       (    6,000)    (    1,000)   (  131,000)     1,928,000

Cash flows from financing activities:
  Payments on obligation under
    capital lease                           -              -             -        (    9,000)
  Issuance of notes payable                             550,000                      550,000
  Payments on notes payable           (   24,000)    (   33,000)   (   60,000)    (  238,000)
  Issuance of other liability                                          18,000
  Payments on other liability          (   3,000)                  (   14,000)
  Issuance of common stock               159,000                      159,000
  Issuance of treasury stock          (     -   )          -       (   85,000)         -____

     Net cash provided by (used
       in) financing activities          132,000       517,000        18,000         303,000

Net increase (decrease) in cash
  and cash equivalents                (  302,000)    (  10,000)   (1,568,000)       258,000

Cash and cash equivalents,
  beginning of period                    732,000       332,000     1,998,000         64,000
Cash and cash equivalents,
  end of period                      $   430,000   $   322,000   $   430,000    $   322,000

Supplemental disclosures of
  cash flow information:
Cash paid during the year for
  interest                           $    16,000   $     4,000   $    32,000    $     8,000

Supplemental disclosures of
  non-cash investing and financing
  activities:

    During fiscal 1995,
    approximately $449,000 of accounts
    payable were re-negotiated to a
    note payable.

    During second quarter of 1996,
    $18,000 of accounts payable was
    re-negotiated to an other liability,
    a non-interest bearing monthly
    installment payment with an initial
    down payment of $11,000.

    Retirement of treasury stock:  On
    June 7, 1996, the company retired
    its 425,000 shares of treasury stock.

     See accompanying condensed notes to financial statements.

                    VERSUS TECHNOLOGY, INC.

             Condensed Notes to Financial Statements
                         July 31, 1996

(1)    Description of Business

       Versus Technology, Inc. (the "Company") has two lines of business, the infrared (IR) tracking system and a cellular line.
The Company sees its future in the business of IR tracking systems and software development. The infrared tracking system permits the instantaneous identification and tracking of the location of people and equipment and can be used to control access and permit instantaneous two-way communication. The Company believes that this technology will have a wide range of applications. The system is based on the Company's patented proprietary technology involving the transmission and reception of infrared light for use in tracking multiple subjects in several areas. During the fiscal year 1995, the Company significantly downsized its manufacturing operations, moved its headquarters and principal operating facilities, ceased production and distribution of a significant product line, and focused development efforts on infrared product technology. Primary engineering activities include software design, development, hardware development and integration, testing, system integration installation, maintenance, support, and training. The Company commenced formal marketing of its system on August 1, 1995. The first market being addressed by the Company is the medical industry. Several demonstration systems, however, were already in place and operating with high levels of customer satisfaction. There have been only limited sales to date.

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

	  Subsequent to the third quarter of fiscal 1996, the Company completed a Private Placement with net proceeds of approximately 5.2 million and with an exchange of common stock, acquired Olmsted
Engineering Co. as a wholly owned subsidiary.  See Part II, Item 5
Other Matters.


(2)    Summary of Significant Accounting Policies

       In the opinion of the management of the Company, the accompanying unaudited financial statements of the Company include all adjustments necessary to present fairly the financial position of the Company, in all material respects, as of July 31, 1996, and the results of operations and cash flows for the three month periods ended July 31, 1996 and 1995. The results for the three month periods ended July 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full fiscal year.

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

(5)    Cash Held for Appeal

       On March 22, 1996, $205,000 was moved to an attorney held interest-bearing account to secure payment of the judgment on appeal.


(6)    Inventories

       Inventories are summarized as follows:

                                   July 31,     October 31,
                                     1996          1995

       Raw Materials              $  33,000     $  11,000
       Work in progress               6,000        41,000
       Finished goods                26,000        65,000
       Inventory reserve           ( 20,000)         -

                                  $  45,000     $  11,000

(7)    Property and Equipment

     Property and equipment are summarized as follows:



                                    July 31,     October 31,
                                      1996          1995
       Machinery, equipment and
         vehicle                  $  186,000    $  114,000
       Furniture and fixtures         25,000        25,000

                                     211,000       139,000
            Less accumulated
              depreciation           146,000       136,000

                                  $   65,000    $    3,000

       Substantially all of the Company's property and equipment related to the discontinued cellular activities were sold or written down to net realizable value as a result of the Telular litigation settlement on fiscal year ended 1995 (see Part II, Item 1) and the move of headquarters and principal operations to Michigan.
Additions made to equipment in third quarter 1996 were primarily comprised of computer equipment.

(8)    Deferred Charges and Other Assets

       Deferred charges and other assets are summarized as follows:

                                    July 31,     October 31,
                                      1996          1995

       Patents and trademarks     $  366,000    $  365,000

       Deferred computer
         software costs               59,000          -
                                     425,000       365,000
       Less accumulated
         amortization                152,000       112,000
                                  $  273,000    $  253,000

(9)    Other Liabilities

       On April 17, 1996, the Company entered an agreement renegotiating accounts payable to one of its law firms for $18,000, to be paid with an initial payment of $11,000 and seven monthly non-interest bearing installments of $1,000 each commencing May 17, 1996, and continuing until $7,000 has been paid in full.

       The future amounts due under the aforementioned agreement are as follows:

                                    1996      $  4,000


(10)   Note Payable

       On August 1, 1995, the Company signed a note payable, renegotiating accounts payable to one of its law firms for $449,000. The note bears interest at a floating annual rate and requires 13 monthly installments of $10,000 which commenced on December 1, 1995, and a balloon payment for the entire remaining principal balance on January 1, 1997. An adjustment to principal for year to date interest portion of payments was made in third quarter financial statements. The note is secured by certain patents of the Company. The future amounts due under the aforementioned loan are as follows:

                                    1996     $  50,000
                                    1997       339,000
                                             $ 389,000

       On September 29, 1994, the Company borrowed $200,000 from five individuals (including three Directors of the Company totaling $120,000) for operational cash flow purposes. The notes bore interest at a rate of 8%, payable semi-annually and were due on December 31, 1995. Such amounts were paid in full as of October 31, 1995.

(11)    Net Income (Loss) per Share

       Net income (loss) per share is based upon the weighted average number of shares outstanding of 18,733,614 and 4,160,780 for the three months ended July 31, 1996, and July 31, 1995, respectively, and 18,710,003 and 4,160,780 for the nine months ended July 31, 1996, and July 31, 1995, respectively. The effect of the Company's common stock equivalents (options and warrants) was anti-dilutive for both periods.

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

Subsequent to the third quarter of fiscal 1996,the Company completed a private placement with net proceeds of approximately 5.2 million and acquired Olmsted Engineering, Co., as a wholly owned subsidiary. See Part II, Item 5 Other Matters.

(14)   Loss/Gain on Debt Settlement

       Loss on debt settlement for first quarter fiscal 1996 consisted of the final tender of payment to Telular on a judgment related to patent infringement (see Part II, Item 1) and negotiated payment and resolution of a disputed lease obligation for lease of a copier.

       Gain on debt settlement for second quarter fiscal 1996 consisted of a re-negotiation of a payable to a reduced monthly installment agreement, gains on debt settlement, and an adjustment to accounts receivable for an amount already written off. Losses in second quarter of fiscal 1996 included an adjustment for advanced payments earned.

	There were no gains or losses on debt settlement in third quarter of fiscal 1996.

(15)  Subsequent event-Acquisition of wholly owned subsidiary

	Subsequent to the end of the third quarter of fiscal 1996, on August 26, 1996, a wholly-owned, subsidiary of the Registrant was merged into Olmsted Engineering Co., a Michigan Corporation
(Olmsted). The corporation resulting from the merger will continue to do business under the name Olmsted Engineering Co.

	The Registrant will issue to shareholders of Olmsted in exchange for their shares a net consideration of 6,000,000 shares of the Registrant's common stock.

	Olmsted is in the business of developing and marketing various software products used mainly in the mold, die, and pattern making industries. Prior to the merger, Gary T. Gaisser, the president of the Registrant, owned a majority of all classes of stock of Olmsted. Olmsted has served as a research and development consultant to the Registrant since 1993, and leases office space to the Registrant on a temporary basis. The Registrant intends that the corporation resulting from the merger continue the business of Olmsted.

        The occurrence of the merger was conditioned, inter alia, on the Registrant's raising at lease $4,500,000 net of commissions through a private placement of its common stock. As of the date of the merger, the Registrant closed the sale of 11,335,000 shares of common stock in a private offering to accredited investors at a price of $.50 per share. Proceeds to the Registrant, net of commissions and expenses, amounted to approximately $5,200,000.
Upon conclusion of the private placement and the merger, 30,245,697 shares of the Registrant's common stock were outstanding and 6,000,000 additional shares were issuable in connection with the merger (subject to the exercise, if any, of dissenters' rights of Olmsted shareholders), for a total of 36,245,697 shares of common stock currently outstanding or issuable in connection with the merger. These events have also been reported in a form 8-K filed by the Registrant with respect to events occurring August 26, 1996.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

General

       The Registrant, Versus Technology, Inc. (the "Company") designs, manufactures, and markets data and security transport equipment. The Company has progressively reduced its losses per share from (.29) per share for the 9 months ended July 31, 1995 compared to (.06) for the 9 months ended July 31, 1996.

       In connection with the move of the Company's headquarters and principal operations to Traverse City, Michigan, the Company has now refocused itself as a manufacturer of infrared tracking systems and specifically cellular products. With the acquisition of Olmsted Engineering, subsequent to third quarter of fiscal 1996, the Company will also continue Olmsted business focus in software development. See Note 15, Subsequent event/Acquisition of wholly owned subsidiary.

       Versus Technology, Inc. has entered an exclusive marketing agreement with a market leader in sales of systems used for monitoring of vital patient physiological parameters for the distribution of the Traverse Tracking System in acute care hospitals. See Part II, Item 5.

       The Company's strategy going forward will be to meaningfully expand sales of medical tracking and monitoring systems, develop a portfolio of service contracts with third parties, develop sales in the medical and health fields, and to pursue other markets. The Company intends to enter the governmental, professional, and manufacturing markets with its infrared technology products.




Results of Operations

Three Months Ended July 31, 1996 and July 31, 1995

       Total revenues for the third quarter of fiscal 1996 of $67,000 were $161,000 or 71% below the corresponding quarter in fiscal 1995. This decrease in revenues is primarily due to the discontinuance of certain cellular product sales. The Company is continuing its development of infrared product sales and expects this product line to be the Company's primary focus in fiscal 1996.

       Cost of sales as a percentage of revenues in the third quarter of fiscal 1996 remained at 89% the same as the same quarter in fiscal 1995. As the infrared product line begins to expand, the cost of sales is considerably less than that of the cellular product.

       The Company's selling, general, and administrative expenses for the third quarter of fiscal 1996 were $278,000 or 24% lower than in the third quarter of fiscal 1995. This decrease was primarily due to the Company's downsizing of its operations in addition to cost reductions associated with the move of its headquarters and principal operations to Michigan.

       Research and development expenses for the third quarter of fiscal 1996 were $123,000 or 64% below these same expenses of $345,000 for the third quarter in fiscal 1995. The completion of initial development of the infrared product accounts for the decrease in these expenditures.

       In the third quarter of fiscal 1996, other income and expense decreased $12,000, from third quarter 1995 levels. This decrease was due to increase in interest income of $5,000, increase in interest expense of $17,000.

       The Company's third quarter of fiscal 1996 net loss of $(406,000)or (.02) per share compared to a net loss of $(686,000) or (.16) per share in the third quarter of fiscal 1995 is primarily due to a decrease in revenues due to the change in the product mix from primarily cellular to development of the infrared system, the move from Trenton, New Jersey, to Traverse City, Michigan, and a general reduction of selling and administrative expenses in the third quarter of fiscal 1996.

Nine Months Ended July 31, 1996 and July 31, 1995

       Revenues for the nine months ended July 31, 1996, of fiscal 1996 were $160,000 or 82% or $628,000 below the corresponding period of fiscal 1995, with revenues of $788,000. This decrease in revenues is due primarily to recognition of revenues in the nine months ended July 31, 1995, from the sale of DCX, nine months' fiscal 1996 revenues reflecting non-DCX revenues, discontinuation of the CAT product line, and change in product mix including beginning stage revenues for sale of infrared products.

       Cost of sales as a percentage of revenues in the nine months ended July 31, 1996, decreased to 77% from 82% for the same period in fiscal 1995. The gross margin decline is caused by the decline in revenues due to the discontinuation of the CAT Product line and the beginning stage revenues for the sale of infrared products.

       The Company's selling, general, and administrative expenses for the nine months ended July 31, 1996, were $838,000 or approximately 43% or $623,000 below such expenses for the same period in fiscal 1995. This decrease in expenses is a result of the move from Trenton, New Jersey, to Traverse City, Michigan, as well as an overall downsizing of operations and the shift from manufacturing to assembly of product.

       Research and development expenditures during the nine months ended July 31, 1996, were $415,000 or 39% or $260,000 below such expenses in the same period of fiscal 1995. The completion of initial development of infrared technology primarily accounts for the decrease in these expenditures.

       The Company's nine month 1996 net loss of $(1,208,000) compares to a net loss of $(798,000) for the same period in 1995.
However, the fiscal 1995 loss includes gains of $424,000 from the sale of the DCX product line and the final gain of $365,000 from the sale of the Company's foreign subsidiary.

Liquidity and Capital Resources

       During the three (3) months ended July 31, 1996, the Company relied primarily on cash generated from operations and a private placement of common stock. On September 29, 1995, the Company completed a Private Placement which generated net proceeds to the Company of approximately $2.7 million dollars. The Company used $550,000 of the proceeds to repay certain notes payable, and the remainder will be used for working capital. Subsequent to the close of the third quarter of fiscal 1996, the company completed a private placement generating net proceeds of approximately $5.2 million dollars. These proceeds will be used for working capital.

      Significant liquidity factors are as follows:

                                  July 31,     October 31,
                                    1996           1995

       Current ratio                .9:1          2.1:1
       Quick ratio                  .7:1          2.0:1

      The foregoing ratios at July 31, 1996, are primarily the result of operating results. As of July 31, 1996, net accounts receivable were lower by $56,000 or 42% than at October 31, 1995. Inventories of 45,000 reflect an increase of $34,000 or over inventory of 11,000 on October 31, 1995. Current liabilities were reduced by $307,000 or 30% from October 31, 1995. The Company also has Federal tax loss carry-forwards available, although limited as to amount.




PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


Calvert et al. V. Gary T. Gaisser and Olmsted Engineering Co.
Complaint Filed May 29, 1996
Court:  Circuit Court for the County of Grand Traverse, Michigan
Index No. 96-14,861

       This action, recently filed, alleges that in connection with a private offering in 1994, Olmsted and Mr. Gaisser had reneged upon an oral promise allegedly made in connection with the plaintiffs' purchase of common stock. Plaintiffs allege that Mr. Gaisser promised that the holders of Olmsted Preferred Stock (Mr. Gaisser is the principal, but not sole holder, of Preferred Stock Olmsted) would cancel all of their preferred stock in consideration of the investment being made, so that the plaintiffs would own approximately 19% of Olmsted after they invest(and have options to purchase an equal amount of shares). These shareholders, in fact, will receive 4% of the proceeds of the Merger and will have options to purchase an equal amount of shares until December. Olmsted and Mr. Gaisser have denied that any such representation was ever made and have asserted that the purchasers were well aware of the existence of the Preferred Stock at the time of their purchase. The Company intends to defend this claim, which became an obligation of a Versus subsidiary after the a Merger.

       This a litigation involves the newly acquired subsidiary, and predates Olmsted's acquisition by the Registrant.

Item 2 - Changes in Securities

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

       Other matters submitted to a vote at the Annual Meeting of Shareholders included:

       Vote to adopt the 1996 Incentive Stock Option Plan
(Proposition 2) and the approval of an Amendment to the Company's
Certificate of Incorporation to increase the number of authorized common shares from 25,000,000 to 50,000,000 shares (Proposition 3).

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

Item 5 - Other Matters

	Subsequent to the end of the third quarter of fiscal 1996, on August 26, 1996, a wholly-owned, subsidiary of the Registrant was merged into Olmsted Engineering Co., a Michigan Corporation
(Olmsted). The corporation resulting from the merger will continue to do business under the name Olmsted Engineering Co.

	The Registrant will issue to shareholders of Olmsted in exchange for their shares a net consideration of 6,000,000 shares of the Registrant`s common stock.

	Olmsted is in the business of developing and marketing various software products used mainly in the mold, die, and pattern making industries. Prior to the merger, Gary T. Gaisser, the president of the Registrant, owned a majority of all classes of stock of Olmsted. Olmsted has served as a research and development consultant to the Registrant since 1993, and leases office space to the Registrant on a temporary basis. The Registrant intends that the corporation resulting from the merger continue the business of Olmsted.

        The occurrence of the merger was conditioned, inter alia, on the Registrant`s raising at lease $4,500,000 net of commissions through a private placement of its common stock. As of the date of the merger, the Registrant closed the sale of 11,335,000 shares of common stock in a private offering to accredited investors at a price of $.50 per share. Proceeds to the Registrant, net of commissions and expenses, amounted to approximately $5,200,000.
Upon conclusion of the private placement and the merger, 30,245,697 shares of the Registrant`s common stock were outstanding and 6,000,000 additional shares were issuable in connection with the merger (subject to the exercise, if any, of dissenters` rights of Olmsted shareholders), for a total of 36,245,697 shares of common stock currently outstanding or issuable in connection with the merger. These events have also been reported in a form 8-K filed by the Registrant with respect to events occurring August 26, 1996.

	During the third quarter of fiscal 1996, the Company entered into an exclusive marketing agreement with Marquette Medical Systems of Milwaukee, Wisconsin for the distribution of the Traverse Tracking system in acute care hospitals. Under the terms of the agreement, Marquette receives the exclusive rights to distribute and supply the Versus` infrared tracking system for personnel and equipment tracking to acute care hospitals located in the United States. In return, Versus receives a minimum annual commitment to purchase systems per contract year.

        Marquette Medical Systems is a leading designer & manufacturer of medical electronic equipment and clinical information systems for the diagnosis and monitoring of patients requiring critical care. Marquette Medical Systems is also a world market leader in computerized electrocardiographic equipment and related supplies and is also a market leader in sales of systems used for monitoring of vital patient physiological parameters. Marquette Medical Systems had more than $500 million in world wide sales of medical monitoring equipment last year.

        In Part II, Item 5, Other matters of the April 30, 1996 10QSB, the Company noted as a subsequent event, its sale of 425,000 treasury shares to a private investor. These 425,000 treasury shares were retired and 425,000 common shares were issued to a private investor in the third quarter of fiscal 1996.

Item 6 - Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
     Exhibits
   3 ( i ) Certificate of Amendment of Certificate of
           Incorporation.
  99       Press Release regarding Exclusive Marketing
           Agreement with Marquette Electronics, Inc.
(b)   Reports on Form 8-K during the third fiscal quarter:
      Subsequent to the close of the third quarter, a report on form 8K was filed with respect to the acquisition by merger of Olmsted Engineering Co., and the private placement of securities which events occurred on August 26, 1996. The following financial statements will be filed by amendment to the Form 8K: Audited balance sheets, statements of income and cash flows and changes in stockholders` equity for fiscal 1995 for Olmsted Engineering, Co., and pro forma consolidated balance sheet and pro forma consolidated statement of operations for the combined companies for fiscal 1995.

                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    VERSUS TECHNOLOGY, INC.
(Registrant)


 By:GARY T. GAISSER

    Gary T. Gaisser
    President and Chief Executive Officer

 By:DEBRA A. BOYER

    Debra A. Boyer
    Chief Financial Officer and
    Principal Accounting Officer



September 12, 1996