Form 10KSB
period 1996-10-31
VERSUS TECHNOLOGY INC
filed 1997-01-08
CIK 842638

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

       (X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1996

      (  )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                          Commission File No. 0-17500

                            VERSUS TECHNOLOGY, INC.
                (Name of Small Business Issuer in its charter)


      Delaware                                       22-2283745
(State of Incorporation)                (I.R.S. Employer Identification Number)


            2600 Miller Creek Road, Traverse City, Michigan   49684
             (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (616) 946-5868

      Securities registered under Section 12(b) of the Exchange Act:  NONE
         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   (X)      NO  (  )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements included in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The issuer's revenues for its most recent fiscal year were $348,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $23,669,118 as of December 16, 1996.

As of December 16, 1996, the issuer had outstanding 36,529,073 shares of common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                            VERSUS TECHNOLOGY, INC.

                             Index to Form 10-KSB


PART I                                                                                                                          PAGE
                                                                                                                                ----
Item 1    Description of the Business.......................................................................................     3
Item 2    Description of Property...........................................................................................     9
Item 3    Legal Proceedings.................................................................................................     9
Item 4    Submission of Matters to a Vote of Security Holders...............................................................     11

PART II

Item 5    Market for Common Equity and Related Stockholder Matters..........................................................     11
Item 6    Management's Discussion and Analysis or Plan of Operation.........................................................     11
Item 7    Financial Statements..............................................................................................     16
Item 8    Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure........................................................................................................     37

PART III
          Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
Item 9    Act...............................................................................................................     38
Item 10   Executive Compensation............................................................................................     38
Item 11   Security Ownership of Certain Beneficial Owners and Management....................................................     40
Item 12   Certain Relationships and Related Transactions....................................................................     42
Item 13   Exhibits and Reports on Form 8-K..................................................................................     42

Signatures                                                                                                                       44

Exhibit Index                                                                                                                    45

                                     PART I

ITEM 1 - DESCRIPTION OF THE BUSINESS

     (a)  Business Development and Principal Products.

     Versus Technology, Inc. ("Versus" or the "Company") is a Delaware corporation incorporated in October 1988 and was originally formed to be principally engaged in the business of manufacturing and marketing Derived Channel Multiplex ("DCX") alarm systems which used existing telephone lines without the necessity of a dial tone. The Company had also developed a line of cellular alarm transport ("CAT") systems.

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

     In 1994, Versus experienced significant losses which led its Board of Directors to take substantial steps to restructure the Company. The Company implemented a plan to reduce overhead and sell the DCX business. In November 1994, the DCX business was sold and in early January 1995, John Mischak was replaced as President and Chief Executive Officer. The Board appointed Gary T. Gaisser as President and Chief Executive Officer, who was then the President of Olmsted Engineering Co. ("Olmsted"), the Company's principal development consultant in the area of IR Tracking. In September 1995, the Company's employment levels and other expenses were sharply reduced, and the business headquarters were relocated from Trenton, New Jersey to Traverse City, Michigan, the principal executive offices of Olmsted.

     On September 29, 1995, the Company completed a private placement of 14,674,917 shares of its common stock to accredited investors at $0.20 per share. After payment of bridge loans, the net proceeds of $2,428,000 were used to develop the IR Tracking business and for general operating expenses.

     On August 26, 1996, the Company completed a private placement of 11,335,000 shares of its common stock at $.50 per share, with net proceeds totaling approximately $5,201,000. The proceeds will be used for working capital and further development of the IR Tracking technology. Concurrent with this private placement, the Company acquired Olmsted in exchange for 6,379,889 shares of Versus common stock, plus cash of $65,000, amounting to a purchase price of $3,255,000, net of related costs.

     Olmsted, a wholly-owned subsidiary of Versus, will continue to do business under the Olmsted Engineering Co. name. The Company and its Board of Directors believe this acquisition was critical to the continued development and success of the IR Tracking system due to the long-term business relationships that had been developed over the years, the solid name recognition of Olmsted in the industry and the knowledge Olmsted gained as a consultant to the Company when developing the IR Tracking system.

     The Company currently operates in two business segments: security; and systems design and engineering. The Company's IR Tracking system and cellular line products constitute its security business and the systems design and engineering business incorporates Olmsted's line of business. Olmsted has been in business for nearly 20 years and is a recognized name in a narrow segment of the complex machining market. Its trademark product, ACU.CARV, a family of Computer Aided Manufacturing software programs, has enjoyed considerable success in the precision machining industry. ACU.CARV, along with other similar products, will continue to be sold and maintained under the Olmsted name.

     In addition to the continuing Olmsted business, the Company's primary focus will be directed to the development and expansion of IR Tracking systems. These systems permit the instantaneous identification and tracking of the location of people and equipment, can be used to control access, and permit instantaneous two-way communication. The Company believes that this technology will have a wide range of applications. The first market being addressed by the Company is the health care industry. Near term enhancement and expansion of this technology that will permit the transmission of increased data is also underway. The system is based on the Company's patented proprietary technology involving the transmission and reception of infrared light for use in tracking multiple subjects in several areas. Several demonstration systems were put into place over the past year and have been operating with high levels of customer satisfaction. In fiscal year 1996, the Company's sales of IR Tracking systems totaled $89,000. See Section 6 of Item 1, and Item 6, for a discussion of an exclusive marketing agreement with a large medical equipment supplier that should significantly increase sales in the coming fiscal year.

     The Company also manufactures and distributes a number of cellular products for data transmission and cellular alarm transport. The Company's products can handle the sending of alert notices, such as alarm reporting for fire, burglar, health, security and other alert communication requirements. The Company's CAT products manufacturing began in late 1993. However, a large portion of the CAT products have since been discontinued due to the settlement of a patent infringement suit in the fourth quarter of the 1995 fiscal year.

  (b)  Business of the Issuer

      (1)  Principal Products and Services

Security Segment

  Infrared Security System and Technology ("IR Tracking")

     The Company's infrared security system is the primary product of the Company. This technology was acquired in fiscal 1993. With the assistance of Olmsted, functioning in a consulting capacity, this technology was further developed and enhanced. This IR Tracking system can be used to monitor and locate people and equipment and/or to control access to secured areas. The system consists of compact badges, sensors and receivers and a central processing computer. Badges can be attached to people and equipment. Each badge transmits a unique identifying code and up to sixteen status codes. Sensors and receivers, inconspicuously located in each room or zone, receive and validate transmitted signals and send them to the central processing computer. The central processing computer operates on the signals from the receivers. It locates each badge, determines its status (i.e., condition, environment, etc.) and provides users with a graphical display locating people and equipment. Other programmable features include directed pages, telephone call forwarding, equipment usage logs, and door openings and closings. In addition, two way communication is possible. The system is based on the Company's patented proprietary technology involving the transmission and reception of infrared light for use in tracking multiple subjects in several areas.

  Cellular Alarm Transport ("CAT")

     The principal function of the Company's CAT products is to provide a connected alarm panel with a communication pathway through the cellular communications network. The cellular communications network is functionally identical to the switched telephone network (land line) service commonly employed in alarm monitoring. Additionally, the Company's cellular alarm products provide security reporting protection in applications where land line based security is not feasible or practical. Generally, the CAT is used as a cellular backup alarm product, in which alarm messages are transmitted over the cellular network to a telephone switch network used by the alarm monitoring agency to receive such data and signals. The Company's cellular product is comprised of a cellular radio transceiver and an interface printed wiring assembly mounted within a steel enclosure.

Systems Design and Engineering Segment

     As discussed earlier, the Company's acquisition of Olmsted added this line of business. Under the Olmsted name, the Company sells and maintains the ACU.CARV product line which consists of a wide range of manufacturing solutions including software, hardware, support and shop floor communications networks. ACU.CARV is an integrated family of Computer Aided Manufacturing (CAM) software programs used to operate computer numerically controlled machines, mainly in the mold, die and pattern making industries. ACU.CARV's focus is to allow the end user to machine efficiently and economically. The ACU.CARV family of products provides instructions to control the movement of a stationary robot. This is a mature product line with a wide range of existing applications and provides the basis for future product development. Application areas include:


       -    Milling
       -    Wire EDM (Electronic Discharge Machining)
       -    Turning
       -    CAD/CAM (Computer Aided Design/Computer Aided Manufacturing)
       -    Programming services
       -    DNC (Direct Numerical Control)
       -    Design


     Olmsted is an Autodesk registered developer which gives it access to the AutoCad (the largest CAD system in the world) dealer network. This network allows access to over 600,000 architects and contractors worldwide with a product that will help create a floor plan layout for the sensory net, which, as discussed below, is the backbone of the Versus IR Tracking system.

     In addition to revenues from the sale of ACU.CARV products, the Company also receives monthly maintenance and enhancement fees from the customer who, in turn, receives technical support and semi-annual update releases.

     Olmsted also provides a programming service, hardware and software integration, complete turn-key systems and contract software consulting and development.

     Underlying Olmsted's ACU.CARV software programs and other programming capabilities is a "source code" library which consists of approximately five million lines of code containing the underlying algorithms from which software products are generated. The Company's IR Tracking system was based on developments taken from this source code library during the time in which Olmsted was performing consulting services for the Company. The Company believed that it was critical to the future of its IR Tracking system product line that it have continued access to this source code library along with Olmsted's developed engineering staff. The acquisition of Olmsted ensures this continuity and provides the Company with a competitive advantage equivalent to much larger corporations.

      (2)  Marketing and Distribution

Infrared Security System and Technology

     Prior to its acquisition by the Company in 1993, this infrared security product had been sold and installed in three working environments, all in the health care industry. Additionally, two demonstration systems were sold for use in governmental high security facilities. Enhancements made to this technology over the past year will permit the transmission of increased data. Currently, the health care market is primarily targeted for penetration due to the technology's initial success there, and the existing interest that has developed. At present, the Company has entered into an exclusive marketing agreement with Marquette Electronics, Inc., a major medical equipment supplier relating to the tracking of heart monitor equipment, as further discussed in
Section 6 of Item 1. In addition to the health care market, applications being explored include high security facilities (military, governmental, etc.), correctional institutions (prisons, house arrest monitoring programs, etc.) and commercial security (visitor tracking, institutional access control, etc.).

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

Systems Design and Engineering Segment

     The ACU.CARV product line is marketed to both existing users of the products and potential new customers through direct sales efforts. Most of the revenues from these products consist of recurring maintenance and enhancement fees.

      (3)  New Products or Services

     During fiscal 1995 the Company formally introduced its IR Tracking system, currently marketed primarily to the health care industry. Additional enhancements have been made to the IR Tracking system during the past year to permit the transmission of increased data and thereby accommodate a larger number of customers.

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

     While competition is extensive in the overall CAD/CAM market, competition within Olmsted's relatively narrow market is more limited due to serving a specialized and highly technical niche group. As discussed earlier, Olmsted is considered a very well-respected name in this market. Management believes this market is mature and no significant changes are expected to occur over the next 10-15 years.

     In each of its markets, the Company seeks to compete primarily on the basis of the technological features of its products, their cost effectiveness, system performance, field experience and service support.

      (5)  Sources and Availability of Raw Materials

     The Company's manufacturing operations for the IR Tracking systems and remaining cellular products consist primarily of the assembly and testing of final products and subassemblies purchased from other manufacturers. The Company performs quality tests and checks on components and subassemblies at various stages of manufacturing. Finished products are thoroughly tested for all functions.

     Olmsted's business in not dependent upon the availability of raw materials.

     In fiscal year 1996, the Company purchased over 40% of its inventory requirements from one supplier. This percentage is expected to decrease in the future based on the anticipated sales product mix and the integration of Olmsted for an entire year. Generally, there are multiple suppliers available for most components purchased by the Company.

      (6)  Material Customers

     Approximately 30% of the Company's revenues for the fiscal year ended October 31, 1996 were attributable to software sales and maintenance and enhancement fees from Olmsted's business since the August 1996 acquisition. These revenues resulted from a large number of customers, none of which are considered to be a material customer. The remaining revenues were derived from the security business segment, and although none of the sales by individual customer were material, there were sales to a customer that has recently signed an exclusive marketing contract with the Company, as described in the following paragraph. Revenues in the 1995 fiscal year were substantially all from the Company's ten largest customers.

     In July 1996, the Company entered into an Exclusive Marketing Agreement (the "Agreement") with Marquette Electronics, Inc. ("Marquette"), which gives Marquette exclusive marketing rights to sell the IR Tracking system to any acute-care hospital in the United States. This agreement obligates Marquette to purchase over a three-year period a certain number of systems primarily to track the location of heart monitor equipment, and can be modified or terminated by either party prior to the beginning of the second and third contract years. This agreement is expected to result in significantly more sales in the coming fiscal year and will be a key determining factor in the initial success of the IR Tracking system. There can be no assurance the agreement will not be terminated by Marquette, however, management currently has no reason to believe that the agreement will be modified or terminated to the detriment of the Company.

     The Company generally does not offer extended payment terms to its customers and normally adheres to its warranty policy of 90 days, except for the Marquette agreement mentioned above in which the Company has a limited liability warranty on its product for one year from the date of acceptance or installation, whichever comes first. Consistent with industry practice, the Company maintains inventory of both components and finished products that it believes to be sufficient to satisfy foreseeable short-term customer requirements.

     At October 31, 1996, the Company had approximately $98,000 of IR Tracking system orders on hand.

     No material portion of the business of the Company is seasonal. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

     During the last two years, inflation has not had any significant impact on the Company's business.

      (7)  Patents, Trademarks, Licenses and Franchises

     The Company holds several United States patents and/or trademarks covering IR Tracking technologies, ACU.CARV software products and certain cellular technologies. The Company also holds patents in other countries for these products.

     As a result of patent infringement litigation settled in fiscal 1995, the Company has agreed to cease production and marketing of certain cellular products, and accordingly, wrote off the remaining unamortized cost of these patents during the year ended October 31, 1995.

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

     In August 1995, the Company granted a security interest in essentially all its patents and intellectual properties to a law firm, which was at that time the Company's legal counsel, to secure payment of fees billed by that firm.
The firm has asserted that they are entitled to monthly payments in fiscal year 1996 and a balloon payment on January 1, 1997. The Company has disputed these fees, as well as the validity of the note and grant of the security interest. The Company has attempted to negotiate an accord, but presently expects it will need to engage in litigation with its former law firm to resolve the dispute.

      (8)  Government Approvals

     The Company's IR Tracking systems technology and its Olmsted product lines do not require government approvals. The Company's CAT products are registered under FCC regulations and comply with all relevant FCC regulations for commercial and residential premises.

      (9)  Government Regulation

     The Company does not believe that existing or reasonably foreseeable governmental regulations will have a material adverse effect upon the Company's business.

      (10) Research and Development

     The Company's expenditures for research and development during fiscal 1996 were $432,000. This compares with $957,000 which was expended during fiscal 1995. In both years, the expenditures were primarily in connection with Olmsted's previous consulting contract to complete development of the IR Tracking systems with Versus prior to the August 1996 acquisition. To the extent it can afford to do so, the Company intends to continue to fund research and development expenditures to maintain and enhance its technological position.

      (11) Environmental Compliance

     Compliance with Federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment should not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 1997) or the succeeding fiscal year (fiscal 1998).

      (12) Number of Employees

     At October 31, 1996, after the acquisition of Olmsted and expansion of the business, the Company had 31 full-time employees. Of its full-time employees, 13 were engaged in systems design and engineering relating to both business segments, 13 in marketing, sales and sales administration, and 5 in management and administration.

     None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced any labor disruptions or work stoppages, and considers its employee relations to be good.

ITEM 2 -  DESCRIPTION OF PROPERTY

     In December 1996, the Company moved its principal operating facilities to a building that is owned by Traverse Software Investment, LLC ("TSI"), a limited liability company controlled by Gary T. Gaisser, the President and Chief Executive Officer of the Company. Versus and Olmsted are obligated under two separate five-year lease agreements, which require aggregate total annual rents of $111,000, increasing 4% annually after the first year.

ITEM 3 -  LEGAL PROCEEDINGS

     The following is a summary of the material litigation in which the Company is currently engaged, or which was settled, during the fourth quarter of 1996:

      1.   Versus Technology, Inc. v. Satellite 2000 Corporation and
           Charlie Barnum.

           Complaint Filed:  November 1, 1993
           Court: United States District Court for the Middle District of Florida, Orlando Division
           Civil Action No.: 93-970-CIV-ORL-22
           Principal Parties: Plaintiff, Versus Technology, Inc.; Defendants,
              Satellite 2000 Corporation, Charlie Barnum

     Versus has charged Satellite 2000 (a corporation) and Charlie Barnum (an individual) with infringement of three of its patents directed to the Versus cellular technology. Satellite 2000 Corporation has executed a consent decree, which has been entered by the court, admitting validity and infringement of those patents. In addition, the Company has sought to enter a default judgment against Charlie Barnum, holding Mr. Barnum liable for patent infringement of the three Versus patents-in-suit, infringement of Versus copyrights, infringement of Versus trademarks, and for unfair competition and trade libel. A preliminary injunction was issued against Mr. Barnum to prevent him from continuing to engage in acts of unfair competition against Versus.

     Versus cannot predict whether all or any of the sums it seeks from the defendants are recoverable or collectable. Therefore, Versus is seeking to restructure its expenditures on this litigation and may seek to dismiss this litigation in the future.

      2.   Special Situations Fund III, L.P. v. Versus Technology, Inc.

           Complaint filed: September 27, 1994
           Court: Supreme Court of the State of New York
           Index No.: 127519/94
           Principal Parties: Plaintiff, Special Situations Fund III, L.P.;
               Defendants, Versus Technology, Inc.

     Special Situations Fund III, L.P. ("Special Situations") filed a complaint alleging that Versus allowed 300,000 warrants to expire which the Fund held, and that the Fund was damaged by the warrants' expiration. Special Situations also alleged that the Company breached the Warrant Agreement pursuant to which the warrants were issued to Special Situations, and claims that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the Warrant Agreement. A judgment against the Company for $195,000, which has now been satisfied, was entered by the trial court and upheld on appeal.

      3.   Calvert et al v. Olmsted Engineering Co. et al

           Complaint filed:  May, 1996
           Court:  Grand Traverse County, Michigan Circuit Court
           Civil Action No.: 96-14861-CZ
           Principal Parties:  Plaintiffs, Richard E. Calvert, H. Terry Snowday,
               Jr., Michael and Stephanie Calvert, Thomas and Ida Calvert, and Bank of Alma, as Trustee for Richard E. Calvert; Defendants, Olmsted Engineering Co. and Gary T. Gaisser.

     A suit was filed against Olmsted and its Chairman alleging that in connection with a private offering of Olmsted common stock in 1994 Olmsted and its Chairman breached an oral promise that the holders of Olmsted preferred stock would cancel their preferred stock in consideration of the Plaintiffs' investment in Olmsted. Subsequent to year-end, a settlement agreement was reached, and the suit currently awaits dismissal by the Court.

      4.   Theodore London et al v. Versus Technology, Inc.

           Complaint filed: November, 1996
           Court:  Supreme Court of the State of New York
           Index No.:  96-120758
           Principal Parties: Plaintiff, Theodore London, purportedly on behalf of himself and others similarly situated; Defendant, Versus Technology, Inc.

     Plaintiff alleges that Versus allowed certain warrants to expire which the Plaintiff held and that the Plaintiff was damaged by the warrants' expiration. Plaintiff also alleges that the Company breached the Warrant Agreement pursuant to which the warrants were issued to Plaintiff and claims that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the Warrant Agreement. The sole named Plaintiff alleges this action should be tried as a class action, and alleges he is an appropriate representative of the class. Plaintiff further alleges his claims are substantially identical to the claims made by the plaintiff in the

Special Situations Fund III litigation discussed above, which involved only 300,000 of the 2,233,800 Class A warrants at issue. Apparently, the plaintiff believes the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company had for the 300,000 warrants relating to the Special Situations Fund III litigation. The Company disputes the material allegations of the Complaint and intends to vigorously defend itself against this matter.


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to the vote of security holders during the fourth quarter of the fiscal year 1996.


                                    PART II

ITEM 5 -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Previously the Company's common stock was traded over the counter on NASDAQ under the trading symbol "VSTI." Such securities are not currently listed, as the Company for a period of time did not meet the balance sheet requirement of NASD. At present, the Company does not meet the NASD's minimum per-share price requirements for new listings and therefore has not been relisted. The Company intends to apply for NASDAQ relisting of its common stock as soon as all of the NASD requirements are again met. The common stock is traded over the counter by several market makers through the NASDAQ Bulletin Board.

     The price ranges presented below represent the high and low bid prices of the Company's Common Stock during each quarter. Quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.



                           1996          1995
Fiscal Quarter Ended:   High    Low   High   Low
                       ------  -----  -----  ---
January 31             17/32    3/8    7/8   3/8
April 30                7/8     3/8    3/8   1/4
July 31                29/32   21/32  9/16   1/4
October 31             1-1/16  21/32  17/32  3/8

     As of December 16, 1996, the Company had 1,835 shareholders of record of its common stock and the average of the bid and asked prices was 13/16.

     To date, the Company has not declared or paid any dividends with respect to its common stock, and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the common stock in the foreseeable future.

     The Company's Class A warrants, as last extended by the Board of Directors, expired on February 15, 1996.


ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis focuses on the significant factors which affected the Company's consolidated financial statements during fiscal year 1996, with comparisons to fiscal 1995 where appropriate. It also discusses the Company's liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-KSB.

     The following table sets forth selected financial data for the Company for the past two fiscal years:


(in thousands except per share amounts)

Year Ended October 31,                        1996             1995
---------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales                                   $   348           $   989
Net loss                                     (2,006)           (2,497)
Net loss per common share                      (.09)             (.46)

Weighted average number of common
  shares outstanding                         21,860             5,450

BALANCE SHEET DATA:

Working capital                             $ 4,076           $ 1,157
Total assets                                  8,787             2,435
Total liabilities                             1,266             1,361
Shareholders' equity                          7,521             1,074


OPERATING RESULTS

     During fiscal 1996, the Company experienced a net loss of $2,006,000 compared to a net loss of $2,497,000 for 1995. As discussed in more detail below, the 1996 loss is primarily attributable to low sales levels, combined with relatively high operating expenses, experienced as the Company transitioned to its new product line, IR Tracking systems. Net loss per share decreased from $.46 in 1995 to $.09 in 1996. As indicated by the increased weighted average number of shares disclosed above, these per share numbers were significantly impacted by the significant number of additional shares issued during 1996 and 1995. Outstanding shares at October 31, 1996 totaled 36,543,573. This higher level of outstanding shares will affect future per share calculations.

     On August 26, 1996, the Company acquired Olmsted Engineering Co. (Olmsted) in exchange for 6,379,889 shares of the Company's common stock, valued for accounting purposes at $.50 per share, and cash of $65,000, resulting in a total purchase price of $3,255,000. For accounting purposes, the price of the acquisition was determined based upon a contemporaneous sale of restricted common stock at $.50 per share. Olmsted's operating results have been included in the consolidated results of operations since the date of acquisition and, as such, did not have a significant impact on results for the year. Olmsted has served as the Company's research and development consultant since 1994. The Company and its Board of Directors believe the acquisition was critical to the continued development and success of the IR Tracking system due to the long-term business relationships that have been developed by Olmsted over the years, the solid name recognition of Olmsted in the industry and the knowledge Olmsted gained as a consultant to the Company when developing the IR Tracking system.

     Net sales for fiscal 1996 were $348,000 or 65% below net sales of $989,000 reported for fiscal 1995. This decrease of $641,000 resulted primarily from the sale of the DCX product line in fiscal 1995 and to the discontinuance of sales of certain cellular products during fiscal 1996. Net sales related to cellular products and services were approximately $157,000 in fiscal 1996, down approximately $598,000 or 79% from $755,000 reported in fiscal 1995. Net sales attributable to the DCX product line in 1995, prior to its sale, amounted to approximately $586,000. The remaining 1996 security segment sales, amounting to $89,000, were IR Tracking system sales. Fiscal year 1996 net sales also include approximately $102,000 from sales of software and related services by the Company's subsidiary, Olmsted Engineering Co. ("Olmsted"), which was acquired by the Company in August 1996. This net sales amount represented Olmsted's net sales from the acquisition date through year end. Had all Olmsted net sales for the twelve months ended October 31, 1996, except intercompany sales to Versus, been included in 1996 net sales, total Olmsted net sales would have been approximately $522,000.

     The Company has continued development of its infrared products during fiscal 1996, focusing primarily upon infrared tracking systems which the Company intends initially to market to the health care markets. The Company began marketing infrared personnel/equipment tracking systems to health care providers nationally in November 1996 under its marketing arrangement with Marquette Electronics, Inc., as discussed below.

     Cost of sales as a percentage of net sales for fiscal 1996 increased to 65% from 51% in fiscal 1995. This increase is primarily due to temporary changes in product mix concentrations in fiscal 1996. Cost of sales of infrared product lines, as a percentage of net sales, are expected to be significantly lower than total cost of sales as a percentage of net sales as reported for fiscal 1996. Similarly, cost of sales of software and related services of Olmsted are expected to be significantly less as a percentage of sales.

     Selling, general and administrative expenses were reduced in fiscal 1996 by approximately $420,000 or 22% from fiscal 1995. The decrease was primarily due to the Company's continued downsizing of its sales, marketing and other administrative functions during 1996 while it was preparing for market introduction of its infrared tracking systems in November of 1996. Research and development expenditures similarly were reduced by approximately $525,000 or 55% from fiscal 1995. That reduction was primarily the result of the Company's completion of research and development associated with its existing infrared tracking system product lines. Litigation defense costs, settlements and judgments were reduced in fiscal 1996 by approximately $701,000 from fiscal 1995, largely as a result of the settlement of pending litigation in August 1995. Substantially all costs associated with that pending litigation were expensed by the Company in fiscal 1995.

      Interest income increased to $73,000 in fiscal 1996 from $17,000 in fiscal 1995, primarily due to the deposit of proceeds from the Company's private placement of its common stock into interest bearing accounts in late fiscal 1996. Interest expense increased to $49,000 in fiscal 1996 from $19,000 in fiscal 1995. This increase is primarily attributable to notes payable executed by the Company in August 1995, which mature in January 1997. The reduction of $815,000 of other income in fiscal 1996 from fiscal 1995 is due primarily to the recognition in fiscal 1995 of the last installment of deferred gain associated with the sale of a Company subsidiary in 1992, amounting to $365,000, and the gain associated with the sale of the DCX product line in the amount of $424,000.

     For federal income tax purposes, the Company is in a net operating loss carryforward position. As disclosed in more detail in Note 6 to the consolidated financial statements, realization of gross deferred income tax assets at October 31, 1996 is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards and such loss carryforwards are subject to certain tax law limitations. By recording a 100% valuation allowance against its gross deferred income tax assets, the Company has not reflected the net operating loss carryforward amounts or other deferred income tax assets in its consolidated financial statements at October 31, 1996. In addition, no income tax benefit was recorded relating to the 1996 operating loss.

     The Company is now positioned to begin aggressively marketing infrared tracking systems to health care providers, beginning in early fiscal 1997, both through its direct marketing efforts and its Exclusive Marketing Agreement with Marquette Electronics, Inc. This Agreement gives Marquette exclusive marketing rights to sell the IR Tracking system to any acute-care hospital in the United States. It also obligates Marquette to purchase a certain number of systems over a three-year period (10 systems through June 29, 1997, 100 systems from June 30, 1997 through June 29, 1998 and 200 systems from June 30, 1998 through June 29, 1999) to primarily track the location of heart monitor equipment, and can be modified or terminated by either party prior to the beginning of the second and third contract years. This Agreement is expected to result in significantly more sales during fiscal 1997 and will be a key determining factor for the initial success of the IR Tracking system. There can be no assurance the agreement will not be terminated by Marquette, however, management currently has no reason to believe that the agreement will be modified or terminated to the detriment of the Company.

     Longer term, the Company also intends to market its infrared tracking products directly to financial institutions, governmental entities, professional services providers, correctional facilities and manufacturing markets. Additionally, the Company intends to continue marketing software and related services through Olmsted. Lastly, the Company has retained two relatively small product groups from the cellular era in the area of backup and mobile security. However, these cellular products are not expected to constitute a significant part of the Company's revenues in the future relative to infrared sales.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1996, the Company relied primarily on cash proceeds generated from private placements of its common stock in September 1995 and again in August 1996. Those two private placement offerings generated net proceeds to the Company of approximately $2.7 million and $5.2 million, respectively. The cash balances at October 31, 1996 resulted from the proceeds of the most recent private placement offering. The Company believes the combination of these cash balances, the cash expected to be generated during fiscal 1997 from the market introduction of its infrared tracking systems, and continued sales of software and related services, should be sufficient to meet projected cash needs over the next twelve months.

SIGNIFICANT LIQUIDITY FACTORS:

                                              October 31,
                                              -----------
                                             1996      1995
                                             ----      ----
               Current ratio                 4.2:1     2.1:1
               Quick ratio                   4.0:1     2.0:1

NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The new statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, the loss should be recognized in the statement of operations and certain disclosures regarding the impairment should be made in the financial statements. SFAS No. 121 is required to be adopted by the Company beginning November 1, 1996. The Company does not expect the adoption of SFAS No. 121 to have a material impact on the Company's financial position or results of operations.

In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method to record compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. The Company is required to adopt SFAS No. 123 prospectively beginning November 1, 1996. Management intends to continue to account for its stock option plans in accordance with APB Opinion No. 25 and provide supplemental disclosures as required by SFAS No. 123, beginning in 1997.

ITEM 7 - FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements




Consolidated Financial Statements:                                               Page
----------------------------------                                               ----
Successor Independent Auditors' Report                                            17

Predecessor Independent Auditors' Report                                          18

Consolidated Balance Sheets as of October 31, 1996 and 1995                       19

Consolidated Statements of Operations for the years ended October 31, 1996
and 1995                                                                          21

Consolidated Statements of Shareholders' Equity for the years ended October 31,
1996 and 1995                                                                     22

Consolidated Statements of Cash Flows for the years ended October 31, 1996
and 1995                                                                          23

Notes to Consolidated Financial Statements                                        24

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Versus Technology, Inc. and Subsidiary

We have audited the consolidated balance sheet of Versus Technology, Inc. and subsidiary as of October 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versus Technology, Inc. and subsidiary at October 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP

Grand Rapids, Michigan
December 9, 1996

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Versus Technology, Inc.

We have audited the balance sheet of Versus Technology, Inc. as of October 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Versus Technology, Inc. as of October 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





/s/ KPMG Peat Marwick LLP
-------------------------
KPMG Peat Marwick LLP

Princeton, New Jersey
February 9, 1996, except as to Note 2
  which is as of December 9, 1996

                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           October 31, 1996 and 1995

--------------------------------------------------------------------------------


                                                                  October 31,
                                                                1996            1995
                                                          --------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $4,931,000      $1,998,000
  Accounts receivable (net of allowance for doubtful
   accounts of $53,000 and $25,000)                          154,000          88,000
  Notes receivable, net (Note 4)                              32,000               -
  Inventories - purchased parts and assemblies               145,000          11,000
  Prepaid expenses and other assets                           80,000          82,000
                                                          --------------------------
TOTAL CURRENT ASSETS                                       5,342,000       2,179,000
                                                          --------------------------
NOTES RECEIVABLE, net (Note 4)                                19,000               -
                                                          --------------------------
PROPERTY AND EQUIPMENT
  Machinery, equipment and vehicles                          293,000         114,000
  Furniture and fixtures                                      47,000          25,000
  Leasehold improvements                                      85,000               -
                                                          --------------------------
                                                             425,000         139,000
  Less accumulated depreciation                              155,000         136,000
                                                          --------------------------
NET PROPERTY AND EQUIPMENT                                   270,000           3,000
                                                          --------------------------
SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $12,000                                    588,000               -

GOODWILL, net of accumulated amortization of $26,000       2,313,000               -

PATENTS AND OTHER INTANGIBLE ASSETS, net of
accumulated amortization of $170,000 and $112,000
(Note 5)                                                     255,000         253,000
                                                          --------------------------
                                                          $8,787,000      $2,435,000
                                                          ==========================

--------------------------------------------------------------------------------


                                                                        October 31,
                                                                     1996            1995
                                                               -----------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable (Note 5)                                    $   748,000       $   508,000
  Accrued expenses                                                 135,000           395,000
  Deferred revenue - customer advance payments                      16,000             9,000
  Note payable, current portion (Note 5)                           367,000           110,000
                                                               -----------------------------
TOTAL CURRENT LIABILITIES                                        1,266,000         1,022,000

NOTE PAYABLE, less current portion (Note 5)                              -           339,000
                                                               -----------------------------

TOTAL LIABILITIES                                                1,266,000         1,361,000
                                                               -----------------------------

COMMITMENTS AND CONTINGENCIES (Notes 7, 9 and 10)

SHAREHOLDERS' EQUITY (Notes 2, 3, 5 and 8)
  Common stock, $.01 par value; 50,000,000 and
   25,000,000 shares authorized; 36,543,573 and
   18,910,697 shares issued and outstanding                        366,000           190,000
  Additional paid-in capital                                    31,910,000        23,410,000
  Accumulated deficit                                          (24,532,000)      (22,526,000)
  Unearned compensation (Note 8)                                  (223,000)                -
                                                               -----------------------------

TOTAL SHAREHOLDERS' EQUITY                                       7,521,000         1,074,000
                                                               -----------------------------
                                                               $ 8,787,000       $ 2,435,000
                                                               =============================

     See accompanying notes to consolidated financial statements.

                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended October 31, 1996 and 1995

================================================================================




                                                                Year ended October 31,
                                                               1996                  1995
                                                    --------------------------------------
NET SALES (Note 12)                                    $     348,000         $     989,000

COST OF SALES                                                225,000               500,000
                                                     -------------------------------------
GROSS PROFIT                                                 123,000               489,000
                                                     -------------------------------------
OPERATING EXPENSES
  Research and development (Note 9)                          432,000               957,000
  Selling, general and administrative (Note 9)             1,526,000             1,946,000
  Litigation defense costs, settlements and
    judgments (Note 7)                                       195,000               896,000
                                                      ------------------------------------
                                                           2,153,000             3,799,000
                                                      ------------------------------------
LOSS FROM OPERATIONS                                      (2,030,000)           (3,310,000)
                                                      ------------------------------------
OTHER INCOME (EXPENSE)
  Interest income                                             73,000                17,000
  Interest expense (Note 5)                                  (49,000)              (19,000)
  Gain on sale of subsidiary and sale of
    product line (Note 3)                                          -               789,000
  Other, net                                                       -                26,000
                                                       -----------------------------------
                                                              24,000               813,000
                                                       -----------------------------------
NET LOSS                                               $  (2,006,000)        $  (2,497,000)
                                                       ===================================
NET LOSS PER SHARE                                     $        (.09)        $        (.46)
                                                       ===================================

     See accompanying notes to consolidated financial statements.

                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the years ended October 31, 1996 and 1995

================================================================================


                                                                  Additional                           Unearned
                                                                     Paid-in       Accumulated     Compensation
                                       Shares        Amount          Capital           Deficit         (Note 8)             Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, November 1, 1994           4,160,780    $   42,000    $  20,834,000    $  (20,029,000)     $         -     $     847,000
Sale of common stock, net
  of issuance costs (Note 8)       14,674,917       147,000        2,539,000                 -                -         2,686,000
Directors fees (Note 8)                75,000         1,000           37,000                 -                -            38,000
Net loss                                    -             -                -        (2,497,000)               -        (2,497,000)
                                   ----------------------------------------------------------------------------------------------
BALANCE, October 31, 1995          18,910,697       190,000       23,410,000       (22,526,000)               -         1,074,000
Sale of common stock, net
  of issuance costs (Note 8)       11,335,000       113,000        5,088,000                 -                -         5,201,000
Sale of common stock to
  shareholder (Note 8)                425,000         4,000          155,000                 -                -           159,000
Shares issued in
  acquisition of Olmsted
  Engineering Co., net of
  dissenting shares (Note 3)        6,379,889        64,000        3,126,000                 -                -         3,190,000
Shares issued for restricted
  stock bonus plan  (Note 8)          253,467         3,000          223,000                 -         (223,000)            3,000
Extinguishment of demand
  note payable through issuance
  of common stock  (Note 5)           174,408         1,000           86,000                 -                -            87,000
Repurchase and retirement of
  shares                             (934,888)       (9,000)        (178,000)                -                -          (187,000)
Net loss                                    -             -                -        (2,006,000)               -        (2,006,000)
                                   ----------------------------------------------------------------------------------------------
BALANCE, October 31, 1996          36,543,573    $  366,000    $  31,910,000    $  (24,532,000)    $   (223,000)    $   7,521,000
                                   ==============================================================================================

     See accompanying notes to consolidated financial statements.

                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended October 31, 1996 and 1995
================================================================================



                                                                           October 31,
                                                                      1996                    1995
                                                                -------------------------------------
OPERATING ACTIVITIES
 Net loss                                                      $  (2,006,000)          $  (2,497,000)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                        32,000                 121,000
  Amortization of intangibles                                         96,000                 124,000
  Loss on disposal of assets                                               -                 260,000
  Gain on sale of subsidiary                                               -                (365,000)
  Gain on sale of product line                                             -                (424,000)
  Directors' compensation expense                                          -                  38,000
  Changes in operating assets and liabilities, net of
    effects of 1996 purchase of Olmsted Engineering Co.:
    Accounts receivable, net                                          45,000                 288,000
    Inventories                                                     (132,000)                284,000
    Prepaid expenses and other current assets                          7,000                 (32,000)
    Accounts payable                                                 194,000                (240,000)
    Accrued expenses                                                (293,000)                 20,000
    Deferred revenues - customer advance payments                      7,000                 (43,000)
                                                              --------------------------------------
Net cash used in operating activities                             (2,050,000)             (2,466,000)
                                                              --------------------------------------
INVESTING ACTIVITIES
  Principal received on note receivable                                2,000                 698,000
  Additions to property and equipment                               (114,000)                (19,000)
  Additions to patents and other intangible assets                   (60,000)                (11,000)
  Proceeds on sale of assets held for sale                                 -               1,293,000
  Cash paid to dissenting shareholders in acquisition of
    Olmsted Engineering Co., net of cash acquired                    (38,000)                      -
                                                              --------------------------------------
Net cash provided by (used in) investing activities                 (210,000)              1,961,000
                                                              --------------------------------------
FINANCING ACTIVITIES
  Payments on obligation under capital lease                               -                  (9,000)
  Payments on note payable                                           (82,000)               (238,000)
  Repurchase of common stock                                         (85,000)                      -
  Sale of common stock                                             5,360,000               2,686,000
                                                              --------------------------------------
Net cash provided by financing activities                          5,193,000               2,439,000
                                                              --------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          2,933,000               1,934,000

CASH AND CASH EQUIVALENTS, at the beginning of the year            1,998,000                  64,000
                                                              --------------------------------------
CASH AND CASH EQUIVALENTS, at the end of the year              $   4,931,000           $   1,998,000
                                                              ======================================

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the year for interest                        $      46,000           $      21,000
                                                              ======================================

     See accompanying notes to consolidated financial statements.

                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the years ended October 31, 1996 and 1995

===============================================================================
1. SUMMARY OF ACCOUNTING POLICIES

   NATURE OF BUSINESS

   Versus Technology, Inc. (Versus) and its wholly-owned subsidiary, Olmsted Engineering Co. (Olmsted), collectively referred to as "the Company," operate in two business segments: security; and systems design and engineering. All Company operations are located in one facility in Traverse City, Michigan.

   Versus develops and markets products using infrared technology for the health care industry and other markets located throughout North America. These products permit the instantaneous identification and tracking of the location of people and equipment, can be used to control access and permit instantaneous two-way communication. Versus also develops, markets and integrates cellular products for the security industry.

   As discussed more fully in Note 3, Versus acquired Olmsted in August
   1996. Olmsted writes and maintains complex software programs for the computer-aided design and computer-aided manufacturing (CAD/CAM) industry. It sells its own software under the ACU.CARV name, resells third party software, and provides systems support services throughout North America.
   It receives monthly maintenance and enhancement fees from customers in order to receive technical support and semi-annual releases. Olmsted also provides software programming services to Versus.

   During 1995, Versus significantly downsized its manufacturing operations, moved its headquarters and principal operating facilities, ceased production and distribution of a significant product line and focused development efforts on infrared product technology. All related costs of this relocation, including the write-down of nonessential property and equipment to net realizable value, were recognized in fiscal year 1995.

   The Company maintains its cash accounts in national banks and does not consider there to be a credit risk arising from cash deposits in excess of federally insured limits. The Company's customer base is diverse and the Company does not believe it has a significant credit risk related to its accounts receivable.

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Versus and the accounts of Olmsted since the date of acquisition. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   REVENUE RECOGNITION

   Revenue from product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. The Company generally offers a 90 day warranty on its products. Costs incurred to service products under warranty, which have not been significant, are charged to operations when incurred.

   Revenue from software product sales is recognized when the related goods are shipped and the obligations of the Company have been satisfied. Revenue from software maintenance and service contracts is recognized pro rata over the life of the individual contracts. Revenue from programming services is recognized as services are provided.

   Revenue from advance payments received from customers is deferred until all revenue recognition criteria are satisfied.

   INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market.

   PROPERTY AND EQUIPMENT

   Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed principally on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the following estimated useful lives:


                    Machinery, equipment and vehicles   3 to 10 years
                    Furniture and fixtures              3 to 10 years
                    Leasehold improvements              5 years

   SOFTWARE DEVELOPMENT COSTS

   Software development costs recorded at October 31, 1996, represent the estimated fair value of Olmsted's ACU.CARV and related software as of the August 1996 acquisition date, less amortization through the fiscal year-end. Amortization is computed on a straight-line base over eight years. With respect to future software development, costs incurred to ready software products for sale from the time that technological feasibility has been established, as evidenced by a detailed working program design, to the time that the product is available for general release to customers will be capitalized. Such capitalized costs will be amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic lives of the products. Costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers will be expensed as incurred.

  PATENTS AND OTHER INTANGIBLE ASSETS

  Patents and trademarks are recorded at cost, less amortization computed on a straight line basis over seven years. Other intangible assets, comprised primarily of supplier royalty agreements, are recorded at cost, less amortization computed on a straight line basis over ten years.

  GOODWILL AND AMORTIZATION

  Goodwill, representing the cost in excess of net assets acquired in the August 1996 acquisition of Olmsted, which was accounted for using the purchase method of accounting, is being amortized on a straight line basis over 15 years. Management periodically reviews goodwill for impairment based upon the projected undiscounted cash flows from operations to which the goodwill relates. Identified impairments will be measured based on the projected discounted cash flows related to those operations. Amortization of $26,000 has been recorded for the year ended October 31, 1996.

  ADVERTISING COSTS

  All advertising costs, amounting to $33,000 and $26,000 for the years ended October 31, 1996 and 1995, respectively, are expensed in the period in which they are incurred.

  INCOME TAXES

  Deferred income taxes are recognized for the future tax consequences attributable to "temporary" differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

  EARNINGS (LOSS) PER  SHARE

  Earnings (loss) per share is based on the weighted average number of shares of common stock outstanding. The Company has not included the effects of options and warrants in its calculation of weighted average shares outstanding due to their anti-dilutive effect. The resulting weighted average shares outstanding were 21,860,076 and 5,450,430 for 1996 and 1995, respectively.

  CASH AND CASH EQUIVALENTS

  The Company considers all investments with original maturities of three months or less to be cash equivalents.

  NEW ACCOUNTING STANDARDS

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, the loss should be recognized in the statement of operations and certain disclosures regarding the impairment should be made in the financial statements. SFAS No. 121 is required to be adopted by the Company beginning November 1, 1996. The Company does not expect the adoption of SFAS No. 121 to have a material impact on the Company's financial position or results of operations.

   In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method to record compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. The Company is required to adopt SFAS No. 123 prospectively beginning November 1, 1996. Management intends to continue to account for its stock option plans in accordance with APB Opinion No. 25 and provide supplemental disclosures as required by SFAS No. 123, beginning in 1997.

2. OPERATIONS AND LIQUIDITY

   Losses incurred during 1996 and accumulated losses to date have had a significant adverse impact on the Company's financial position. During fiscal 1996, the Company relied primarily on cash proceeds generated from private placements of its common stock in September 1995 and again in August 1996. Those two private placement offerings generated net proceeds to the Company of approximately $2.7 million and $5.4 million, respectively. The cash balances at October 31, 1996 resulted from the proceeds of the most recent private placement offering. The Company believes the combination of these cash balances, the cash expected to be generated during fiscal 1997 from the market introduction of its infrared tracking systems, and continued sales of software and related services related to its recent acquisition of Olmsted, should be sufficient to meet projected cash needs over the next twelve months.

3. ACQUISITION AND DISPOSITION

   ACQUISITION

   On August 26, 1996, Versus issued 6,379,889 shares of its common stock, valued for accounting purposes at $.50 per share, and paid $65,000 in cash, in exchange for all of the outstanding common stock and preferred stock of Olmsted Engineering Co. The purchase price amounted to $3,255,000. For accounting purposes, the price of the acquisition was determined based upon a contemporaneous sale of restricted common stock at $.50 per share. Olmsted, which will continue to do business as a wholly-owned subsidiary under the name "Olmsted Engineering Co.," is in the business of developing, marketing and maintaining various software products used primarily in the mold, die and pattern making industries. Prior to the acquisition, the President of Versus owned a majority of all classes of stock of Olmsted. Olmsted has served as a research and development consultant to Versus since 1994 and has leased office space to Versus on a temporary basis since 1995.

   The occurrence of the acquisition was conditioned upon Versus raising at least $4.5 million, net of commissions, through a private placement of its common stock, as discussed in Note 8. On August 26, 1996, the date of the acquisition, Versus sold 11,335,000 shares of its common stock in a private offering to accredited investors at a price of $.50 per share, with proceeds totaling $5,201,000, net of issuance costs.

  The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the acquisition date. The excess of the purchase price over the fair values of the net assets acquired was $2,339,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

  The purchase price was allocated as follows:


          Working capital                         $    145,000
          Property and equipment                       171,000
          Software development costs                   600,000
          Goodwill                                   2,339,000
                                                  ------------
          Total purchase price                    $  3,255,000
                                                  ============

  As of the acquisition date, Olmsted had net operating loss carryforwards for federal income tax purposes amounting to approximately $1,800,000, subject to certain tax law limitations, which expire through 2011, if not previously utilized. As discussed in Note 6, the Company has recorded a 100% valuation allowance relating to the tax effects of these net operating loss carryforwards. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for depreciation based on the fair value of the property and equipment acquired, intercompany transactions, the amortization of intangibles arising from the transaction and the shares issued in the acquisition. The pro forma financial information is not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effected on the assumed dates.



                                                   Pro forma results for
                                                   Year ended October 31,
                                                   1996                1995
                                          ---------------------------------
          Net sales                       $     768,000       $   1,756,000
          Net loss                           (2,168,000)         (2,489,000)
          Net loss per common share                (.08)               (.22)

  Olmsted's operating results have been included in the consolidated statement of operations since the date of acquisition.

  SALE OF MAJORITY-OWNED SUBSIDIARY

  During 1992, the Company completed the sale of all of its capital stock in a wholly-owned subsidiary to a newly-formed organization headed by the management of the former subsidiary. The purchase price was approximately $1,653,000 plus repayment of certain indebtedness from the former subsidiary to the Company.

  The Company realized a net gain from this transaction of approximately $1,129,000. Due to the fact that the purchaser was a highly-leveraged group of investors, the gain was deferred and was recognized ratably as cash was collected. The Company recognized the balance of this deferred gain in the amount of $365,000 during the year ended October 31, 1995.

4. NOTES RECEIVABLE


   The Company has notes receivable of $60,000 in connection with certain sales of software which have been reduced by an allowance for doubtful accounts of $9,000. The notes are due in various payment terms, carry interest at rates ranging from 7.5% to 8.5% and mature at various dates through March 2000.

5. NOTES PAYABLE

   DEMAND NOTE

   As part of the Olmsted acquisition, the Company assumed a liability for a 6% demand note payable to a former Olmsted shareholder. Effective October 30, 1996, the note ($74,745) and accrued interest ($12,459) were settled, at no gain or loss, by the issuance of 174,408 shares of the Company's common stock.

   TERM NOTE

   On August 1, 1995, the Company signed a note payable to one of its law firms for $449,000 as partial payment of fees billed. The note bears interest at a specified bank's prime rate, 8.25% at October 31, 1996, and requires monthly installments of $10,000 each, including interest, commencing on December 1, 1995, with a balloon payment for the remaining balance due on January 1, 1997. The note, amounting to $367,000 at October 31, 1996, is secured by the Company's patents and intellectual property. Approximately $150,000 of additional fees to the same law firm are included in accounts payable at October 31, 1996 and 1995. Management intends to dispute the amount and terms of payment of the remaining unpaid balances. Any adjustment of the unpaid balance will be recognized in the period in which it is made.

6. INCOME TAXES

   Deferred income taxes result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The tax effects of temporary differences that give rise to deferred tax assets at October 31, 1996 and 1995 are as follows:



                                                1996             1995
                                       ------------------------------
   Net operating loss carryforwards    $   6,052,000    $   6,040,000
   Inventory reserves                              -            8,000
   Receivables - allowance for
     doubtful accounts                        21,000           10,000
   Accumulated depreciation                    3,000                -
   Intangible asset amortization               2,000           24,000
   Accruals and reserves                      25,000           62,000
                                       ------------------------------
   Gross deferred income tax assets        6,103,000        6,144,000
   Less valuation allowance               (6,103,000)      (6,144,000)
                                       ------------------------------
   Net deferred income tax assets
     recorded in the consolidated
     financial statements                $         -    $           -
                                       ==============================

  At October 31, 1996, the Company had available net operating loss carryforwards for federal income tax reporting purposes of approximately $17,800,000 which expire through 2011, if not previously utilized.

  The above net operating loss carryfoward amounts include amounts attributable to Olmsted which were carried over to the consolidated group as part of the August 1996 acquisition. State net operating loss carryforwards of Versus attributable to a state in which the Company no longer operates are not included in the October 31, 1996, net operating loss carryforward amounts. The utilization of the total operating loss carryforwards of Versus and Olmsted are subject to limitations under the Internal Revenue Code rules relating to change of ownership.

  Due to the recording of the valuation allowance for deferred income tax assets at October 31, 1996, actual related tax benefits recognized in the future will be reflected as either a reduction of future income tax expense or goodwill related to the acquisition of Olmsted. Those tax benefits will be allocated as follows:


    Income tax benefit that would be reported in the
      consolidated statement of operations as a
      reduction of income tax expense                     $  5,491,000
    Recognized as a reduction of goodwill                      612,000
                                                          ------------
                                                          $  6,103,000
                                                          ============

  Realization of the gross deferred income tax assets is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards and, as discussed above, the loss carryforwards are subject to tax law limitations. In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109, Accounting for Income Taxes, which requires that deferred income tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely than not" that some portion or all of the deferred income tax assets will not be realized. Under the provisions of SFAS No. 109, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years and tax law limitations, as discussed above. While it believes the Company will be profitable in the future, management has concluded that, following the guidance of SFAS No. 109, it is "more likely than not" that these deferred income tax assets will not be realized. The net reduction in the valuation allowance during the year ended October 31, 1996, amounting to $41,000, is attributable to additional losses incurred during the year and the carry over losses of Olmsted relating to the August 1996 acquisition, reduced by the state net operating carryforwards, as discussed above, and an adjustment for the difference between the prior year estimated and actual net operating loss carryforward amount.

  For the years ended October 31, 1996 and 1995, income taxes differed from the amounts computed by applying the federal statutory rate of 34% to losses before income taxes as follows:



                                            1996             1995
                                     ----------------------------
  Computed "expected" tax benefit    $  (682,000)     $  (849,000)
  Increase (decrease) in tax
  resulting from:
    Adjustment to valuation
      allowance for deferred income
      tax assets relating to current
      year losses                        677,000          827,000
    Nondeductible expenses                 5,000           22,000
                                     ----------------------------
                                     $         -      $         -
                                     ============================

7.  COMMITMENTS AND CONTINGENCIES

    EMPLOYMENT CONTRACT

    On July 1, 1996, the Company entered into an employment agreement with its President, which expires on June 30, 2002. The agreement provides for payment of specified compensation amounts and specified fringe benefits during the term of the agreement.

    LITIGATION

    In January 1995, the Company settled litigation pending with a former employee of the Company. As part of the settlement, the employee agreed to forego all his prior stock options, and was issued 100,000 new stock options immediately exercisable at $.50 per share, expiring five years from the date of issuance. The additional costs of the settlement were recognized in the Company's 1995 financial statements.

    A judgment in the amount of approximately $132,000 was entered against the Company in 1995 in connection with a patent infringement suit. This judgment was settled by transferring $121,000 in inventory to the Plaintiff. The remainder of the judgment was settled by an approximate $11,000 payment in 1996. All amounts of the settlements were accrued in the 1995 financial statements. During 1995, in connection with the patent infringement judgment, the Company wrote down all inventory, intangible assets, and fixed assets related to the product line named in the lawsuit to net realizable value.

    A judgment was entered against the Company during 1995 in connection with litigation relating to the exercise of certain warrants. The judgment of approximately $195,000 was accrued in the Company's 1995 financial statements. The judgment was upheld on appeal during 1996 and was paid by the Company plus interest and costs which were not material.

    A suit was filed in November 1996 against the Company alleging that the Company allowed certain warrants to expire which the plaintiff held and that the plaintiff was damaged by the warrants' expiration. The plaintiff also alleges that the Company breached the warrant agreement pursuant to which the warrants were issued to the plaintiff and claims that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the warrant agreement. The sole named plaintiff alleges this action should be tried as a class action, and alleges he is an appropriate representative of the class. The plaintiff further alleges his claims are substantially identical to the claims made by the plaintiff in the litigation discussed in the preceding paragraph, which involved only 300,000 of the 2,233,800 Class A warrants at issue. Apparently, the plaintiff believes the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company had for the 300,000 warrants discussed in the preceding paragraph. Due to the recent filing of this suit, any loss potential is not determinable at this time. However, the Company disputes the material allegations of the complaint and intends to vigorously defend itself against this matter.

    A suit was filed in May 1996 against Olmsted and its Chairman (the current President of the Company) alleging that in connection with a private offering in 1994, Olmsted and its Chairman breached an oral promise allegedly made in connection with the plaintiffs' purchase of common stock. The plaintiffs alleged that Olmsted's Chairman promised that the holders of Olmsted preferred stock would cancel all of their preferred stock in consideration of the plaintiffs' contemplated investment in Olmsted, so that the plaintiffs would own approximately 19% of Olmsted after their investment (and have options to purchase an equal amount of shares). Olmsted and its Chairman denied that any such representation was ever made. Subsequent to year end, a settlement agreement was entered into and the suit was dismissed. The settlement amount, which was not material, was accrued in the 1996 consolidated financial statements.

    Total legal fees and other associated costs incurred in connection with the above settlements amounted to $195,000 and $896,000 during 1996 and 1995, respectively.

8.  SHAREHOLDERS' EQUITY

    STOCK OFFERINGS

    On August 26, 1996, the Company completed a private placement of 11,335,000 restricted shares of common stock concurrently with the Olmsted acquisition discussed in Note 3. The purchase price was $.50 per share. The Company received $5,667,500, less placement agent commissions of approximately $397,000 and other professional fees of approximately $70,000. In addition, the placement agent was granted five-year warrants to purchase 396,725 shares of the Company's common stock at a price of $.50 per share. The proceeds will be used to fund the development and marketing of infrared tracking products and to meet anticipated cash flow needs. These shares also contain certain registration rights which generally include (1) that the investors, as a class, will have the right to demand registration to be implemented by notice to the Company by a 25% interest of the investors of their desire to sell their shares; (2) the right will continue until public sale under Rule 144(k) under the Securities Act of 1933, as amended, and is available to all investors who are not affiliates of the Company (under current rules three years from closing); and (3) during this period, investors will have the right to participate in a public offering by the Company of its shares of common stock, subject to underwriter's cut back.

    During 1996, the Company sold 425,000 shares of common stock to a present shareholder for $.375 per share, which represented the fair value of the common stock at that time.

    On September 29, 1995, the Company completed a private placement of 14,674,917 restricted shares of common stock. The purchase price was $.20 per share. The Company received $2,935,000, less placement agent commissions of approximately $205,000 and other professional fees of $19,000. In addition, the placement agent was granted five-year warrants to purchase 1,027,244 shares of the Company's common stock at a price of $.20 per share. The proceeds were used to repay bridge loan financing extended to the Company, fund completion of development of infrared tracking products, and to meet anticipated cash flow needs. These shares also are subject to certain registration rights which generally are identical to those set forth in the August 26, 1996 registration rights agreement discussed above, except that a majority in interests of shares is required to demand registration under this agreement.

    During 1995, the Company issued 75,000 shares of common stock to its directors in lieu of cash for their annual director fees. The shares were issued at $.50 per share, and the related director fee expense was recognized in the accompanying 1995 financial statements.

    STOCK WARRANTS

    At October 31, 1996, the Company has outstanding warrants in the following amounts exercisable through the following dates:

    1. Warrants to purchase 225,000 shares at an exercise price of $2.05, expiring in September 1998, issued relative to a 1993 private placement;

  2. Warrants to purchase 70,000 shares at an exercise price of $2.05, expiring in September 1998, issued relative to a 1993 private placement;

  3. Warrants to purchase 95,000 shares at an exercise price of $1.00, expiring in September 1999, issued to lenders with respect to a bridge loan extended to the Company in September of 1994;

  4. Warrants to purchase 200,000 shares at an exercise price of $0.50, expiring in June 2000, issued to lenders with respect to a bridge loan extended to the Company in July of 1995;

  5. Warrants to purchase 1,027,244 shares at an exercise price of $0.20, expiring in September 2000, issued to the private placement agent in September 1995; and

  6. Warrants to purchase 396,725 shares at an exercise price of $.50, expiring in August 2001, issued to the private placement agent in August 1996.

  STOCK OPTIONS

  The Company's 1996 Employee Incentive Stock Option Plan grants key management employees options to purchase shares of common stock. A total of 2,000,000 shares are available for grant under the plan. During 1996, 1,000,000 options were granted to the Company's President at $.375 per share, which represented the fair value of the common stock at the grant date. The options may be exercised from six months to ten years after the date of the grant, based on a vesting schedule. Under the vesting schedule, 250,000 options became exercisable in December 1996 and an additional 250,000 are exercisable each December for the next three years. No options were exercisable under the plan at October 31, 1996.

  The Company has issued additional stock options under a variety of agreements over the past few years. Under two agreements, the Company has issued options expiring in 2000 and 2001, respectively, to purchase a total of 200,000 shares at $.50 per share to former employees. As part of the Olmsted acquisition, options held by Olmsted shareholders to acquire additional Olmsted common shares were converted to options to acquire 266,870 of the Company's shares at an exercise price of $.637 per share. These options expired unexercised on December 1, 1996. The Company also had options outstanding to a former employee to purchase 3,334 shares at $.84 per share, and 1,000 shares at $1.56 per share, which options expired unexercised.
  All of the outstanding options under these agreements are exercisable at October 31, 1996.

  RESTRICTED STOCK BONUS PLAN

  During 1996, the Company established the 1996 Incentive Restricted Stock Bonus Plan and reserved 500,000 common shares for issuance under the plan.

  Under the terms of the plan, any salaried employee of the Company or any subsidiary, except the President and directors, are eligible to receive an allocation of bonus shares. Allocations of bonus shares are recommended by the President and approved and adjusted, if necessary, by the Board of Directors. Within fifteen days of the allocation, the employee shall, if he desires to accept the allocation, pay to the Company an amount equal to the par value of the allocated bonus shares.

   Upon issuance of bonus shares to the employee, he or she will have all the rights of a shareholder with respect to such shares, including the right to vote them and to receive all dividends and other related distributions. Bonus shares may not, however, be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of within three years after the date of issuance unless they are first offered by written notice back to the Company. If a recipient's employment is terminated for any reason during the three-year period, the termination will be deemed as an offer to the Company to repurchase the shares at par value as follows: 100% if termination occurs within one year from date of issuance; 75% if termination occurs within two years, and 50% if the termination occurs within three years.

   Effective October 30, 1996, 253,467 shares were granted and issued in conjunction with the bonus plan. The market value of the shares awarded was $226,000. The difference between the market value and the sales price ($.01 per share) of the shares, amounting to $223,000, was recorded as unearned compensation and is presented as a separate component of shareholders' equity. Beginning November 1, 1996, unearned compensation will be amortized to expense over the three-year vesting period.

9. RELATED PARTY TRANSACTIONS

   The President and Chief Executive Officer of the Company was also the Chief Executive Officer, a member of the Board of Directors and a stockholder of Olmsted which was acquired by the Company effective August 26, 1996, as discussed in Note 3.

   Olmsted provided a number of resources to the Company for the period ended August 26, 1996 and for the year ended October 31, 1995, including research and development, pass-through billings, use of office space and development of a business plan. Related party billings for the period ended August 26, 1996 and the year ended October 31, 1995 were as follows:



                                           1996          1995
                                     ------------------------
   Programming                        $  548,000    $  666,000
   Engineering pass-through billings     167,000       143,000
   Business plan and materials            21,000        39,000
   Rent                                   19,000             -
                                      ------------------------
   Total Olmsted billings             $  755,000    $  848,000
                                      ========================

   The Company believes that services provided by Olmsted were negotiated at arm's length at the fair value of goods and services received. The Company is currently maintaining its headquarters and principal operating facilities at the former business location of Olmsted.

   The Company and Olmsted intend to move their principal operating facilities in December 1996 to a building which is beneficially owned by the Company's President. The Company and Olmsted have entered into separate five-year lease agreements calling for aggregate annual rents of $111,000, increasing 4% annually after the first year. The Company and Olmsted have made combined non refundable contributions to leasehold improvements amounting to $85,000, in accordance with terms of the lease agreements.

10. EMPLOYEE BENEFIT PLAN

    The Company maintains a 401(k) plan for all of its employees. Under the plan, the Company contributes $.50 for each dollar contributed by an employee to a retirement savings account in any year (which may not be less than 2% nor more than 17% of the employee's annual compensation). Company contributions are limited to a maximum of 3% of the employee's direct compensation for that year. Participants are fully vested in the 401(k) plan at all times for those amounts attributable to their own contributions and vest over a six-year period for Company contributions. The Company's contributions to the plan were $1,460 and $8,000 for the years ended October 31, 1996 and 1995, respectively.

11. NONCASH INVESTING AND FINANCING ACTIVITIES

    As discussed in Note 3, on August 26, 1996, Versus issued 6,379,889 shares of its common stock, valued for accounting purposes at $.50 per share, and paid $65,000 in cash in exchange for all of the outstanding common stock and preferred stock of Olmsted. The purchase price amounted to $3,255,000.

    As discussed in Note 5, effective October 30, 1996, the Company settled a note payable of $74,745 and accrued interest of $12,459 by issuance of 174,408 shares of the Company's common stock.

    During 1994, the Company classified certain of its assets and liabilities related to a particular product line as assets held for sale. Those items were sold for cash of $1,293,000 in November 1994. The components of those items sold were as follows, as of November 1, 1994:

        Inventory, property,
        plant and equipment,
        net                                     $929,000
        Accounts payable                         (57,000)
                                                --------
        Net assets held for sale                $872,000
                                                ========

    During 1995, approximately $449,000 of accounts payable were renegotiated to a note payable as discussed in Note 5.

12. BUSINESS SEGMENT INFORMATION AND MAJOR CUSTOMERS

    The Company operates in two business segments: security; and systems design and engineering. During fiscal 1995 and through August 1996, when Olmsted was acquired, the Company operated only in the security segment. The security segment includes the Company's infrared products marketed to the health care industry and other markets and its cellular products for the security industry. The systems design and engineering segment, operated under the Olmsted name, develops, sells and maintains programs for use in operating complex machinery.

   Net sales, operating income (loss), identifiable assets, capital expenditures and depreciation and amortization pertaining to the business segments are presented below.



      NET SALES
        Security                                    $   246,000
        Systems design and engineering                  102,000
                                                    -----------
                                                    $   348,000
                                                    ===========

      OPERATING LOSS
        Security                                    $(1,927,000)
        Systems design and engineering                  (53,000)
                                                    -----------

      Total operating loss                           (1,980,000)
      General corporate expenses                        (50,000)
      Interest income, net                               24,000
                                                    -----------
      Net loss                                      $(2,006,000)
                                                    ===========

      IDENTIFIABLE ASSETS
        Security                                    $   542,000
        Systems design and engineering                3,234,000
        Corporate                                     5,011,000
                                                    -----------
                                                    $ 8,787,000
                                                    ===========
      CAPITAL EXPENDITURES
        Security                                    $   111,000
        Systems design and engineering                    3,000
                                                    -----------
                                                    $   114,000
                                                    ===========
      DEPRECIATION AND AMORTIZATION
        Security                                    $    75,000
        Systems design and engineering                   53,000
                                                    -----------
                                                    $   128,000
                                                    ===========

   Net sales in excess of 10% of the Company's total net sales were attributable to sales to three and four major customers for the years ended October 31, 1996 and 1995, respectively. These individual customers accounted for net sales of approximately $56,000 (16%), $37,000 (11%) and $34,000 (10%) in fiscal year 1996 and $286,000 (29%), $144,000 (15%),
   $134,000 (14%) and $103,000 (11%) in fiscal year 1995.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective October 24, 1996, the Audit Committee of the Board of Directors of the Company approved the dismissal of its certifying accountants, KPMG Peat Marwick LLP. On that date, it engaged BDO Seidman, LLP to act as the Company's certifying accountants.

     KPMG Peat Marwick LLP's reports on the Company's financial statements for the years ended October 31, 1995 and 1994 included explanatory paragraphs with respect to the Company's recurring losses from operations that raised doubt about its ability to continue as a going concern.

     During the Company's two most recent fiscal years and the subsequent interim period to October 24, 1996, there were no disagreements between the Company and KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG Peat Marwick LLP would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     During the Company's two most recent fiscal years and the subsequent interim period prior to October 24, 1996, the Company did not consult with BDO Seidman, LLP regarding any of the matters or events set forth in Item 304 (a)
(2) (i) and (ii) of Regulation S-B.

     KPMG Peat Marwick LLP's letter addressed to the SEC relating to the above is incorporated by reference into Exhibit 16 of this Form 10-KSB. In that letter, KPMG Peat Marwick LLP stated that it agreed with the above statements, except that they were not in a position to agree or disagree with the Company's statement that the change was approved by the Audit Committee of the Board of Directors or to agree or disagree with the Company's statement that BDO Seidman, LLP was not engaged regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-B.

                                   PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Management           Age  Position(s) with the Company
----------           ---  ----------------------------
Gary T. Gaisser       45  Director, President and Chief Executive Officer
Julian C. Schroeder   49  Director
Elliot G. Eisenberg   48  Director
Henry J. Tenarvitz    44  Executive Vice President of Operations
Debra A. Boyer        44  Chief Financial Officer and Secretary

Gary T. Gaisser has served as President and Chief Executive Officer of the Company since January 1995. Prior to that, he was President of Olmsted Engineering Co. ("Olmsted"), now a wholly-owned subsidiary of the Company. Mr. Gaisser had been with Olmsted since 1988.

Julian C. Schroeder has served as a director of the Company since August 1994. He has served with BDS Securities, L.L.C. (a registered broker-dealer) since 1989 and its predecessor, BDS Securities Corporation, and since 1995 has served as its President. Mr. Schroeder is also a director of Optical Coating Laboratories, a manufacturer of thin-film products.

Elliot G. Eisenberg has served as a director of the Company since May 1996. He is currently Managing Director of Dabney/Resnick/Imperial, L.L.C. (a registered broker-dealer). From 1989 to November 1996 he served as Vice President of BDS Securities, L.L.C. (a registered broker-dealer) and its predecessor, BDS Securities Corporation.

Henry J. Tenarvitz has served as Executive Vice President of Operations since September 1996. Prior to that, and for more than five years, he has served in a series of positions of increasing responsibility with Olmsted.

Debra A. Boyer has served as Chief Financial Officer and Secretary of the Company since January 1996 and as Controller since November 1995. Previously, Ms. Boyer served as an accountant with a certified public accounting firm from January 1995 to September 1995. Ms. Boyer managed her own accounting business from 1991 to 1994.

Each director serves an annual term of office until the next annual meeting of shareholders.

Based solely upon a review of Forms 3 and 4 furnished to the Company pursuant to Rule 16a-3(e) and written statements from directors and executive officers that no report on Form 5 is due, no reporting person failed to file reports required under Section 16(a) of the Securities and Exchange Act of 1934 with respect to the Company's securities, except that Mr. Tenarvitz was late in filing his initial report on Form 3, Mr. Schroeder was late in filing Form 4 to report a private sale of common stock and Ms. Boyer was late in filing Form 5 to report the grant of incentive shares.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to the Chief Executive Officer of the Corporation during the fiscal years ended October 31, 1996 and 1995. There were no other executive officers of the

Company who received combined salary and bonuses for the fiscal year ended October 31, 1996 equaling or exceeding $100,000.

                           SUMMARY COMPENSATION TABLE


                                                                                                        Long Term
                                                      Annual Compensation                              Compensation
                                                      -------------------                              ------------
Name & Principal Position           Fiscal Year       Salary         Bonus         Other               Option Awards
--------------------------------------------------------------------------------------------------------------------
Gary T. Gaisser                        1996        $  78,000      $    -        $  400 (1)                1,000,000
President, Chief Executive Officer     1995           52,000           -              -                       -
  and Director                         1994             -              -              -                       -

-------------------------
(1)  Represents $100 per meeting of directors held during fiscal 1996.

OPTION AWARDS

The only options granted during the year were options to purchase 1,000,000 shares, granted to Mr. Gaisser, exercisable at $.375 a share, the fair value of the stock at grant date. These were the only options outstanding at October 31, 1996. Twenty-five percent of these options became exercisable on December 4, 1996, and an additional twenty-five percent become exercisable on each subsequent anniversary thereof. The options expire on June 4, 2001. No options have been exercised by Mr. Gaisser. These options had an estimated value of $468,750 at October 31, 1996.

EMPLOYMENT AGREEMENT

As of July 1, 1996, the Company and Mr. Gaisser entered into an Employment Agreement for a term of six years. Mr. Gaisser is employed at a base salary of $130,000 per year and will receive a 10% annual increase during the term of the Employment Agreement. Mr. Gaisser is entitled to such further increases as shall be determined by the Board of Directors, and is entitled to participate in other compensation and benefit plans of the Company.

This Employment Agreement may be terminated by the Company for "just cause," which is defined as "willful misconduct, embezzlement, conviction of a felony, habitual drunkenness or excessive absenteeism not related to illness." The Employment Agreement provides that if Mr. Gaisser is not elected or appointed as President and Chief Executive Officer or as a member of the Board of Directors, is removed from any such office, the ownership and control of the Company changes, or if the principal place of the business is changed to a location not more than 20 miles from Traverse City, Michigan without Mr. Gaisser's consent, then Mr. Gaisser may give notice of termination, effective at the end of the month in which notice is given. In addition, if Mr. Gaisser concludes that because of changes in the composition in the Board of Directors or material changes in its policies because of other events or occurrences of material fact, he feels he can no longer properly and effectively discharge his responsibilities, then Mr. Gaisser may resign from his position upon the giving of sixty (60) days prior written notice. In each case, such resignation shall be deemed constructive termination of Mr. Gaisser's employment by the Company, and Mr. Gaisser shall be entitled to payment of the remaining amounts payable to him under the Employment Agreement without any requirement of mitigation of damages.

Except in the event of constructive termination, Mr. Gaisser has agreed that during the term of the Employment Agreement and for two years thereafter, he is not to compete with the Company. Upon any termination, Mr. Gaisser has agreed not to disclose the Company's confidential information or to solicit any employee of the Company for a two-year period.

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


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the Common Stock beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended), by any person who, as of December 16, 1996 to the knowledge of the Board of Directors of the Company, owned beneficially more than 5% of the outstanding Common Stock of the Company, the only class authorized:


                                        Amount and Nature
                                        of Beneficial         Percentage of Class
Name & Address of Beneficial Owner      Ownership             Outstanding
----------------------------------      --------------------  --------------------
Gary T. Gaisser                         5,970,123  (1)            16.2%
c/o Versus Technology, Inc.
2320 W. Aero Park Court
Traverse City, MI  49686

Anthony Low-Beer                        4,959,000  (2)            13.6%
c/o Mitchell Securities
100 Park Avenue
New York, NY  10017

Merrill Lynch & Co. Inc. and            4,500,000  (3)            12.3%
Merrill Lynch Group, Inc.
250 Vesey Street
World Financial Center North Tower
New York, NY  10281-1334

Princeton Services, Inc.,
Fund Asset Management, L.P. and
Merrill Lynch Special Value Fund, Inc.
800 Scudders Mill Road
Plainsboro, New Jersey  08536

--------------------------

(1) This total includes 250,000 shares that become acquirable by Mr. Gaisser on December 4, 1996 upon exercise of an outstanding option issued by the Company. See "Executive Compensation" above and "Certain Relationships and Related Transactions" below.

(2) As reported on Schedule 13D amendment filed September 9, 1996. Of these shares, 2,559,000 are reported as being held in managed accounts over which Mr. Low Beer shares dispositive power.

(3)  As reported on Schedule 13G filed September 4, 1996.  Merrill Lynch &
     Co., Inc., Merrill Lynch Group, Inc., Princeton Services, Inc., Fund Asset Management, L.P. and Merrill Lynch Special Value Fund, Inc., each claimed shared voting power and shared dispositive on power with respect to 4,500,000 shares. Each of such entities declaimed beneficial ownership of such shares. Merrill Lynch Special Value Fund, Inc. is the record owner of these same shares.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of December 16, 1996, the beneficial ownership of the Company's Common Stock by all directors and by all the directors and executive officers of the Company as a group:



                                                          Approximate Number
                          Position(s) with the             of Common Shares
Name of Beneficial Owner     Company  (1)                Beneficially Owned (1)          Percent of Class
------------------------  ----------------------------  -----------------------      --------------------------
Gary T. Gaisser           President, Chief Executive            5,970,123 (2)                16.2%
                          Officer & Director
Julian C. Schroeder       Director                              1,818,969 (3)                 4.8%
Elliot G. Eisenberg       Director                              1,502,728 (4)                 4.1%
All executive officers
and directors as a
group (5 persons)                                               9,394,470 (5)                24.4%

--------------------------

(1) Each director has sole voting and investment power as to all shares reflected as beneficially owned by him, except as otherwise noted. Messrs. Gaisser, Eisenberg and Schroeder are all of the Company's present directors.

(2) This total includes 250,000 shares that become acquirable by Mr. Gaisser on December 4, 1996 upon exercise of an outstanding option issued by the Company. See "Executive Compensation" above and "Certain Relationships and Related Transactions" below.

(3) This total includes 50,000 shares currently acquirable under the terms of the warrants issued by the Company to Mr. Schroeder and warrants to purchase an aggregate of 1,493,969 shares issued to an affiliate of BDS Securities, L.L.C., of which Mr. Schroeder is the President.

(4) As reported on Schedule 13D filed on October 10, 1995. Of these shares, 100,000 may be acquired upon the exercise of warrants held.

(5) This total includes 1,893,969 shares acquirable under outstanding warrants and options.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 26, 1996, Olmsted was acquired by the Company in exchange for 6,379,889 shares of the Company's Common Stock and cash of $65,000. Pursuant to the acquisition, Gary T. Gaisser, the President, Chief Executive Officer and a Director of the Company, and the controlling shareholder of Olmsted, received 5,705,123 shares of the Company's Common Stock in exchange for his ownership interest in Olmsted.

Olmsted had been the principal consultant to the Company in relation to the IR Tracking System. On April 20, 1995, the Company entered into a Consulting Agreement with Olmsted. The Agreement was for a one-year period from April 20, 1995 to April 20, 1996. Effective November 1, 1995, the Agreement was amended. Under the Agreement and until the consummation of the acquisition, Olmsted received an annual fee of $144,000 payable monthly as well as a fee at an hourly rate for man-hours in excess of a fixed number of hours each month.

As of August 26, 1996, the Company completed a private placement of 11,335,000 shares of its Common Stock at $.50 per share. Julian C. Schroeder is the President of BDS Securities, L.L.C., the placement agent for this private placement. At that time, Elliot Eisenberg was Vice President of BDS Securities, L.L.C. In connection with this private placement, BDS Securities, L.L.C. received a placement fee of $396,725 together with five-year warrants to purchase 396,725 shares of the Company's Common Stock at $.50 per share.

As of September 29, 1995, the Company completed a private placement for 14,674,917 shares of its Common Stock at $.20 per share. Julian C. Schroeder is the President of BDS Securities, L.L.C., the placement agent for this private placement. At that time, Elliot Eisenberg was Vice President of BDS Securities, L.L.C. In connection with this private placement, BDS Securities, L.L.C. received a placement fee of $205,449 together with five-year warrants to purchase 1,027,244 shares of the Company's Common Stock at $.20 per share.

     In December 1996, the Company moved its principal operating facilities to a building that is owned by Traverse Software Investment, LLC ("TSI"), a limited liability company controlled by Gary T. Gaisser, the President and Chief Executive Officer of the Company. Versus and Olmsted are obligated under two separate five-year lease agreements, which require aggregate total annual rents of $111,000, increasing 4% annually after the first year.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:

       (1)  Financial statements included in Part II of this report.
       (2)  Exhibits included in the Exhibit Index on Page 45.

  (b)  Reports on Form 8-K during the fourth fiscal quarter:

       (1)  Form 8-K, Item 2 -  August 26, 1996
              The Company announced the acquisition of Olmsted Engineering, Co. and filed as exhibits the Agreement and Plan of Merger and the Press Release.

       (2)  Form 8-K(A), Item 2 - August 26, 1996
              The Company filed the historical and pro forma financial statements in connection with the acquisition of Olmsted Engineering Co.

      (3)  Form 8-K, Item 4 - October 24, 1996
             The Audit Committee of the Board of Directors of the Company announced the dismissal of its certifying accountants, KPMG Peat Marwick LLP and engagement of BDO Seidman, LLP as its new certifying accountants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS TECHNOLOGY, INC.



By:  /s/ Debra A. Boyer                      By:  /s/ Gary T. Gaisser
     --------------------------------------       -------------------------------------
     Debra A. Boyer                               Gary T. Gaisser
     Controller and Chief Financial Officer       President and Chief Executive Officer
     (Principal Accounting Officer)               (Principal Executive Officer)


Dated:  January 8, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated:



                    /s/ Gary T. Gaisser        January 8, 1997
                    -----------------------
                    Gary T. Gaisser
                    Director


                    /s/ Elliot G. Eisenberg    January 8, 1997
                    -----------------------
                    Elliot G. Eisenberg
                    Director


                    /s/ Julian C. Schroeder    January 8, 1997
                    -----------------------
                    Julian C. Schroeder
                    Director

                                 EXHIBIT INDEX

2            Agreement and Plan of Merger between Versus Technology, Inc. and Olmsted Engineering, Inc.
             (Incorporated by reference to Exhibit 2 of the Company's Form 8-K dated August 26, 1996)
3 (a) (i)    Certificate of Incorporation dated October 11, 1988 (Incorporated by reference to Exhibit 3 (a) (i) of the Company's Form 10-KSB for the year ended October 31, 1995)
3 (a) (ii)   Certificate of Amendment of Certificate of Incorporation dated October 25, 1989 (Incorporated by reference to Exhibit 3 (a) (ii) of the Company's Form 10-KSB for the year ended October 31, 1995)
3 (a) (iii)  Certificate of Amendment of Certificate of Incorporation dated December 17, 1993 (Incorporated by reference to Exhibit 3 (a) (iii) of the Company's Form 10-KSB for the year ended October 31, 1995)
3 (a) (iv)   Certificate of Amendment of Certificatate of Incorporation (Incorporated by reference to Exhibit 3 of the Company's Form 10-QSB for the quarter ended July 31, 1996)
3 (b)        By-laws (Incorporated by reference to Exhibit 3 (b) of the Company's Form 10-KSB for the year ended
             October 31, 1995)
4 (a)        1996 Incentive Restricted Stock Bonus Plan
4 (b)        Stock Option Agreement with Gary T. Gaisser
4 (c)        Incentive Stock Option Plan (Incorporated by reference to the Company's 1996 Proxy Statement)
10 (a)       Lease Agreement between Versus Technology, Inc. and Traverse Software Investment, LLC
10 (b)       Lease Agreement between Olmsted Engineering, Co. and Traverse Software Investment, LLC
10 (c)       Exclusive Marketing Agreement between Versus Technology, Inc. and Marquette Electronics, Inc. (redacted)
10 (d)       Employment Agreement with Gary T. Gaisser
10 (e)       Registration Rights Agreement dated August 26, 1996
10 (f)       Registration Rights Agreement dated September 15, 1995 (Incorporated by reference to Exhibit 10 (d) of the Company's Form 10-KSB for the year ended October 31, 1995)
10 (g)       Registration Rights Agreement dated July 1, 1995 (Incorporated by reference to Exhibit 10 (e) of the
             Company's Form 10-KSB for the year ended October 31, 1995)
11           Statement Re: Computation of Per Share Earnings


16           Letter on Change in Certifying Accountant (Incorporated by reference to Exhibit 16 of the Company's
             Form 8-K dated October 24, 1996).
21           Subsidiary of the Registrant
23           Independent Auditors' Consent
27           Financial Data Schedule
99           Financial News Releases