Form 10QSB
period 1997-01-31
VERSUS TECHNOLOGY INC
filed 1997-03-21
CIK 842638

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                      FORM 10-QSB


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED January 31, 1997

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-17500


                           VERSUS TECHNOLOGY, INC.
--------------------------------------------------------------------------------
      (Exact name of Small Business Issuer as specified in its charter)


           Delaware                              22-2283745
-------------------------------          --------------------------
(State or other jurisdiction of           (I. R. S. Employer
     Incorporation or Organization)         Identification Number)


                           2600 Miller Creek Road
                        Traverse City, Michigan 49684
                  ---------------------------------------
                  (Address of principal executive offices)


                                616-946-5868
                        -----------------------------
                        Registrant's telephone number


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                     Yes           No   X
                         ----         ----

Number of shares of Common Stock, par value $.01 per share, outstanding as of January 31, 1997: 38,123,674.

Transitional small business disclosure format:

                     Yes         No  x
                       ------      ------

                           VERSUS TECHNOLOGY, INC.

                                    Index



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:

       Consolidated Balance Sheets as of
         January 31, 1997 (Unaudited) and
         October 31, 1996                                   3-4

       Consolidated Statements of Operations
         for the three months ended
         January 31, 1997 and 1996 (Unaudited)                5

       Consolidated Statements of Cash Flows for
         the three months ended January 31, 1997
         and 1996 (Unaudited)                               6-7

       Notes to Consolidated Financial Statements          8-13

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations      13-15


PART II - OTHER INFORMATION


     Item 1 - Legal Proceedings                           16-17

     Item 2 - Changes in Securities                          17

     Item 6 (a) - Exhibits                                   17

     Item 6 (b) - Reports on Form 8-K                        17

     Signatures                                              18

                           VERSUS TECHNOLOGY, INC.
                         CONSOLIDATED BALANCE SHEETS




ASSETS
------
                                      JANUARY 31,    OCTOBER 31,
                                          1997           1996
                                      (UNAUDITED)
                                      ------------  -------------


CURRENT ASSETS
     Cash and cash equivalents        $  4,069,000    $  4,931,000
     Accounts receivable,
      net of allowance for doubtful
      accounts of $53,000 at January
      31, 1997 and October 31, 1996        323,000         154,000
     Notes receivable, net                  52,000          32,000
     Inventories - purchased parts
      and assemblies                       137,000         145,000
     Prepaid expenses and other
      current assets                        33,000          80,000
                                      ------------    ------------
       TOTAL CURRENT ASSETS              4,614,000       5,342,000
                                      ------------    ------------
NOTES RECEIVABLE, net                            -          19,000

PROPERTY AND EQUIPMENT, net
     of accumulated depreciation
     of $167,000 and $155,000              301,000         270,000

SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization
     of $31,000 and $12,000                569,000         588,000

GOODWILL, net of accumulated
     amortization of $65,000 and
     $26,000                             2,274,000       2,313,000

PATENTS AND OTHER INTANGIBLE ASSETS,
     net of accumulated amortization
     of $185,000 and $170,000            1,781,000         255,000
                                         ---------    ------------

                                       $ 9,539,000    $  8,787,000
                                       ===========    ============




LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------


                                      JANUARY 31,     OCTOBER 31,
                                          1997           1996
                                      ------------   -------------
                                       (UNAUDITED)
CURRENT LIABILITIES


  Accounts payable                    $    465,000     $   748,000
  Accounts payable, PTFM                   500,000               -
  Accrued expenses                          89,000         135,000
  Deferred revenue-customer
   advance payments                          1,000          16,000
  Note payable - current portion           344,000         367,000
                                      ------------     -----------
          TOTAL CURRENT LIABILITIES      1,399,000       1,266,000
                                      ------------     -----------
          TOTAL LIABILITIES              1,399,000       1,266,000
                                      ------------     -----------

SHAREHOLDERS' EQUITY
 Common stock, $.01 par value;
   50,000,000 shares authorized;
   38,123,674 and 36,543,573
   shares issued and outstanding           382,000         366,000
 Additional paid-in capital             32,876,000      31,910,000
 Accumulated deficit                   (24,926,000)    (24,532,000)
                                      ------------     -----------
 Unearned compensation                    (192,000)    (   223,000)
                                      ------------     -----------
     TOTAL SHAREHOLDERS'
       EQUITY                            8,140,000       7,521,000
                                      ------------     -----------
                                      $  9,539,000    $  8,787,000
                                      ============    ============





See accompanying notes to consolidated financial statements.

                            VERSUS TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                              THREE MONTHS ENDED
                                                  JANUARY 31,
                                           ------------------------
                                              1997         1996
                                           -----------  -----------

NET SALES                                    391,000        35,000

COST OF SALES                                190,000        29,000
                                           -----------  -----------

GROSS PROFIT                                 201,000         6,000
                                           -----------  -----------

OPERATING EXPENSES
 Research and development                     98,000       160,000
 Sales, general and
   administrative                            486,000       187,000
 Litigation defense costs,
     settlements & judgments                  45,000        61,000
                                           -----------  -----------
                                             629,000       408,000
                                           -----------  -----------
LOSS FROM OPERATIONS                       ( 428,000)   (  402,000)
                                           -----------  -----------
OTHER INCOME (EXPENSE)
     Interest income                          46,000        23,000
     Interest expense                      (   5,000)   (    1,000)
     Other, net                            (   7,000)   (    5,000)
                                           -----------  -----------
                                              34,000        17,000
                                           -----------  -----------
NET LOSS                                   ( 394,000)   $( 385,000)
                                           ===========  ===========
NET LOSS PER SHARE                         (     .01)         (.02)
                                           ===========  ===========




     See accompanying notes to consolidated financial statements.

                           VERSUS TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (UNAUDITED)




                                                 THREE MONTHS ENDED
                                                     JANUARY 31,
                                               ---------------------------
                                                   1997             1996
                                               -----------       ---------
CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net Loss                                   $(  394,000)    $( 385,000)
                                                  ---------       --------
     Adjustments to reconcile
      net loss to net cash used
      in operating activities:
      Depreciation and amortization                  85,000         15,000
      Change in unearned compensation                13,000              -
      Loss on sale of equipment                       7,000              -

     Changes in operating assets
      and liabilities:
      Accounts receivable                        (  169,000)        24,000
      Inventories                                     8,000     (   19,000)
      Prepaid expenses
        and other current assets                     22,000         31,000
      Accounts payable and other
        liabilities                              (  288,000)    (   30,000)
     Accrued expenses                            (   47,000)    (   37,000)
     Deferred revenues
       - customer advance payments               (   15,000)    (    9,000)
                                                  ---------      ---------
      Total adjustments                          (  384,000)    (   25,000)
      Net cash used in operating                   --------      ---------
       activities                                (  778,000)    (  410,000)
                                                   --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Changes in note receivable                  (    1,000)             -
     Payment of costs associated
       with acquisition of license to
       intellectual property                     (   10,000)             -
     Additions to property and
       equipment                                 (   58,000)    (   39,000)
     Proceeds from sale of equipment                  8,000              -
     Additions to deferred charges
       and other assets                                   -     (   60,000)
                                                  ----------     ---------
NET CASH PROVIDED BY
      INVESTING ACTIVITIES                       (   61,000)    (   99,000)
                                                  ---------      ---------



CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                     (   23,000)    (   20,000)
  Purchase of treasury stock                            -      (   85,000)
                                                ----------       --------
     NET CASH PROVIDED BY (USED
     IN) FINANCING ACTIVITIES                   (   23,000)    (  105,000)
                                                ----------      ---------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                       (  862,000)       614,000

Cash and cash equivalents,
     beginning of period                         4,931,000      1,998,000
Cash and cash equivalents,                     -----------      ---------
     end of period                               4,069,000      1,384,000
                                               ===========      =========
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
     (Notes 8 and 10)

Cash paid during the quarter for
     interest                                        5,000            782
                                               ===========       ========





During the first quarter of fiscal 1997:

The Company acquired a license to intellectual property from Precision Tracking FM, Inc. for consideration of 1,600,000 shares of common stock, valued for accounting purposes at $1,000,000, and $500,000 recorded as an accounts payable, PTFM at the end of the first quarter of fiscal 1997. Expenses related to the acquisition totaling $15,000 were capitalized, of which $5,000 was accrued, and $25,000 of prepaid royalties were re-classified from prepaid expenses to intellectual properties to be amortized over 10 years.

The Company repurchased non-vested Employee Incentive Stock from terminated employees at par value, pursuant to the Incentive Restricted Stock Bonus Plan, canceling the unearned compensation of $18,000 related to these shares.


     See accompanying notes to consolidated financial statements.

                    VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 31, 1997
                                 (UNAUDITED)

================================================================================

NOTE 1    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended October 31, 1996 of Versus Technology, Inc. and subsidiary (the Company) , as filed with the Securities and Exchange Commission. The October 31, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of January 31, 1997, and the results of operations and cash flows for the three months ended January 31, 1997 and 1996. The results of operations for the three months ended January 31, 1997, are not necessarily indicative of the results to be expected for the full year.

NOTE 2    PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and Olmsted Engineering, Co., its wholly-owned subsidiary, since August 26, 1996, the date of acquisition. Upon consolidation, all significant intercompany accounts, transactions and stockholdings have been eliminated.

NOTE 3     EARNINGS (LOSS) PER  SHARE

Earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during each period. The Company has not included the effects of options and warrants in its calculation of weighted average shares outstanding due to their anti-dilutive effect. The resulting weighted average shares outstanding were 36,550,700 and 18,910,697 for the three months ended January 31, 1997 and 1996, respectively.

NOTE 4    NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the statement of operations and certain disclosures regarding the impairment should be made in the financial statements. The Company's adoption of SFAS No. 121, during the three months ended January 31, 1997, had no material impact on the Company's financial position or results of operations.

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion No. 25 but encourages the adoption of a new accounting method to record compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. The Company was required to adopt SFAS No. 123 prospectively beginning November 1, 1996. Management has continued to account for its stock option plans in accordance with APB Opinion 25 and will provide supplemental disclosures in its year-end financial statements as required by SFAS No. 123, beginning in 1997. No additional disclosures are required on an interim basis.

NOTE 5    ACQUISITION

As described more fully in Note 3 to the Consolidated Financial Statements included in the Form 10-KSB for the year ended October 31, 1996, on August 26, 1996, the Company issued 6,379,889 shares of its common stock, valued for accounting purposes at $.50 per share, and paid $65,000 in cash, in exchange for all of the outstanding common stock and preferred stock of Olmsted Engineering, Co. (Olmsted). The purchase price amounted to $3,255,000. For accounting purposes, the price was determined based upon a contemporaneous sale of restricted common stock at

$.50 per share.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the acquisition date, and the results of Olmsted's operations have been included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $2,339,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

While the acquisition occurred on August 26, 1996, the following pro forma information reflects operations for the three months ended January 31, 1996 as if the acquisition took place on November 1, 1995. The pro forma information includes adjustments for depreciation based on the fair value of the property and equipment acquired, intercompany transactions, the amortization of intangibles arising from the transaction and the shares issued in the acquisition. The pro forma financial information is not necessarily indicative of what the actual consolidated results might have been if the acquisition had taken place on November 1, 1995.

Pro forma results for three months ended January 31, 1996:


         Net sales                      $ 126,000
         Net loss                        (434,000)
         Net loss per common share           (.02)







NOTE 6  NOTES PAYABLE

     Term Note


     On August 1, 1995, the Company signed a note payable to one of its law firms for $449,000 as partial payment of fees billed. The note bears interest at a specified bank's prime rate, 8.25% at January 31, 1997, and requires monthly installments of $10,000 each, including interest, commencing on December 1, 1995, with a balloon payment for the remaining balance due on January 1, 1997. The note, amounting to $344,000 and $367,000 at January 31, 1997 and October 31, 1996, respectively, is secured by a portion of the Company's patents and intellectual property. Approximately $150,000 of additional fees to the same law firm are included in accounts payable at January 31, 1997 and October 31, 1996. The Company made an additional monthly installment payment of $10,000 in January, 1997. Management intends to dispute the amount and terms of payment of the remaining unpaid balances. Any adjustment of the unpaid balance will be recognized in the period in which the Company is released from its obligation.

NOTE 7    CONTINGENCIES

     Litigation

     The following is a summary of the material litigation in which the Company is currently engaged.


A suit was filed in November 1996, and a nearly identical suit was filed in January, 1997 against the Company alleging that the Company allowed certain warrants to expire which the plaintiffs held that the plaintiffs were damaged by the warrants' expiration. The plaintiffs also allege that the Company breached the warrant agreement pursuant to which the warrants were issued to the plaintiff and claim that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the warrant agreement. Each sole named plaintiff alleges this action should be tried as a class action, and alleges he is an appropriate representative of the class. The plaintiffs further allege their claims are substantially identical to the claims made by the plaintiff in prior litigation of similar nature which resulted in a judgment upheld on appeal during 1996 for $195,000, which involved only 300,000 of the 2,233,800 Class A warrants at issue. Apparently, the plaintiffs believe the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company had for the 300,000 warrants in the 1996 judgment. Due to the recent filing of these suits, any loss potential is not determinable at this time. However, the Company disputes the material allegations of the complaints and intends to vigorously defend itself against these matters.

In January 1997, a suit was filed by a former employee of the Company alleging wrongful discharge. The termination occurred prior to the Company's current President and Chief Executive Officer assuming that position. The Company disputes the central allegations of the Complaint. The Company believes that should any judgment be rendered against the Company in this matter, it will be less than $200,000.


NOTE 8   SHAREHOLDERS' EQUITY

STOCK ISSUANCE

As of January 31, 1997, 1,600,000 restricted shares of common stock, valued for accounting purposes at $1,000,000, were issued to Precision Tracking FM, Inc.
(PTFM) in consideration of a License Agreement for the Company to become a licensee of PTFM's patents and other intellectual property rights related to infrared tracking technology. The Company has entered into a Registration Rights Agreement with PTFM with respect to these shares (see Note 10).

NOTE 9   RELATED PARTY TRANSACTIONS

The President and Chief Executive Officer of the Company was also the Chief Executive Officer, a member of the Board of Directors and a stockholder of Olmsted which was acquired by the Company effective August 26, 1996.

Olmsted provided a number of resources to the Company for the period ended January 31, 1996 including research and development, pass-through billings, use of office space and development of a business plan. Related party billings for the period ended January 31, 1996 totaled $277,000.

The Company believes that services provided by Olmsted were negotiated at arm's length at the fair value of goods and services received.

The Company and Olmsted moved their principal operating facilities in December 1996 to a building which is beneficially owned by the Company's President. The Company and Olmsted have entered into separate five-year lease agreements calling for aggregate annual rents of $111,000, increasing 4% annually after the first year. The Company and Olmsted have made combined non-refundable contributions to leasehold improvements amounting to $104,000. Rent expense for the quarter ended January 31, 1997 amounted to $21,000, of which $12,000 applied to the lease of the new facility from December 20, 1996 to January 31, 1997.

NOTE 10  ACQUISITION OF INTELLECTUAL PROPERTY

As of January 31, 1997, the Company and PTFM signed an Agreement (License Agreement) for the Company to become the exclusive licensee of PTFM`s patents and other intellectual property rights related to infrared tracking technology for ten years, and non-exclusive thereafter. PTFM has previously been a supplier of infrared components to the Company.

Concurrent with executing the License Agreement, a short-term (one year) Engineering and License Agreement (Engineering Agreement) was entered into by the parties to assist the Company in the technology transfer and to support the Company in use and development of the technology.

In consideration of the License Agreement, based on negotiations between the parties, the Company agreed to pay $500,000 in cash and 1.6 million restricted shares of the Company's common stock.

Under the Engineering Agreement, the Company is required to reimburse PTFM for expenses incurred in providing the services covered by the agreement. Such expense reimbursement payments are estimated at $40,000 per month during the one year term, with additional reimbursement of authorized expenses as applicable.

The total amount capitalized at January 31, 1997, to be amortized over the 10-year exclusivity period of the agreement, amounted to $1,540,000, including costs of the transaction. This includes prepaid PTFM royalty costs of $25,000 which were reclassified to "patents and other intangible assets".


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

General

Versus Technology, Inc. (Versus) and its wholly-owned subsidiary, Olmsted Engineering co. (Olmsted), collectively referred to as "the Company" operate in two business segments: security; and systems design and engineering. All Company operations are located in one facility in Traverse City, Michigan.

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

The following discussion and analysis focuses on the significant factors which affected the Company's consolidated financial statements during first quarter of fiscal 1997, with comparisons to first quarter of fiscal 1996 where appropriate. It also discusses the Company's liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

The following table sets forth selected financial data for the Company for the two fiscal quarters:


(in thousands except per share amounts)

THREE MONTHS ENDED JANUARY 31,             1997         1996
________________________________________________________________
STATEMENT OF OPERATIONS DATA
Net sales                                $   391       $    35
Net loss                                  (  394)       (  385)
Net loss per common share                   (.01)         (.02)
Weighted average number of common
     shares outstanding                 36,550,700    18,910,697

BALANCE SHEET DATA:                  JANUARY 31,1997 OCTOBER 31,1996

Working capital                          $3,215,000   $4,076,000
Total assets                              9,539,000    8,787,000
Total liabilities                         1,399,000    1,266,000
Shareholders' equity                      8,140,000    7,521,000




Results of Operations
---------------------

Three Months Ended January 31, 1997 and January 31, 1996
--------------------------------------------------------
Total sales for the first quarter of fiscal 1997 of $391,000 were $356,000 above sales of $35,000 for the corresponding quarter in fiscal 1996. This increase is primarily due to significant growth in sales of the infrared tracking systems and Olmsted sales included in the first quarter 1997 that were not included in the first quarter of 1996 (part of the acquisition). Of the total sales in the first quarter of fiscal 1997, approximately 45% were attributable to infrared tracking system sales, 48% to Olmsted sales, and 7% to cellular Sales. The Company is continuing its development and marketing of infrared products and expects this product line to be the Company's primary focus in fiscal 1997. The Company's marketing staff has now been developed, and a distributor agreement has been established, which provide a foundation for future marketing and sales efforts.

Cost of sales as a percentage of sales in the first quarter of fiscal 1997 decreased to 49% from 83% for the same quarter in fiscal 1996. This change was attributable to the increase in infrared sales and the inclusion of Olmsted sales in first quarter fiscal 1997, both of which had a higher gross profit margin.

The Company's selling, general and administrative expenses for the first quarter of fiscal 1997 increased $299,000, or 109%, over the first quarter of fiscal 1996. This increase was primarily due to the Company's acquisition of Olmsted in August 1996, and the inclusion of the expenses for Olmsted's operations in the consolidated financial statements in 1997. Research and development expenses for the first quarter of fiscal 1997 were $98,000 compared to $160,000 for the first quarter of fiscal 1996. The Company's acquisition of Olmsted, the Company's primary source of research and development for the IR Tracking System in the first quarter of fiscal 1996, resulted in significantly reduced research and development costs in the first quarter of fiscal 1997.

In the first quarter of fiscal 1997, other income, net increased 17,000, or 100%, from 1996 levels due primarily to the increase in interest earned on the proceeds from the August 1996 private placement.

Liquidity and Capital Resources
-------------------------------

During the three months ended January 31, 1997, the Company relied on cash balances from the most recent private placement offering in August 1996, which generated net proceeds of $5.2 million. The Company believes that the combination of the above working capital and cash generated from operations should be sufficient to meet projected cash needs over the next nine (9) months.

As previously discussed, as of January 31, 1997, the Company and PTFM signed an Agreement (License Agreement) for the Company to become the exclusive licensee of PTFM`s patents and other intellectual property rights related to infrared tracking technology for ten years, and non-exclusive thereafter. PTFM has previously been a supplier of infrared components to the Company.

Concurrent with executing the License Agreement, a short-term (one year) Engineering and License Agreement (Engineering Agreement) was entered into by the parties to assist the Company in the technology transfer and to support the Company in use and development of the technology.

In consideration of the License Agreement, based on negotiations between the parties, the Company agreed to pay $500,000 in cash and 1.6 million restricted shares of the Company's common stock.

Under the Engineering Agreement, the Company is required to reimburse PTFM for expenses incurred in providing the services covered by the agreement. Such expense reimbursement payments are estimated at $40,000 per month during the one-year term, with additional reimbursement of authorized expenses as applicable.



     Significant liquidity factors are as follows:

                             January 31,     October 31,
                                  1997           1996
                                  ----           ----
     Current ratio               3.30:1          4.2:1
     Quick ratio                 3.18:1          4.0:1



PART II - OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings
------

     The following is a summary of the material litigation in which the Company is currently engaged.


      1.  Theodore London et al v. Versus Technology, Inc.

          Complaint filed:  November, 1996
          Court:   Supreme Court of the State of New York
          Index No.:  96-120758

          Jack Lazarus, et al. v. Versus Technology, Inc.

          Complaint filed:  January 21, 1997
          Court:  Supreme Court of the State of New York
          Index No.:  97600295

     Plaintiffs in these nearly identical actions allege that Versus allowed certain warrants to expire which the Plaintiffs held and that the Plaintiffs were damaged by the warrants' expiration. Plaintiffs also allege that the Company breached the Warrant Agreement pursuant to which the warrants were issued to Plaintiffs and claim that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the Warrant Agreement. The Plaintiffs allege this action should be tried as a class action, and allege that they are appropriate representatives of the class. Plaintiffs further allege their claims are substantially identical to the claims made by another plaintiff in prior litigation, which involved only 300,000 of the 2,233,800 Class A warrants. Apparently, the Plaintiffs believe the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company had for the 300,000 warrants relating to the prior litigation. Each plaintiff seeks certification as a class action. The Company disputes the material allegations of the Complaints and intends to vigorously defend itself against this matter.

      2. Josaphat Plater-Zybeck, Jr. v. Versus Technology, Inc.

         Complaint filed:  January 24, 1997
         Court:  United States District Court for the Eastern
         District of Pennsylvania
         Civil Action No.  97-CV-519

     This action was filed by a former employee of the company alleging wrongful discharge. The termination occurred prior to the Company's current President and Chief Executive Officer assuming that position. The Company disputes the central allegations of the Complaint. The Company believes that should any judgment be rendered against the Company in this matter, it will be less than $200,000.


Item 2 - Changes in Securities

As of January 31, 1997, 1,600,000 restricted shares of common stock were issued to PTFM, a former supplier of components, in consideration of a License Agreement for the Company to become a licensee of certain PTFM patents and other intellectual property rights related to infrared tracking technology.
The Company has agreed to enter into a Registration Rights Agreement with PTFM with respect to these shares. The Company relied on the exemption afforded by
Section 4(2) of the 1933 Securities Act as amended, in issuance of these shares without registration, as it constituted a sale to one entity that was completely familiar with the Company's principal business and who was given copies of the Company's 1934 act filing prior to purchase.

Item 6 (a) Exhibits

Exhibit 27 - Financial Data Schedule

Exhibit 99 (1) - Press Release - Version 2.5 of Nightingale
                 Infrared Tracking System released

Exhibit 99 (2) - Press Release - Foote Hospital Upgrades Infrared
                 Tracking System

Exhibit 99 (3) - Press Release - VA Medical Center in Ann Arbor
                 installs Nightingale Infrared Tracking System

Item 6(b) - Reports on Form 8-K

Form 8-K, Item 2 - January 31, 1997

The Company announced the signing of a License Agreement with PTFM for the Company to become the exclusive licensee of PTFM`s patents and other intellectual property rights related to infrared tracking technology for a ten year period, and non-exclusive thereafter, and the signing of a short-term (one year) Engineering and License Agreement entered into by the parties to assist the Company in the technology transfer and to support the Company in use and development of the technology.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 VERSUS TECHNOLOGY, INC.
                        ----------------------------------------
                                       (Registrant)



                    By: GARY T. GAISSER
                        ----------------------------------------
                        Gary T. Gaisser
Officer                 President and Chief Executive Officer


                    By: DEBRA A. BOYER
                        ----------------------------------------
                        Debra A. Boyer
                        Chief Financial Officer,
                        and Principal Accounting Officer



March 21, 1997