Form 10QSB
period 1997-04-30
VERSUS TECHNOLOGY INC
filed 1997-06-16
CIK 842638

SECURITIES AND EXCHANGE COMMISSION PRIVATE
                     Washington, D. C. 20549

                           FORM 10-QSB


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED April 30, 1997

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-17500


                     VERSUS TECHNOLOGY, INC.
     (Exact name of Small Business Issuer as specified in its charter)


           Delaware                           22-2283745
(State or other jurisdiction of           (I. R. S. Employer
 Incorporation or Organization)         Identification Number)


                    2600 Miller Creek Road
                  Traverse City, Michigan 49684
            (Address of principal executive offices)


                          616-946-5868
                 Registrant's telephone number


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                       Yes    X       No      .


Number of shares of Common Stock, par value $.01 per share, outstanding as of June 12, 1997: 38,158,549.

Transitional small business disclosure format:

                                 Yes_____    No __X__

                     VERSUS TECHNOLOGY, INC.

                            Index



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:

       Consolidated Balance Sheets as of
         April 30, 1997 (Unaudited) and
         October 31, 1996

       Consolidated Statements of Operations
         for the three and six months ended
         April 30, 1997 and 1996 (Unaudited)

       Consolidated Statement of Cash Flows for
         the six months ended
    April 30, 1997 and 1996 (Unaudited)

       Notes to Consolidated Financial Statements

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings

     Item 4 - Submission of Matters to a Vote of Security Holders
     Item 5 - Other Information

     Item 6 - Exhibits and Reports on Form 8-K

     Signatures













                    VERSUS TECHNOLOGY, INC.
 Consolidated Balance Sheets

ASSETS
                                  April 30,       October 31,
                                    1997             1996
                                  (Unaudited)
Current Assets
  Cash and cash equivalents        $  3,188,000    $  4,931,000
  Accounts receivable,
    net of allowance for doubtful
    accounts of $53,000 at April
    30, 1997 and October 31, 1996       289,000         154,000
  Notes receivable, net                  52,000          32,000
  Inventories - purchased parts
      and assemblies                    136,000         145,000
  Prepaid expenses and other
    current assets                      107,000          80,000

          Total Current Assets        3,772,000       5,342,000

Notes Receivable, net                     -              19,000

Property and Equipment, net
   of accumulated depreciation
   of $178,000 and $155,000             307,000         270,000

Software Development Costs,
    net of accumulated amortization
    of $50,000 and $12,000              550,000         588,000

Goodwill, net of accumulated
    amortization of $104,000 and
    $26,000                           2,235,000       2,313,000

Patents and Other Intangible Assets,
    net of accumulated amortization
    of $237,000 and $170,000          1,729,000         255,000


                                    $ 8,593,000    $  8,787,000











                                    April 30,       October 31,
                                      1997            1996
                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current Liabilities
  Accounts payable                 $    418,000     $   748,000
  Accounts payable, PTFM                250,000            -
  Accrued expenses                      280,000         135,000
  Deferred revenue-customer
   advance payments                       3,000          16,000
  Note payable -- current portion       344,000         367,000

          Total Current Liabilities   1,295,000       1,266,000

          Total Liabilities           1,295,000       1,266,000



Shareholders' Equity
  Common stock, $.01 par value;
    50,000,000 shares authorized;
    38,113,549 and 36,543,573
    shares issued and outstanding       381,000         366,000
  Additional paid-in capital         32,868,000      31,910,000
  Accumulated deficit               (25,779,000)    (24,532,000)
  Unearned compensation                (172,000)    (   223,000)

          Total Shareholders'
            Equity                    7,298,000       7,521,000

                                   $  8,593,000    $  8,787,000

See accompanying notes to consolidated financial statements.

                     VERSUS TECHNOLOGY, INC.
              Consolidated Statement of Operations
                          (Unaudited)

                        Three Months Ended       Six Months Ended
                            April 30,               April 30,
                        1997          1996      1997       1996
Net Sales                $295,000       $58,000    $686,000   $ 93,000

Cost of sales             149,000        35,000     339,000     64,000

Gross profit              146,000        23,000     347,000     29,000

Operating Expenses
  Research & development   47,000       131,000     145,000    291,000
  Sales, general and
    administrative        905,000       280,000   1,391,000    520,000
  Litigation defense
    costs, settlements
    and judgments          78,000        33,000     123,000     41,000
                        1,030,000       444,000   1,659,000    852,000

Loss From Operations     (884,000)    (421,000) (1,312,000)  (823,000)

Other Income (Expense)
  Interest income          39,000       13,000      85,000     36,000
  Interest expense         (9,000)     (15,000)    (14,000)   (16,000)
  Other, net                1,000        5,000     ( 6,000)      -
                           31,000        3,000      65,000     20,000

Net Loss                $(853,000)  $(  18,000)$(1,247,000) $(803,000)

Net Loss Per Share      $    (.02)   $    (.02) $     (.03) $    (.04)

     See accompanying notes to consolidated financial statements.



















                           VERSUS TECHNOLOGY, INC.
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                 Six Months Ended
                                                     April 30
                                              1997               1996
Cash flows from operating activities:
  Net Loss                                    $(1,247,000)   $803,000)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization               206,000      32,000
      Change in unearned compensation              25,000         -
      Loss on sale of equipment                     7,000         -

  Changes in operating assets and
    liabilities:
      Accounts receivable                        (135,000)     75,000
      Inventories                                   9,000     (26,000)
      Prepaid expenses and
        other current assets                      (52,000)   (105,000)
      Accounts payable and
        other liabilities                        (332,000)   (169,000)
      Accrued expenses                            145,000     (23,000)
      Deferred revenues- customer
        advance payments                          (13,000)     (9,000)
    Total adjustments                            (140,000)   (225,000)
    Net cash used in operating activities      (1,387,000) (1,028,000)

Cash flows from investing activities
  Changes in note receivable                       (1,000)       -
  Payment for acquisition of license to
    intellectual property and associated
    costs                                        (265,000)       -
  Additions to property and equipment             (75,000)    (66,000)
  Proceeds from sale of equipment                   8,000        -
  Additions to deferred charges and
    other assets                                     -        (59,000)

Net cash provided by investing activities        (333,000)   (125,000)




Cash flows from financing activities
Payments on notes payable                      $(23,000)   $(28,000)
Purchase of treasury stock                         -        (85,000)

Net cash used in financing activities           (23,000)   (113,000)

Net decrease in cash and cash equivalents    (1,743,000) (1,266,000)

Cash and cash equivalents,
  beginning of period                         4,931,000   1,998,000
Cash and cash equivalents,
  end of period                              $3,188,000  $  732,000

Supplemental disclosures of
  cash flow information

Cash paid during the period for interest          $7,000    $15,000

During the first six months of fiscal 1997 the Company repurchased non-vested Employee Incentive Stock from terminated employees at par value, pursuant to the 1996 Incentive Restricted
Stock Bonus Plan, canceling the unearned compensation of $26,000 related to these shares.

Effective January 31, 1997 the Company acquired a license to intellectual property from Precision Tracking, FM, Inc. for consideration of 1,600,000 shares of common stock, valued for accounting purposes at $1,000,000, and $500,000 of which $250,000 was paid during the quarter ended April 30, 1997 and $250,000 is recorded as Accounts Payable, PTFM at April 30,1997. Expenses related to the acquisition totaling $15,000 were capitalized and $25,000 of prepaid royalties were re-classified from prepaid expenses to intellectual properties to be amortized over 10 years.

     See accompanying notes to consolidated financial statements.






         VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
                          April 30, 1997
                            (Unaudited)



Note 1    Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended October 31, 1996 of Versus Technology, Inc. and subsidiary (the Company), as filed with the Securities and Exchange Commission. The October 31, 1996 balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles as filed in the Company's Annual Report on Form 10-KSB referenced above.

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 1997, the results of operations for the three months and six months ended April 30, 1997 and 1996 and cash flows for the six months ended April 30, 1997 and 1996. The results of operations for the three months and six months ended April 30, 1997, are not necessarily indicative of the results to be expected for the full year.

Note 2    Acquisition

As described more fully in Note 3 to the Consolidated Financial Statements included in the Form 10-KSB for the year ended October 31, 1996, on August 26, 1996, the Company acquired Olmsted Engineering, Co. in a transaction accounted for using the purchase method. While the acquisition occurred on August 26, 1996, the following pro forma information reflects operations for the three months and six months ended April 30, 1996 as if the acquisition took place on November 1, 1995.

                                   Three Months   Six Months

Net sales                          $ 184,000      $ 345,000
Net loss                            (466,000)      (900,000)
Net loss per common share               (.02)          (.04)



Note 3    Contingencies

     Litigation

     The following summarizes changes in material litigation from that disclosed in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996:

In May 1997, the Company filed a malpractice law suit against one of its former law firms, seeking indemnity against any loss the Company might incur in connection with the foregoing class action law suits, and also seeking equitable relief against the claim by the law firm that the Company is indebted to the law firm for prior legal services.

Note 4   Related Party Transactions

The President and Chief Executive Officer of the Company was also the Chief Executive Officer, a member of the Board of Directors and a stockholder of Olmsted which was acquired by the Company effective August 26, 1996.

Olmsted provided a number of resources to the Company for the period ended April 30, 1996 including research and development, pass-through billings, use of office space and development of a business plan. Related party billings for the three months and six months ended April 30, 1996 totaled $160,000 and $437,000 respectively.

The Company believes that services provided by Olmsted were negotiated at arm's length at the fair value of goods and services received.

The Company and Olmsted moved their principal operating facilities in December 1996 to a building which is beneficially owned by the Company's President. The Company and Olmsted have entered into separate five-year lease agreements calling for aggregate annual rents of $111,000, increasing 4% annually after the first year. The Company and Olmsted have made combined non refundable contributions to leasehold improvements amounting to $104,000, in accordance with terms of the lease agreements. Rent expense for the quarter and six months ended April 30, 1997 amounted to $27,750 and $48,750, of which $39,750 applied to the lease of the new facility from December 20, 1996 to April 30, 1997.


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

Versus develops and markets products using infrared technology for the health care industry and other markets located throughout
North America. These products permit the instantaneous identification and tracking of the location of people and equipment, and can be used to control access and permit instantaneous two-way communication. Versus also develops, markets and integrates cellular products for the security industry.

Versus acquired Olmsted in August 1996. Olmsted writes and maintains complex software programs for the computer-aided design and computer-aided manufacturing (CAD/CAM) industry. It sells its own software under the ACU.CARV name, resells third party software and provides systems support services throughout North America. It receives monthly maintenance and enhancement fees from customers in order to receive technical support and semi-annual releases. Olmsted also provides software programming services to Versus.

The following discussion and analysis focuses on the significant factors which affected the Company's consolidated financial statements during the three months and six months ended April 30, 1997, with comparisons to similar periods in 1996 where appropriate. It also discusses the Company's liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB and the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended October 31, 1996.


The following table sets forth selected financial data for the
Company:


(in thousands except per share amounts)

                                      Three Months Ended     Six Months Ended
                                      1997          1996     1997        1996

Statement of Operations
Data
Net sales                            $295         $ 58       $686      $ 93
Net loss                             (853)        (418)    (1,247)     (803)
Net loss per common share            (.02)        (.02)      (.03)     (.12)
Weighted average number
of common shares
outstanding                    38,120,387   18,485,697 37,322,535 18,697,197

Balance Sheet Data:                April 30,1997  October 31,1996
Working capital                      $2,477,000       $4,076,000
Total assets                          8,593,000        8,787,000
Total liabilities                     1,295,000        1,266,000
Shareholders' equity                  7,298,000        7,521,000

Results of Operations

Three Months Ended April 30, 1997 and April 30, 1996

Net sales for the second quarter of fiscal 1997 of $295,000 were $237,000 above sales of $ 58,000 for the corresponding quarter in fiscal 1996. This increase is primarily due to the addition of Olmsted sales and growth in sales of the infrared tracking systems with sales generated from the PTFM relationship. Of the total sales in the second quarter of fiscal 1997, approximately 22% were attributable to infrared tracking system sales, 68% to Olmsted sales, and 10% to cellular sales. The Company is continuing its development and marketing of infrared products and expects this product line to be the Company's primary focus in fiscal 1997. The Company's marketing staff has now been developed and a distributor agreement has been established, which provide a foundation for future marketing and sales efforts.

Cost of sales as a percentage of sales in the second quarter of fiscal 1997 decreased to 51% from 60% for the same quarter in fiscal 1996. This change was largely attributable to the increase in infrared sales and the inclusion of Olmsted sales in second quarter fiscal 1997, both of which had higher gross profit margins.

The Company's selling, general and administrative expenses for the second quarter of fiscal 1997 increased $625,000, or 223%, over the second quarter of fiscal 1996. This increase was primarily due to the Company's acquisition of Olmsted in August 1996, and the inclusion of the expenses for Olmsted's operations in the consolidated financial statements in 1997. Research and development expenses for the second quarter of fiscal 1997 were $47,000 compared to $131,000 for the second quarter of fiscal 1996. The Company's acquisition of Olmsted, the Company's primary source of research and development for the IR Tracking System in the first quarter of fiscal 1996, resulted in reduced research and development costs in the second quarter of fiscal 1997.

In the second quarter of fiscal 1997, other income, net increased
$28,000, or 10 times the 1996 level due primarily to the increase in interest earned on the proceeds from the August 1996 private placement.

Six Months Ended April 30, 1997 and April 30, 1996

Net sales for the six months ended April 30, 1997 were $686,000 or 7 times the 1996 level of $93,000. Infrared tracking sales, which totaled $235,000 are up significantly from the 1996 levels. Sales for 1997 reflect $235,000 of infrared sales and $391,000 in Olmsted sales. The sales mix for the first six months of 1997 was 34% infrared, 9% cellular and 57% Olmsted services and products. The Company continued development of its marketing and distribution channels. The January agreement with Precision Tracking added significantly to its infrared tracking distribution network.

Cost of sales as a percentage of sales decreased 20% from the 1996 level of 69% to 49% in the first six months of 1997. This decrease was attributable to the inclusion of sales generated from the PTFM relationship and Olmsted sales in the 1997 results. The Olmsted sales are relatively high margin sales. The Precision Tracking agreements resulted in Versus not expending royalty payments (previously included in inventory and cost of sales) to PTFM as was the case in 1996.

The Company`s selling, general and administrative expenses increased from $520,000 in the first six months of 1996 to $1,391,000 for the similar period in 1997. The increase was primarily due to the inclusion of Olmsted Engineering expenses in 1997 and Precision Tracking costs associated with the Precision Tracking Engineering Agreement. Research and development costs decreased $146,000 (50%) from the 1996 level. As mentioned earlier, the Company`s acquisition of Olmsted Engineering reduced research and development costs for the first six months of 1997.

Other income, net increased $45,000 or 225% over the first six months of 1996. Interest earned on funds from the August 1996 private placement was the primary cause of the increase.

Liquidity and Capital Resources

During the three months ended April 30, 1997, the Company relied on cash balances from the most recent private placement offering in August 1996, which generated net proceeds of $5.2 million. The Company believes that current working capital should be sufficient to meet projected cash needs over the next six months.

As discussed in prior filings, as of January 31, 1997, the Company and PTFM signed an Agreement (License Agreement) for the Company to become the exclusive licensee of PTFM`s patents and other intellectual property rights related to infrared tracking technology for ten years, and non-exclusive thereafter. PTFM has previously been a supplier of infrared components to the Company.

Concurrent with executing the License Agreement, a one year Engineering and License Agreement (Engineering Agreement) was entered into by the parties to assist the Company in the technology transfer and to support the Company in use and development of the technology.

In consideration of the License Agreement, based on negotiations between the parties, the Company agreed to pay $500,000 in cash and 1.6 million restricted shares of the Company`s common stock. During the quarter ended April 30, 1997, $250,000 of the $500,000 obligation was paid. The remaining $250,000 is required to be paid on the completed transfer date, defined in the contract as the date PTFM certifies all knowledge has been transferred.
Under the Engineering Agreement, the Company is required to reimburse PTFM for expenses incurred in providing the services covered by the agreement. Such expense reimbursement payments are estimated at $40,000 per month during the one-year term, with additional reimbursement of authorized expenses as applicable.

     Significant liquidity factors are as follows:

                                  April 30,     October 31,
                                    1997           1996
       Current ratio               2.9:1          4.2:1
       Quick ratio                 2.7:1          4.0:1


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


     The following summarizes changes in material litigation from that disclosed in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996:

        Versus Technology, Inc. v. Duane, Morris & Hecksher:

        Complaint filed:   May 23, 1997
        Court:  United States District Court for the Southern
                District of New York
        Civil Action No.  97 Civ. 3798

     The Company has filed a malpractice law suit against one of its former law firms, seeking indemnity against any loss the Company might incur in connection with the class action law suits (referenced in the Company's October 31, 1996 Annual Report on Form 10-KSB) and also seeking equitable relief against the claim that the Company is indebted to the law firm for prior legal services.


Item 4 - Submission of Matters to a Vote of Security Holders

The following directors, which comprised all of the current
directors of the Company, were elected at the 1997 Annual Meeting of Shareholders of Versus Technology, Inc. held on Friday May 9,
1997:   Julian C. Schroeder, Gary T. Gaisser and Elliot G.
Eisenberg.

Total shares voted were 23,297,208 (61%). The tabulation of votes was as follows:

                                FOR           WITHHELD/AGAINST
Julian C. Schroeder           23,221,958           75,250
Gary T. Gaisser               23,221,958           75,250
Elliot G. Eisenberg           23,221,958           75,250


Item 5 - OTHER INFORMATION

Registration on Form SB-2

Pursuant to private placements of its securities in 1995 and 1996 the Company entered into registration rights agreements with the purchasers of the Company`s Common Stock. Additional restricted shares were received by Olmsted shareholders in the August 26, 1996 merger. Restricted shares were sold to Precision Tracking FM, Inc. (PTFM) to acquire certain intellectual property used in the infrared tracking business. Restricted shares were delivered in satisfaction of the indebtedness owed to one other person. During the second quarter the Company has registered for resale a portion of these shares. All of the net proceeds from the offering registered will be received by the Selling Shareholders of the securities. The total number of shares which may be offered pursuant to the Prospectus filed is 12,648,000 shares of common stock. Of these shares, 1,600,000 are restricted from sale prior to October 1, 1997 (the PTFM shares).

During the second quarter of fiscal year 1997 the Company expended $48,000 in professional fees for preparation of the required Prospectus for registration of the shares referenced above.

Item 6 (a) Exhibits

  Exhibit 11 - Statement re Computation of Per Share Earnings

  Exhibit 27 - Financial Data Schedule

Item 6 (b) Reports on Form 8-k

  There were no reports on Form 8-K during the 3 months ended
  April 30, 1997


                         SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VERSUS TECHNOLOGY, INC.
                                         (Registrant)


                         By: GARY T. GAISSER
                             Gary T. Gaisser
                             President and
                             Chief Executive Officer


                         By: ROBERT BUTLER
                             Robert Butler
                             Controller and
                             Principal Accounting Officer



June 16, 1997