Form 10QSB/A
period 1997-04-30
VERSUS TECHNOLOGY INC
filed 1997-07-03
CIK 842638

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

                     VERSUS TECHNOLOGY, INC.
              Consolidated Statement of Operations
                          (Unaudited)

                        Three Months Ended       Six Months Ended
                            April 30,               April 30,
                        1997          1996      1997       1996
Net Sales                $295,000       $58,000    $686,000   $ 93,000

Cost of sales             149,000        35,000     339,000     64,000

Gross profit              146,000        23,000     347,000     29,000

Operating Expenses
  Research & development   47,000       131,000     145,000    291,000
  Sales, general and
    administrative        905,000       280,000   1,391,000    520,000
  Litigation defense
    costs, settlements
    and judgments          78,000        33,000     123,000     41,000
                        1,030,000       444,000   1,659,000    852,000

Loss From Operations     (884,000)     (421,000) (1,312,000)  (823,000)

Other Income (Expense)
  Interest income          39,000        13,000      85,000     36,000
  Interest expense         (9,000)      (15,000)    (14,000)   (16,000)
  Other, net                1,000         5,000     ( 6,000)      -
                           31,000         3,000      65,000     20,000

Net Loss                $(853,000)   $( 418,000)$(1,247,000) $(803,000)

Net Loss Per Share      $    (.02)   $    (.02) $     (.03) $    (.04)

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

The Company believes that services provided by Olmsted were negotiated at arms length at the fair value of goods and services received.

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


The following table sets forth selected financial data for the
Company:


(in thousands except per share amounts)

                                      Three Months Ended     Six Months Ended
                                      1997          1996     1997        1996

Statement of Operations
Data
Net sales                            $295         $ 58       $686       $ 93
Net loss                             (853)        (418)    (1,247)      (803)
Net loss per common share            (.02)        (.02)      (.03)      (.04)
Weighted average number
of common shares
outstanding                    38,120,387   18,485,697 37,322,535 18,697,197

Balance Sheet Data:                April 30,1997  October 31,1996
Working capital                      $2,477,000       $4,076,000
Total assets                          8,593,000        8,787,000
Total liabilities                     1,295,000        1,266,000
Shareholders' equity                  7,298,000        7,521,000

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

The Company's selling, general and administrative expenses increased from $520,000 in the first six months of 1996 to $1,391,000 for the similar period in 1997. The increase was primarily due to the inclusion of Olmsted Engineering expenses in 1997 and Precision Tracking costs associated with the Precision Tracking Engineering Agreement. Research and development costs decreased $146,000 (50%) from the 1996 level. As mentioned earlier, the Company's acquisition of Olmsted Engineering reduced research and development costs for the first six months of 1997.

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


Item 5 - OTHER INFORMATION

Registration on Form SB-2

Pursuant to private placements of its securities in 1995 and 1996 the Company entered into registration rights agreements with the purchasers of the Company's Common Stock. Additional restricted shares were received by Olmsted shareholders in the August 26, 1996 merger. Restricted shares were sold to Precision Tracking FM, Inc. ("PTFM") to acquire certain intellectual property used in the infrared tracking business. Restricted shares were delivered in satisfaction of the indebtedness owed to one other person. During the second quarter the Company has registered for resale a portion of these shares. All of the net proceeds from the offering registered will be received by the Selling Shareholders of the securities. The total number of shares which may be offered pursuant to the Prospectus filed is 12,648,000 shares of common stock. Of these shares, 1,600,000 are restricted from sale prior to October 1, 1997 (the PTFM shares).

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