Form 10QSB
period 1997-07-31
VERSUS TECHNOLOGY INC
filed 1997-09-16
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED July 31, 1997

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

Yes    X       No

Number of shares of Common Stock, par value $.01 per share, outstanding as of September 12, 1997: 38,157,149.

Transitional small business disclosure format:

Yes_____    No __X__


VERSUS TECHNOLOGY, INC.

Index



PART I - FINANCIAL INFORMATION

            Item 1 - Financial Statements:

                         Consolidated Balance Sheets as of
                             July 31, 1997 (Unaudited) and
                             October 31, 1996

                         Consolidated Statements of Operations
                             for the three and nine months ended
                             July 31, 1997 and 1996 (Unaudited)

                         Consolidated Statement of Cash Flows for
                             the nine months ended
                             July 31, 1997 and 1996 (Unaudited)

                         Notes to Consolidated Financial Statements

            Item 2 - Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations


PART II - OTHER INFORMATION

            Item 1 - Legal Proceedings

            Item 6 - Exhibits and Reports on Form 8-K

            Signatures

VERSUS TECHNOLOGY, INC.
 Consolidated Balance Sheets

ASSETS
                                             July 31,        October 31,
                                               1997             1996
                                           (Unaudited)
Current Assets
  Cash and cash equivalents                $ 2,884,000     $  4,931,000
  Accounts receivable,
    net of allowance for doubtful
    accounts of $68,000 at July 31,
    1997 and $53,000 October 31, 1996          265,000          154,000
  Notes receivable, net                         47,000           32,000
  Inventories - purchased parts
     and assemblies                            154,000          145,000
  Prepaid expenses and other
     current assets                             82,000           80,000

          Total Current Assets               3,432,000        5,342,000

Notes Receivable, net                             -              19,000

Property and Equipment, net
    of accumulated depreciation
    of $178,000 and $155,000                   298,000          270,000

Software Development Costs,
    net of accumulated amortization
    of $69,000 and $12,000                     531,000          588,000

Goodwill, net of accumulated
    amortization of $143,000 and
    $26,000                                  2,196,000        2,313,000

Patents and Other Intangible Assets,
    net of accumulated amortization
    of $291,000 and $170,000                 1,675,000          255,000


                                           $ 8,132,000     $  8,787,000


LIABILITIES AND SHAREHOLDERS'
EQUITY

                                             July 31,        October 31,
                                               1997             1996
                                          (Unaudited)

Current Liabilities
  Accounts payable                         $   357,000     $    748,000
  Accounts payable, PTFM                       250,000             -
  Accrued expenses                             274,000          135,000
  Deferred revenue-customer
    advance payments                           369,000           16,000
  Note payable -- current portion              344,000          367,000

          Total Current Liabilities          1,594,000        1,266,000

          Total Liabilities                  1,594,000        1,266,000



Shareholders' Equity
  Common stock, $.01 par value;
  50,000,000 shares authorized;
  38,157,149 and 36,543,573 shares
  issued and outstanding                       381,000          366,000
  Additional paid-in capital                32,888,000       31,910,000
  Accumulated deficit                      (26,575,000)     (24,532,000)
  Unearned compensation                       (156,000)        (223,000)

          Total Shareholders' Equity         6,538,000        7,521,000

                                           $ 8,132,000     $  8,787,000

See accompanying notes to consolidated financial statements.

VERSUS TECHNOLOGY, INC.
Consolidated Statement of Operations
(Unaudited)

                          Three Months Ended        Nine Months Ended
                                July 31,                July 31,
                         1997            1996     1997             1996
Net Sales                $306,000    $ 67,000     $992,000     $160,000

Cost of sales             146,000      60,000      485,000      124,000

Gross profit              160,000       7,000      507,000       36,000

Operating Expenses
  Research & development   43,000     123,000      188,000      415,000
  Sales, general and
    administrative        926,000     267,000    2,317,000      785,000
  Litigation defense
    costs, settlements
    and judgments          21,000      12,000      144,000       53,000
                          990,000     402,000    2,649,000    1,253,000

Loss From Operations     (830,000)   (395,000)  (2,142,000)  (1,217,000)

Other Income (Expense)
  Interest income          34,000       5,000      119,000       41,000
  Interest expense         (6,000)    (16,000)     (20,000)     (32,000)
  Other, net                5,000        -          (1,000)  (    -    )
                           33,000     (11,000)      98,000        9,000

Net Loss                $(797,000)  $(406,000) $(2,044,000) $(1,208,000)

Net Loss Per Share    $    (.02)  $    (.02)  $     (.05)   $    (.06)

     See accompanying notes to consolidated financial statements.

VERSUS TECHNOLOGY, INC.
Consolidated Statements of Cash Flow
(Unaudited)

                                                 Nine Months Ended
                                                     July 31,
                                                1997          1996
Cash flows from operating activities:
Net Loss                                   $(2,044,000)    $(1,208,000)

Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                344,000          49,000
  Change in unearned compensation               35,000            -
  Directors' compensation                       26,000            -
  Loss on sale of equipment                      2,000            -

Changes in operating assets and
  liabilities:
  Accounts receivable                         (111,000)         56,000
  Inventories                                   (9,000)        (33,000)
  Prepaid expenses and other current
  assets                                       (27,000)        (70,000)
  Accounts payable and other liabilities      (391,000)       (222,000)
  Accrued expenses                             139,000         (18,000)
  Deferred revenues- customer advance
  payments                                     353,000          (9,000)
  Total adjustments                            361,000        (247,000)
    Net cash used in operating activities   (1,683,000)     (1,455,000)

Cash flows from investing activities:
  Changes in notes receivable                    4,000            -
  Payment for acquisition of license to
    intellectual property and associated
    costs                                     (265,000)           -
  Additions to property and equipment          (95,000)        (72,000)
  Proceeds from sale of equipment               15,000            -
  Additions to deferred charges and
    other assets                                  -            (59,000)
  Net cash provided by investing
    activities                                (341,000)       (131,000)

Cash flows from financing activities:
  Payments on notes payable                    (23,000)        (56,000)
  Purchase of treasury stock                      -            (85,000)
  Issuance of common stock                        -            159,000
  Net cash provided by (used in)
    financing activities                       (23,000)         18,000


Net decrease in cash and cash
  equivalents                               (2,047,000)     (1,568,000)

Cash and cash equivalents,
  beginning of period                        4,931,000       1,998,000
Cash and cash equivalents,
  end of period                             $2,884,000        $430,000

Supplemental disclosures of cash flow
  information

Cash paid during the period for interest        $7,000         $32,000

During the first nine months of fiscal 1997 the Company repurchased non-vested Employee Incentive Stock from terminated employees at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan, canceling the unearned compensation of $39,000 related to those shares.

Effective January 31, 1997, the Company acquired a license to intellectual property from Precision Tracking, FM, Inc. for consideration of 1,600,000 shares of common stock, valued for accounting purposes at $1,000,000, and $500,000 of which $250,000 was paid during the quarter ended April 30, 1997 and $250,000 is recorded as Accounts Payable, PTFM at July 31,1997. Expenses related to the acquisition totaling $15,000 were capitalized and $25,000 of prepaid royalties were re-classified from prepaid expenses to intellectual properties to be amortized over 10 years.

     See accompanying notes to consolidated financial statements.

VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
July 31, 1997
(Unaudited)
================================================================
Note 1    Basis of Presentation

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 1997, the results of operations for the three months and nine months ended July 31, 1997 and 1996 and cash flows for the nine months ended July 31, 1997 and 1996. The results of operations for the three months and nine months ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2    New Accounting Standards Not Yet Adopted

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The statement requires the presentation of both basic and diluted EPS on the face of the statement of operations with a supplementary reconciliation of the numerators and denominators used in the calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Had SFAS No. 128 been required to be implemented for the quarter ended July 31, 1997 there would have been no effect on EPS.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for prior years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

Note 3    Acquisition

As described more fully in Note 3 to the Consolidated Financial Statements included in the Form 10-KSB for the year ended October 31, 1996, on August 26, 1996, the Company acquired Olmsted Engineering, Co. in a transaction accounted for using the purchase method. While the acquisition occurred on August 26, 1996, the following pro forma information reflects operations for the three and nine months ended July 31, 1996 as if the acquisition took place on November 1, 1995.

                            Three Months                  Nine Months

Net Sales                     $193,000                     $538,000
Net Loss                      (454,000)                  (1,354,000)
Net Loss per Common Share       (.02)                        (.06)

Note 4    Notes Payable

Term Note

On August 1, 1995, the Company signed a note payable to one of its former law firms for $449,000 as partial payment of fees billed. The note bears interest at a specified bank's prime rate, 8.50% at July 31, 1997, and requires monthly installments of $10,000 each, including interest, commencing on December 1, 1995, with a balloon payment for the remaining balance due on January 1, 1997. The note, amounting to $344,000 and $367,000 at July 31, 1997 and October 31, 1996,
respectively, is secured by a portion of the Company's patents and intellectual property. Approximately $150,000 of additional fees to the same law firm are included in accounts payable at July 31, 1997 and October 31, 1996.

In May 1997, the Company filed a malpractice law suit against the former law firm, seeking indemnity against any loss the Company might incur in connection with certain class action law suits, and also seeking equitable relief against the claim by the law firm that the Company is indebted to the law firm for prior legal services. Management intends to dispute the amount and terms of payment of the remaining unpaid balances. Any adjustment of the unpaid balance will be recognized in the period in which the Company is released from its obligation.

Note 5    Contingencies


Litigation

In addition to the litigation referenced under note 4, the following is a summary of other material litigation in which the Company is currently engaged.

A suit was filed in November 1996, and a nearly identical suit was filed in January 1997, against the Company alleging that the Company allowed certain warrants to expire, which the plaintiffs held, and alleging that the plaintiffs were damaged by the warrants' expiration. The plaintiffs also allege that the Company breached the warrant agreement pursuant to which the warrants were issued to the plaintiffs and claim that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the warrant agreement. Each sole named plaintiff alleges this action should be tried as a class action and alleges he is an appropriate representative of the class. The plaintiffs further allege their claims are substantially identical to the claims made by the plaintiff in prior litigation of a similar nature which resulted in a judgment upheld on appeal during 1996 for $195,000, which involved only 300,000 of the 2,233,800 Class A warrants at issue. Apparently, the plaintiffs believe the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company was found to have for the 300,000 warrants in the 1996 judgment. Any loss potential is not determinable at this time but if plaintiffs' theory were held to be correct, the loss potential could be approximately $1.2 million. The Company disputes the material allegations of the complaints and intends to vigorously defend itself against these matters.

In January 1997, a suit was filed by a former employee of the Company alleging wrongful discharge. The Company disputes the central allegations of the Complaint. The Company believes that should any judgment be rendered against the Company in this matter, it will be less than $200,000.

Note 6   Related Party Transactions

The President and Chief Executive Officer of the Company was also the Chief Executive Officer, a member of the Board of Directors and a stockholder of Olmsted which was acquired by the Company effective August 26, 1996.

Olmsted provided a number of resources to the Company for the period ended July 31, 1996 including research and development, pass-through billings, use of office space and development of a business plan.
Related party billings for the three and nine months ended July 31, 1996 totaled $160,000 and $597,000 respectively.

The Company believes that services provided by Olmsted were negotiated at arm's length at the fair value of goods and services received.

The Company and Olmsted moved their principal operating facilities in December 1996 to a building that is beneficially owned by the Company's President. The Company and Olmsted have entered into separate five-year lease agreements calling for aggregate annual rents of $111,000, increasing 4% annually on July 1, 1997 and each July 1 thereafter for the term of the lease. The Company and Olmsted have made combined non-refundable contributions to leasehold improvements amounting to $104,000, in accordance with terms of the lease agreements. Rent expense for the three and nine months ended July 31, 1997 amounted to $28,000 and $74,000, respectively.


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

Versus develops and markets products using infrared technology for the health care industry and other markets located throughout North America. These products permit the instantaneous identification and tracking of the location of people and equipment and can be used to control access and permit instantaneous two-way communication via two-way speakers and telephone lines. Versus also develops, markets and integrates cellular products for the security industry.

Versus acquired Olmsted in August 1996. Olmsted writes and maintains complex software programs for the computer-aided design and computer-aided manufacturing (CAD/CAM) industry. It sells its own software under the ACU.CARV name, resells third-party software and hardware and provides systems support services throughout North America. It receives monthly maintenance and enhancement fees from customers in order to receive technical support and semi-annual releases. Olmsted also provides software programming services to support the Versus line of products.

The Company is continuing its development and marketing of infrared products and expects this product line to continue to be the Company's primary focus through the remainder of fiscal 1997 and during fiscal 1998.

The results of the nine months ended July 31, 1997 include non-repetitive cash expenditures and operating expenses. Gross margins and selling, general and administrative expenses have improved in relation to sales levels over the nine months ended July 31, 1996. The sales for the quarter ended July 31, 1997 do not reflect a trend for increasing sales, which are expected to occur in ensuing quarters.

Expected sales from Marquette Medical Systems based on the Exclusive Marketing Agreement entered into in June 1996, with the Company, have not fully materialized. As a result during the quarter ended July 31, 1997, negotiations were initiated with Marquette to alter their exclusive status for the remainder of the agreement. It is not possible to predict the outcome of the current discussions.

The following discussion and analysis focuses on the significant factors which affected the Company's consolidated financial statements during the three months and nine months ended July 31, 1997, with comparisons to similar periods in 1996 where appropriate. It also discusses the Company's liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB and the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended October 31, 1996.

The following table sets forth selected financial data for the Company:

(in thousands except per share data)
Statement of Operations Data:

                                Three Months Ended     Nine Months Ended
                                 July 31,                   July 31,
                                1997          1996     1997         1996
Net Sales                       $306        $ 67       $ 992    $  160
Net Loss                        (797)       (406)     (2,044)   (1,208)
Net Loss Per
  Common Share                  (.02)       (.02)       (.05)     (.06)

Weighted average
  Number of common
  Shares outstanding (000's)    38,132      18,734     37,595   18,710

Balance Sheet Data:              July 31,1997          October 31,1996
Working capital                     $1,838                   $4,076
Total assets                         8,132                    8,787
Total liabilities                    1,594                    1,266
Shareholders' equity                 6,538                    7,521

Results of Operations

Three Months Ended July 31, 1997 and July 31, 1996

Net sales for the third quarter of fiscal 1997 of $306,000 were $239,000 above sales of $67,000 for the corresponding quarter in fiscal 1996. This increase is primarily due to the addition of Olmsted sales and growth in sales of the infrared tracking systems with sales generated from the PTFM license arrangements. Of the total sales in the third quarter of fiscal 1997, approximately 35% were attributable to infrared tracking system sales (almost entirely through the PTFM license arrangements), 55% to Olmsted sales, and 10% to cellular sales.

Cost of sales as a percentage of sales in the third quarter of fiscal 1997 decreased to 48% from 90% for the same quarter in fiscal 1996. This change was largely attributable to the increase in infrared sales and the inclusion of Olmsted sales in third quarter fiscal 1997, both of which have higher gross profit margins.

The Company's selling, general and administrative expenses for the third quarter of fiscal 1997 increased $659,000, or 247%, over the third quarter of fiscal 1996. This increase was primarily due to the additional selling and administrative support costs associated with the Company's expanded efforts to develop and market its infrared product line and the Company's acquisition of Olmsted in August 1996 which resulted in the inclusion of the expenses for Olmsted's operations in the consolidated financial statements in 1997. Research and development expenses for the third quarter of fiscal 1997 were $43,000 compared to $123,000 for the third quarter of fiscal 1996. The Company's acquisition of Olmsted, the Company's primary source of research and development for the IR tracking system in the third quarter of fiscal 1996, resulted in reduced research and development costs in the third quarter of fiscal 1997.

In the third quarter of fiscal 1997, other income, net increased $44,000 over the 1996 level due primarily to the increase in interest earned on the proceeds from the August 1996 private placement.

Nine Months Ended July 31, 1997 and July 31, 1996

Net sales for the nine months ended July 31, 1997 were $992,000 or 6 times the 1996 level of $106,000. Infrared tracking sales, which totaled $341,000 are up significantly from the 1996 levels. Sales for 1997 reflect $341,000 of infrared sales, $559,000 in Olmsted sales and $92,000 in cellular products and services. The sales mix for the first nine months of 1997 was 34% infrared, 9% cellular and 57% Olmsted services and products. The Company continued development of its marketing and distribution channels. The January agreement with Precision Tracking added significantly to its infrared tracking distribution network.

Cost of sales as a percentage of sales decreased 29% from the 1996 level of 78% to 49% in the first nine months of 1997. This decrease was attributable to the inclusion of sales generated from the PTFM license arrangements and Olmsted sales in the 1997 results. Sales related to the PTFM licensing arrangements and Olmsted sales are relatively high margin sales. Additionally, the Precision Tracking agreements resulted in Versus not expending royalty payments (previously included in inventory and cost of sales) to PTFM as was the case in 1996.

The Company's selling, general and administrative expenses increased from $785,000 in the first nine months of 1996 to $2,317,000 for the similar period in 1997. The increase was primarily due to the additional infrared product line selling and administrative support costs, the inclusion of Olmsted Engineering expenses in 1997 and costs associated with the Precision Tracking Engineering Agreement. Research and development costs decreased $227,000 (55%) from the 1996 level. As mentioned earlier, the Company's acquisition of Olmsted Engineering reduced research and development costs for the first nine months of 1997.

Other income, net increased $89,000 or 11 times the level of the first nine months of 1996. Interest earned on funds from the August 1996 private placement was the primary cause of the increase.

Liquidity and Capital Resources

During the nine months ended July 31, 1997, the Company relied on cash balances from the private placement offering in August 1996, which generated net proceeds of $5.2 million. The Company believes that current working capital and cash flow from the Marquette relationship and other distribution channels should be sufficient to meet projected cash needs for the next 12 months.

As discussed in prior filings, as of January 31, 1997, the Company and PTFM signed an Agreement (License Agreement) for the Company to become the exclusive licensee of PTFM`s patents and other intellectual property rights related to infrared tracking technology for ten years, and non-exclusive thereafter. PTFM has previously been a supplier of infrared components to the Company.

Concurrent with executing the License Agreement, a one-year Engineering and License Agreement (Engineering Agreement) was entered into by the parties to assist the Company in the technology transfer and to support the Company in use and development of the technology.

In consideration of the License Agreement, based on negotiations between the parties, the Company agreed to pay $500,000 in cash and 1.6 million restricted shares of the Company's common stock. During the quarter ended April 30, 1997, $250,000 of the $500,000 obligation was paid. The remaining $250,000 is required to be paid on the completed transfer date, defined in the contract as the date all technology has been transferred. Under the Engineering Agreement, the Company is required to reimburse PTFM for expenses incurred in providing the services covered by the agreement. Such expense reimbursement payments are estimated at $40,000 per month during the one-year term, with additional reimbursement of authorized expenses as applicable.

     Significant liquidity factors are as follows:

                                       July 31,              October 31,
                                         1997                  1996
       Current ratio                    2.2:1                   4.2:1
       Quick ratio                      2.0:1                   4.0:1

Safe Harbor Provisions

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The following summarizes changes in material litigation from that disclosed in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996:

Versus Technology, Inc. v. Duane, Morris & Heckscher:

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

Item 6 (a) Exhibits

  Exhibit 11 - Statement re Computation of Per Share Earnings

  Exhibit 99 (a)  PhoneVision uses IR tracking to provide sight to the telephone

             (b)  Versus Technology, Inc. Appoints Samuel Davis as
                  Director

             (c)  Los Alamos National Laboratories Purchases
                  Nightingale Infrared (IR) Tracking System

  Exhibit 27 - Financial Data Schedule

Item 6 (b) Reports on Form 8-K

There were no reports on Form 8-K for the quarter ended July 31, 1997.

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


                                                 VERSUS TECHNOLOGY, INC.
                                                      (Registrant)


                                           By: GARY T. GAISSER
                                               Gary T. Gaisser
                                               President and Chief
                                               Executive Officer


                                           By: ROBERT BUTLER
                                               Robert Butler
                                               Controller and Chief
                                               Accounting Officer



September 16, 1997