Form 10KSB
period 1997-10-31
VERSUS TECHNOLOGY INC
filed 1998-01-27
CIK 842638

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

       (X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1997

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements included in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The issuer's revenues for its most recent fiscal year were $1,524,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $25,851,752 as of January 15, 1998.

As of January 15, 1998, the issuer had outstanding 38,362,875 shares of common stock.

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                            VERSUS TECHNOLOGY, INC.

                              Index to Form 10-KSB

PART I                                                                                                               PAGE
                                                                                                                     ----
Item 1         Description of the Business..................................................................          3
Item 2         Description of Property......................................................................          10

Item 3         Legal Proceedings............................................................................          11
Item 4         Submission of Matters to a Vote of Security Holders..........................................          12

PART II

Item 5         Market for Common Equity and Related Stockholder Matters.....................................          12
Item 6         Management's Discussion and Analysis or Plan of Operation....................................          13
Item 7         Financial Statements.........................................................................          19
Item 8         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........          40

PART III

Item 9         Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
               of the Exchange Act..........................................................................          40
Item 10        Executive Compensation.......................................................................          41
Item 11        Security Ownership of Certain Beneficial Owners and Management...............................          42
Item 12        Certain Relationships and Related Transactions...............................................          44
Item 13        Exhibits and Reports on Form 8-K.............................................................          45

Signatures                                                                                                            46

Exhibit Index                                                                                                         47

                                     PART I

ITEM 1 - DESCRIPTION OF THE BUSINESS

   (a)  Business Development and Principal Products.

   Versus Technology, Inc. ("Versus" or the "Company") is a Delaware corporation originally formed in October 1988 to be principally engaged in the business of manufacturing and marketing Derived Channel Multiplex ("DCX") alarm systems which used existing telephone lines without the necessity of a dial tone.

   Intellectual property and assets (patents, trademarks, etc.) relating to infrared locating ("IR Locating") systems and technology were acquired in 1993, marking the Company's first entry into this leading edge wireless data collection system technology. The DCX business was sold in November 1994 and company resources were directed at developing the potential of the IR Locating technology.

   The Company also manufactures and distributes cellular products for data transmission and cellular alarm transport.

   On September 29, 1995, the Company completed a private placement of 14,674,917 shares of its common stock at $0.20 per share with $2,428,000 of the net proceeds used to refine the IR Locating business and for general corporate purposes.

    In 1996 the Company continued development of the IR Locating technology and acquired Olmsted Engineering Co. The Company and its Board of Directors believes this acquisition was critical to the continued development and success of the IR Locating system due to the long-term business relationships that had been developed over the years, the solid name recognition of Olmsted in the industry and the knowledge Olmsted gained as a consultant to the Company when developing the IR Locating system. Olmsted was acquired in exchange for 6,379,889 shares of Versus common stock, plus cash of $65,000, amounting to a purchase price of $3,255,000, net of related costs. Further development of the IR Locating technology and working capital requirements were funded from the $5,201,000 net proceeds of a private placement of 11,335,000 shares at $.50 per share completed on August 26, 1996.

   Effective January 31, 1997, the Company entered into a license agreement ("License Agreement") with Precision Tracking FM, Inc. ("PTFM") for the Company to become the exclusive licensee of PTFM's patents and other intellectual property rights related to the IR Technology. The Company and its Board of Directors believe the exclusive license of PTFM's patents and other intellectual property is critical to the continued development and success of the IR Locating system. Concurrent with entering the License Agreement, the Company also entered into a short term (one year) Engineering and License Agreement with "PTFM" to assist the Company in the technology transfer and the further development of the technology. Throughout the remainder of the year, the Company spent significant efforts and dollars in enhancing the new IR products made available under the exclusive License Agreement. To ensure the highest quality and reliability in these and other IR products, much effort was also incurred in developing new supplier relationships (primarily contract manufacturing). With the exclusive License Agreement, the enhanced products and new suppliers in place, management is in a position to further develop its sales and distribution network. By far the most important aspect of the PTFM transaction is that it included access to an international network of resellers that the Company has cultivated over the last six months. This network helped Versus end fiscal 1997 with an order backlog of $736,000 for IR systems - more than the sales of its premier product for all of fiscal 1997. The backlog amount includes $350,000 paid in advance by Marquette Medical Systems pursuant to an agreement discussed further under material customers below. The product related to this advance payment will be shipped in fiscal 1998 and recorded as revenue at that time.
   The Company currently operates in two business segments: data collection and processing (previously referred to as security) and systems design and engineering. The Company's IR Locating system and cellular line products constitute its data collection and processing business and the systems design and engineering business incorporates Olmsted's line of Computer Aided Design/Computer Aided Manufacturing ("CAD/CAM") products.

   During fiscal 1998 the Company's primary focus will continue to be improvement and expansion of the IR Locating systems business. These systems permit the real time identification and location of people and equipment, can be used to control access, and permit two-way communication to the appropriate location. The Company believes that this technology will have a wide range of applications. The first market being addressed by the Company is the health care industry. Near term enhancement and expansion of this technology that will permit the transmission of increased data volumes is also underway. The system is based on the Company's patented proprietary technology involving the transmission and reception of infrared light for use in locating multiple subjects in several areas. A significant number of systems have been installed in various locations and are operating with high levels of customer satisfaction. During fiscal year 1997, the Company's sales of IR Locating systems totaled $644,000. See Section 6 of Item 1, and Item 6, for a discussion of recent trends in reseller sales that are expected to result in increased sales in the coming fiscal year.

   The Company also continues to manufacture and distribute cellular products for data transmission and cellular alarm transport.

   Olmsted, a wholly owned subsidiary of Versus, has been in business for 20 years and is a recognized name in a narrow segment of the complex machining market. Its trademark product, ACU-CARV(R), a family of Computer Aided Manufacturing software programs, has attained significant market recognition in the precision machining industry. ACU-CARV(R), along with other similar products, will continue to be sold and maintained under the Olmsted name.

    (b)    Business of the Issuer

           (1)   Principal Products and Services

         The Company has conducted a comprehensive review of its internal computer systems and its products to identify the systems that could be affected by the "Year 2000 issue" and has identified no problem areas. The Company presently believes that, with no modifications to existing software, the "Year 2000 issue" will not pose any operational problems for the Company's computer systems or those of its customers relating to the use of its products.

Data Collection and Processing Segment

    Infrared Locating System and Technology ("IR Locating")

   Infrared locating systems are the primary product of the Company. The IR Locating system can be used to monitor and locate people and equipment and/or control access to secured areas. The technology owned or licensed by Versus is incorporated in various forms from components to entire assemblies under the following partial list of trade names:

       OWNER OF TRADEMARK                                                   TRADEMARK
       ------------------                                                   ---------
Versus Technology, Inc.                                          Nightingale Resource Management System
                                                                 Traverse Tracking System
                                                                 PhoneVision
Marquette Medical Systems                                        IntelliMotion Resource Management System


OWNER OF TRADEMARK                                                         TRADEMARK
------------------                                                         ---------
Rauland Borg                                                     Responder IV
                                                                 Responder III+

Dukane Corporation                                               ProCare 6000

Zettler                                                          Sentinel 500

Southwestern Bell                                                PALS - Personnel and Asset Location System

TRL Systems                                                      Entouch

   The intellectual property licensed from PTFM in January 1997 included a product known as "PhoneVision", a system that uses the IR Locating system to locate a person and then forward a phone call to that location over existing phone lines without human intervention. The IR Locating system consists of compact badges, sensors and receivers and a central processing computer.
Badges can be attached to people and equipment. Each badge transmits a unique identifying code and is capable of transmitting multiple status codes. Sensors located in each room or zone receive and validate transmitted signals and send them to the central processing computer. The computer locates each badge, determines its status (i.e., condition, environment, etc.) and provides users with a graphical display of people and equipment locations on an ordinary computer monitor. Other user programmable features include directed pages, sequenced and time dictated "hunting" of substitute individuals, telephone call forwarding, equipment usage logs, and door openings/closings. Two-way communication is possible by the addition of ordinary speaker components. The entire system is based on the Company's patented proprietary technology involving the transmission and reception of infrared light for use in locating multiple subjects in several areas.

   Cellular Alarm Transport ("CAT")

   The principal function of the Company's CAT products is to provide a connected alarm panel with a communication pathway through the cellular communications network. Generally, the CAT is used as a cellular backup alarm product, in which alarm messages are transmitted over the cellular network to a telephone switch network used by the alarm-monitoring agency to receive such data and signals.

Systems Design and Engineering Segment

   Underlying Olmsted's ACU-CARV(R) software programs and other programming capabilities is a "source code" library that consists of over five million lines of code containing the underlying algorithms from which software products are generated. The Company's IR Locating system was based partially on developments taken from this source code library during the time in which Olmsted was performing consulting services for the Company. The Company believes that it is critical to the future of its IR Locating system product line that it has continued access to this source code library along with Olmsted's experienced engineering staff. The ownership of Olmsted ensures this continuity and provides the Company with a competitive advantage equivalent to much larger corporations.

   Under the Olmsted name, the Company sells and maintains the ACU-CARV(R) product line, which consists of a wide range of manufacturing solutions including software, hardware, support and shop floor communications networks. ACU-CARV(R) is an integrated family of Computer Aided Manufacturing ("CAM") software programs used to operate computer numerically controlled machines, mainly in the mold, die and pattern making industries. ACU-CARV's(R) focus is to allow the end user to machine efficiently and economically. The ACU-CARV(R) family of products provides instructions to control the movement of a stationary robot. This is a mature product line with a wide range of existing applications and provides the basis for future product development. Application areas include:

    -    Milling
    -    Wire EDM (Electronic Discharge Machining)
    -    Turning
    -    CAD/CAM (Computer Aided Design/Computer Aided Manufacturing)
    -    Programming services
    -    DNC (Direct Numerical Control)
    -    Design

   Olmsted is an authorized dealer of the following third party software, which it utilizes in conjunction with its own software offerings:

   MANUFACTURER                                                       PRODUCT
   ------------                                                       -------
Baystate Technologies                                            CadKey(R)
                                                                 DraftPAK(R)

FastSurf                                                         FastSurf(R)
                                                                 FastSolids(R)

FastSurf/Sterling Numerical Technologies                         FastNurbs(R)

Autodesk                                                         AutoCAD(R)

Microcompatibles                                                 NSEE(R)

LiCom                                                            AlphaCAM(R)

   As part of this third party software network, Olmsted has access to over 600,000 architects and contractors worldwide. It is significant to note that Olmsted's product helps create a floor plan layout for the sensory network which is the backbone of the Versus IR Locating system. The dealer network relationship of Olmsted could provide additional marketing opportunities for the Company's IR products.

   In addition to revenues from the sale of ACU-CARV(R) products, the Company also receives monthly maintenance and enhancement fees from its customers who, in turn, receive technical support and periodic update releases. Olmsted also provides programming services, hardware and software integration, complete turnkey systems and contract software consulting and development.

            (2)  Marketing and Distribution

Infrared Locating System and Technology

   As part of the PTFM transaction referenced earlier, the Company gained access to an international reseller network that has significantly increased the Company's infrared marketing capabilities. The Company expects sales from this distribution channel to outpace the sales originally expected from Marquette Medical Systems

("Marquette"), formerly Marquette Electronics, based on the Exclusive Marketing Agreement ("Agreement") entered into in June 1996. The anticipated sales, and more importantly, product exposure, contemplated in the agreement with Marquette have not materialized. As a result, Marquette's exclusive rights under the agreement have been terminated.

   With the access to a new distribution channel, the Company's primary method of distribution of the IR product is through resellers who install the product. Although the Company still intends to sell directly to end users, reseller sales are expected to contribute the majority of the Company's future IR revenues.

   Currently, the health care market is primarily targeted for penetration due to the technology's initial success there and the existing interest that has developed. In addition to the health care market, applications being explored include high security facilities (military, governmental, etc.), correctional institutions (prisons, guard security, etc.) and commercial security (visitor locating, institutional access control, etc.). In September 1997 the Company announced one such pilot project in a high security governmental lab application.

Cellular Alarm Transport

   The Company's remaining cellular products are marketed through independent distributors.

Systems Design and Engineering Segment

   The ACU-CARV(R) product line is marketed to both existing users of the products and potential new customers through direct sales efforts. The Company also markets CAD/CAM software for third parties. This marketing relationship gives Olmsted (and thus Versus) access to over 600,000 architects and contractors worldwide which could provide additional marketing opportunities for the Company's IR products.

           (3)   New Products or Services

   During the past year the Company expended considerable dollars and efforts to successfully introduce product improvements particularly in the installation of its IR Locating system components. As a result, the end user can now install an IR Locating system with its own maintenance personnel. The Company also corrected the manufacturing problems relating to the components previously supplied by PTFM and established a supplier network that consistently provides the high quality demanded by the IR market. Resources were also directed at completing the development of the Windows(R) version of ACU-CARV(R), which was released in January 1998.

           (4)   Competitive Business Conditions

   There are many products directly competitive with the Company's IR technology. Also, there are numerous products that perform functions similar to this technology, including radio frequency ("RF") paging and communication systems, ultrasound and RF badges, magnetic strip systems and hardwired communication systems. The Company believes that its infrared technology is competitive with RF-based and other similar systems and that in many applications these competitive systems may be a superior and cost-effective alternative. In some cases such as when the customer only wants to do one particular thing such as locating personnel, the competitor may offer the best solution. However, when the customer then considers adding equipment location, accounting capability and access control all in one system, competition virtually dissipates.

   Competition for the Company's remaining CAT products comes from only a few companies. Expected growth of the market, however, may attract entry by additional organizations with more significant resources. In addition, there are competing technologies that perform similar functions.

   While competition is extensive in the overall CAD/CAM market, competition within Olmsted's relatively narrow market segment is more limited due to serving a specialized and highly technical niche group. As discussed earlier, Olmsted is a very well respected name in this market. Management believes this market is mature and no significant changes are expected to occur over the next 10 to 15 years that the Company is not prepared to take advantage of.

   In each of its markets, the Company seeks to compete primarily on the basis of the technological features of its products, their cost effectiveness, system performance, field experience and service support.

           (5)   Sources and Availability of Raw Materials

   The Company's manufacturing operations for IR and cellular products consist primarily of the assembly and testing of final products and subassemblies purchased from other manufacturers. The Company performs quality tests and checks on components and subassemblies at various stages of manufacturing. Finished products are thoroughly tested for all functions.

   There are multiple suppliers available for most IR components purchased by the Company. During fiscal 1997 the Company purchased a significant portion of its components from one supplier (Ember Industries). Toward the end of fiscal 1997, alternate suppliers were developed to accommodate larger volumes. The Company has eliminated manufacturing inconsistencies and is now well positioned to fully exploit its advantages and large volume cost efficiencies. The Company does not expect to encounter any component shortages over the next year.


   Olmsted's business in not dependent upon the availability of raw materials.

           (6)   Material Customers

   Versus' customers for IR Locating are resellers who install infrared locating components as an adjunct to, e.g. nurse call systems, for the end user (such as hospitals) and end users for complete infrared locating systems serviced through Versus' own direct sales efforts. The Company believes this two - pronged market approach provides wide coverage and user feedback on product performance and requirements.

   The reseller network accessed through the PTFM agreement accounted for 52% of the Company's existing $736,000 backlog at October 31, 1997. The network was not fully developed until the fourth quarter of fiscal 1997 but still generated $445,000 or 69% of fiscal 1997 IR revenues. One customer in this group accounted for 17% of the total fiscal 1997 gross sales of the Company. Once the reseller network is fully developed, the sales to this one customer will not likely represent such a large percentage of the total. The reseller network is presently composed of a number of major nurse call suppliers to the healthcare industry that have signed agreements with the Company to acquire its products for use in their nurse call systems. Conventional button nurse call systems allow the locating of the healthcare provider. The use of IR Locating in nurse call systems with added features such as "PhoneVision" and two - way speakers, also allows quick and (as in the case of the speaker option) hands free two-way communication. The reseller's pricing level has three tiers, and is based on the volume achieved over periods of time. Revenues in fiscal 1996 came from a variety of customers, none of which was individually material.

   In July 1996, the Company entered into an Exclusive Marketing Agreement ("Agreement") with Marquette Electronics, Inc. now Marquette Medical Systems ("Marquette"), which gave Marquette exclusive marketing rights to sell the IR Locating system to any acute-care hospital in the United States. This Agreement obligated Marquette to purchase a certain number of systems during the second year of the contract. Expected purchases from Marquette were not made. As a result, Marquette's exclusive status to market Versus' complete infrared location systems to the United States acute care hospital market is no longer effective.

   The Company generally does not offer extended payment terms to its customers and normally adheres to its warranty policy of 90 days (one year for resellers). Consistent with industry practice, the Company maintains inventory of both components and finished products that it believes to be sufficient to satisfy foreseeable short-term customer requirements.

   At October 31, 1997 and 1996 respectively, the Company had approximately $736,000 and $98,000 of IR Locating system orders on hand.

   Approximately 50% of the Company's revenues for the fiscal year ended October 31, 1997 were attributable to software sales and maintenance and enhancement fees from Olmsted's business. These revenues resulted from a large number of customers, none of which is considered to be a material customer.

   No material portion of the business of the Company is seasonal. No material portion of the Company's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the government.

   During the last two years, inflation has not had any significant impact on the Company's business.

       (7)   Patents, Trademarks, Licenses and Franchises

   The Company holds and licenses several United States patents and/or trademarks covering IR Locating technologies, ACU-CARV(R) software products and certain cellular technologies. The Company also holds patents in other countries for these products.

   In August 1995, the Company granted a security interest in essentially all its patents and intellectual properties to a law firm, which was at that time the Company's legal counsel, to secure payment of fees billed by that firm.
The firm had previously asserted that they were entitled to monthly payments in fiscal year 1996 and a balloon payment on January 1, 1997. The Company disputed these fees, as well as the validity of the note and grant of the security interest. In May 1997, the Company filed a malpractice lawsuit against the law firm, seeking indemnity against losses the Company might incur as a result of a lawsuit previously litigated by the law firm and also seeking equitable relief against the claim by the law firm that the Company was indebted for prior legal services. In late fiscal 1997, the Company and the law firm settled the dispute according to terms more fully outlined in Note 6 to the Financial Statements. The law firm's security interest in the patents and intellectual properties referenced above will continue until all payments on the agreed upon obligation have been made.

   In January 1997, the Company acquired a 10-year exclusive license to patents and other intellectual property rights related to the IR business line from Precision Tracking FM, Inc. ("PTFM"). Concurrent with this transaction, the Company also entered into a short term (one year) Engineering Services and License Agreement to assist the Company in the technology transfer and to support its use and development of the technology.

   There can be no assurance that the Company's patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned or licensed by the Company or, if instituted, that any such challenge will not be successful. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the Company's technology or design around the patented aspects of the Company's technology. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored, or that others will not independently develop superior technology.

       (8)   Government Approvals

   The Company's IR Locating systems technology and its Olmsted product lines do not require government approvals. The Company's CAT products are registered under FCC regulations and comply with all relevant FCC regulations for commercial and residential premises.

           (9)   Government Regulation

   The Company does not believe that existing or reasonably foreseeable governmental regulations will have a material adverse effect upon the Company's business.

           (10)  Research and Development

   The Company's expenditures for research and development during fiscal 1997 were $440,000. This compares with $432,000 that was expended during fiscal 1996. The fiscal 1997 expenditures were for technology transfer from PTFM and further development of the IR technology. During fiscal 1996, the expenditures were primarily in connection with Olmsted's previous consulting contract to complete development of the IR Locating systems with Versus prior to the August 1996 acquisition. To the extent it can afford to do so, the Company intends to continue to fund research and development expenditures to maintain and enhance its technological position.

           (11)  Environmental Compliance

   Compliance with federal, state and local provisions that have been enacted or adopted to regulate the protection of the environment should not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditure for environmental control facilities in either the current fiscal year (fiscal 1998) or the succeeding fiscal year (fiscal 1999).

           (12)  Number of Employees

   At October 31, 1997, the Company had 33 full-time employees. Of its full-time employees, 8 were engaged in systems design, manufacturing and engineering relating to both business segments, 18 in marketing, sales and sales administration, and 7 in management and administration.

   None of the Company's employees is covered by a collective bargaining agreement. The Company has never experienced any labor disruptions or work stoppages and considers its employee relations to be good.


ITEM 2 -  DESCRIPTION OF PROPERTY

   In December 1996, the Company moved its principal operating facilities to a building that is owned by Traverse Software Investment, L.L.C. ("TSI"), a limited liability company controlled by Gary T. Gaisser, the President and Chief Executive Officer of the Company. Versus and Olmsted are obligated under two separate five-year lease agreements, which require aggregate total annual rents of $111,000, increasing 4% annually after the first year.

ITEM 3 -  LEGAL PROCEEDINGS

   The following is a summary of the material litigation in which the Company is currently engaged, or which was settled during the fourth quarter of fiscal 1997:

         1.  Theodore London, et al v. Versus Technology, Inc.

                 Complaint filed: November 1996
                 Court:  Supreme Court of the State of New York
                 Index No.:  96-120758
                 Principal Parties:  Plaintiff, Theodore London, purportedly on behalf of himself and others similarly situated; Defendant, Versus Technology, Inc.

             Jack Lazarus, et al v. Versus Technology, Inc.

                 Complaint filed: January 21 1997
                 Court:  Supreme Court of the State of New York
                 Index No.:  97-600295
                 Principal Parties:  Plaintiff, Jack Lazarus, purportedly on behalf of himself and others similarly situated; Defendant, Versus Technology, Inc.

   Plaintiffs in these nearly identical actions allege that Versus allowed certain warrants to expire, which the Plaintiffs held, and that the Plaintiffs were damaged by the warrants' expiration. Plaintiffs also allege that the Company breached the Warrant Agreement pursuant to which the warrants were issued to Plaintiffs and claim that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the Warrant Agreement. The Plaintiffs allege this action should be tried as a class action, and allege they are appropriate representatives of the class. Plaintiffs further allege their claims are substantially identical to the claims made by the plaintiff in the Special Situations Fund III litigation which was settled in fiscal 1996. In that action, which involved only 300,000 of the 2,233,800 Class A warrants at issue, a judgment of approximately $195,000 was awarded against the Company by the trial court and upheld on appeal. Apparently the plaintiffs in this action believe the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company was found to have for the 300,000 warrants relating to the Special Situations Fund III litigation. The court has consolidated the two cases. The Company disputes the material allegations of the Complaints and intends to vigorously defend itself against this matter. The Company's legal counsel has filed a motion to dismiss the complaint on the grounds that the plaintiffs were not warrant holders on the date of the alleged breach of the warrant agreement and on the further grounds that the plaintiffs have not alleged, and cannot prove, that they or other warrant holders suffered any damages. Management and legal counsel believe the Company's defense will be found to have merit thus resulting in no liability of the Company to the plaintiffs.


         2.  Versus Technology, Inc. v. Duane, Morris & Heckscher

                 Complaint filed: May 23, 1997
                 Court: United States District Court for the Southern District of New York
                 Civil Action No. 97 Civ.  3798
                 Principal Parties: Plaintiff, Versus Technology, Inc.; Defendant, Duane, Morris and Heckscher

         The Company filed a malpractice suit against one of its former law firms, seeking indemnity against any loss the Company might incur in the class action suits referenced above, and also seeking equitable relief against the claim that the Company was indebted to the law firm for prior legal services billed in the amount of $505,000. A resolution of the matter was reached in principle prior to October 31, 1997 and confirmed with an executed

Allonge to Promissory Note and Patent and Trademark Security Assignment in December 1997. The Parties have agreed to settle the action by its dismissal with prejudice and without admission of liability or damages as set forth in a Stipulation of Dismissal filed in the action. The Parties also exchanged releases of all claims other than under the original note and assignment, both as amended by the Allonge. In the settlement, the Company agreed to pay the law firm the sum of $206,000 over the next 20 months in installments with no interest. The gain of $299,000 on the settlement has been reflected in the October 31, 1997 consolidated financial statements.


         3. Josaphat Plater-Zyberk, Jr. v. Versus Technology, Inc.

                 Complaint filed: January 24, 1997
                 Court:   United States District Court for the
                    Eastern District of Pennsylvania
                 Civil Action No. 97-CV-519
                 Principal parties:  Plaintiff, Josaphat Plater-Zyberk, Jr.;
                    Defendant, Versus Technology, Inc.

     A former employee of the Company filed this action alleging wrongful discharge. The Company disputed the central allegations of the complaint. The action was settled in October 1997 when the Company agreed to pay the plaintiff an amount that was calculated to be approximately the anticipated costs to the Company of bringing the matter to trial. The lawsuit was then dismissed, with prejudice. The settlement amount was accrued in the October 31, 1997 consolidated financial statements.


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                    PART II

ITEM 5 -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Previously the Company's common stock was traded over the counter on NASDAQ under the trading symbol "VSTI." Such securities are not currently listed, as the Company for a period of time did not meet the balance sheet requirement of NASD. At present, the Company does not meet the NASD's minimum per-share price requirements for new listings and therefore has not been re-listed. The Company intends to apply for NASDAQ re-listing of its common stock as soon as all of the NASD requirements are again met. The common stock is currently traded over the counter by several market makers through the OTC Bulletin Board.

     The price ranges presented below represent the high and low bid prices of the Company's Common Stock during each quarter. Quotations reflect interdealer prices without retail mark-up, markdown or commission and may not represent actual transactions.


                                                           1997                                        1996
Fiscal Quarter Ended:                          High                   Low                    High                  Low
                                            ------------           ------------           -------------         ---------
January 31                                    29/32                   1/2                    17/32                 3/8
April 30                                       7/8                    7/16                    7/8                  3/8
July 31                                       17/32                   7/16                   29/32                21/32
October 31                                    1-1/8                   15/32                 1-1/16                21/32

   As of January 15, 1998, the Company had 371 shareholders of record of its common stock and the average of the bid and asked prices was $1.00.

     To date, the Company has not declared or paid any dividends with respect to its common stock, and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the common stock in the foreseeable future.

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis focuses on the significant factors which affected the Company's consolidated financial statements during fiscal year 1997, with comparisons to fiscal 1996 where appropriate. It also discusses the Company's liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-KSB.

     The following table sets forth selected financial data for the Company for the past two fiscal years:

(in thousands except per share amounts)

Year Ended October 31,                                                     1997               1996
--------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales                                                                $  1,524         $     348
Net loss                                                                   (2,610)           (2,006)
Net loss per common share                                                    (.07)             (.09)

Weighted average number of common shares outstanding


 BALANCE SHEET DATA:


 Working capital                                                         $  1,655        $    4,076
 Total assets                                                               7,175             8,787
 Total liabilities                                                          1,029             1,266
 Shareholders' equity                                                       6,146             7,521


OPERATING RESULTS

   Fiscal 1997 was a significant year for the Company. Much was accomplished throughout the year in further developing the Company's main product, IR Locating systems. The most significant event was the signing of an agreement ("License Agreement") with Precision Tracking FM, Inc. ("PTFM") in January 1997 to license certain patents and other intellectual property rights related to IR technology. This transaction is discussed in more detail in Note 4 to the accompanying consolidated financial statements. Throughout the remainder of the year, the Company spent significant efforts and dollars in enhancing the new IR products now available to the Company. To ensure the highest quality and reliability in these and other IR products, much effort was also incurred in developing new supplier relationships (primarily contract manufacturing). With the new License Agreement with PTFM, the enhanced products and new supplier relationships in place, management was in a position to further develop its sales and distribution network. The focus for the year continued to be on the health care industry, particularly integrating the IR Locating technology into the nurse call systems products sold by the Company's resellers accessed through the PTFM transaction and developed in the third and fourth quarters of fiscal 1997. After laying the groundwork to assure product quality, the various resellers were invited to tour Versus' operations and meet the actual individuals involved in assuring their quality product requirements would be met. Considerable costs were incurred in establishing the Company as a reputable and reliable supplier resulting in the placing orders that built to a closing backlog of $736,000 at October 31, 1997 or 7.5 times the $98,000 backlog that existed on October 31, 1996.

   Concurrent with entering the License Agreement with PTFM, the Company also entered into a short - term (one year) Engineering Services and License Agreement with PTFM to assist the Company in the technology transfer and the further development of the IR technology. During fiscal 1997 the Company expended $379,000 on this contract and is committed to another $101,000 worth of services under the agreement. The Company anticipates fulfilling its obligation by mid-January 1998. After fulfilling its contracted obligation, the Company may contract with PTFM on an as-needed basis for technological and developmental assistance. The Company believes that, although the dedication of resources to these matters contributed to the low IR sales level for fiscal 1997, it is now in a position to more effectively exploit its sales potential.

   During fiscal 1997, Olmsted developmental activity centered on the completion of a Windows(R) version of the ACU-CARV(R) product. As a result, much of the sales and marketing efforts for Olmsted related products was focused on developing third party software relationships that have provided access to over 600,000 architects and contractors worldwide. The introduction of the Windows(R) version of the ACU-CARV(R) product line is expected to restore the revenue mix for this line of products to a more traditional composition. Fiscal 1997 operating results include a full year of Olmsted's revenues and expenses while fiscal 1996 included only two months.

   For fiscal 1997, the Company experienced a net loss of $2,610,000 compared to a net loss of $2,006,000 for fiscal 1996. The loss for fiscal 1997 was primarily attributable to low revenue levels combined with high operating expense levels experienced as the Company further developed its IR Locating product line and the Windows(R) version of ACU-CARV(R) as discussed above. The fiscal 1996 net loss was largely attributable to low revenues and high operating expenses as the Company transitioned to its new IR Locating systems product line.

   The Consolidated Statements of Operations for fiscal 1997 and fiscal 1996 included in Item 8 - Financial Statements and Supplementary Data utilize a new format that presents the results of operations in a manner consistent with comparable companies in the industry.

   Revenues for fiscal 1997 were $1,524,000 or 338% higher than the fiscal 1996 level of $348,000. Infrared revenues were $644,000 compared to $89,000 in fiscal 1996. The reseller network accessed through the PTFM agreement was not fully developed until the fourth quarter of fiscal 1997 but still generated $445,000 or 69% of fiscal 1997 IR revenues. The balance of IR revenues was generated from direct sales efforts. In July 1996, the Company had entered into an Exclusive Marketing Agreement with Marquette Electronics, Inc. now Marquette Medical Systems ("Marquette"), which gave Marquette exclusive marketing rights to sell the IR Locating system to any acute-care hospital in the United States. This agreement obligated Marquette to purchase, over a three-year period, a certain number of systems. During fiscal 1997 no actual sales materialized under this agreement, although Marquette did fulfill its obligation to remit payment for the minimum required number of systems. (That payment is recorded as deferred revenue in the Company's consolidated financial statements for fiscal 1997.) As a result of the shortfall in past and anticipated future sales through Marquette, the Company has informed Marquette that it is in breach of contract, and no longer has the exclusive rights previously granted under the Exclusive Marketing Agreement. During fiscal 1997 the direct sales and reseller distribution channels combined succeeded in producing sales revenues for the Company in spite of the slow sales response from Marquette. Of the Company's existing $736,000 backlog at October 31, 1997, the reseller network accounted for 52% of the total, with the balance being composed of the Marquette advanced payment referenced above. During fiscal 1997, the Company continued development of its infrared products, focusing primarily upon infrared locating systems which the Company has aggressively marketed to the health care markets.

   Cellular revenues were $127,000 and $157,000 in fiscal 1997 and fiscal 1996 respectively. Olmsted revenues for fiscal 1997 were $753,000 reflecting a full year's operations compared to $102,000 for two months in fiscal 1996.
Adjusting the Olmsted revenues for fiscal 1996 to reflect 12 months at the same rate as the two months experienced would result in an approximate annual revenue amount of $612,000. The increase in Olmsted's effective rate of annual revenues is attributable to third party software sales increases discussed above.

   Total cost of revenues as a percentage of revenues for fiscal 1997 increased to 78% from 65% in fiscal 1996. The Company had higher fixed overhead as a result of acquiring Olmsted and the PTFM transaction, both of which contributed to an increased breakeven point for the Company. Infrared cost of revenues, as a percentage of revenues, was 100% for fiscal 1997 compared to 58% in fiscal 1996. The increased IR costs reflect the impact of low volume production runs. The fiscal 1997 costs include an adjustment of $18,000 to devalue inventory that is not considered readily marketable. Cost of revenues of software and related services of Olmsted as a percentage of revenues increased from 47% in fiscal 1996 to 59% in fiscal 1997 reflecting a lower margin on the third party software sales. The recent introduction of the Windows(R) version of the ACU-CARV(R) product is expected to restore the revenue mix for this line of products to a more traditional composition resulting in improved margins for CAD/CAM products. Cellular cost of revenues was 84% in fiscal 1997 compared to 80% in fiscal 1996.


   Research and development expenditures increased by approximately $8,000 or 2% from fiscal 1996 levels. The majority of the Company's research and development efforts for fiscal 1997 related to the transfer of technology from PTFM and improvements in the installation methods of the IR system. A portion of the fiscal 1997 expenditures was directed to the development of the Windows(R) versions of the CAD/CAM products.

   Sales and marketing expense for fiscal 1997 was $1,225,000 compared to the fiscal 1996 level of $372,000. The fiscal 1997 expenditures reflect increased activity, particularly in the IR product line. Attendance at major trade shows was emphasized, coordinated with other increased marketing efforts as the Company continued to develop its market presence. Effective with the start of the 1998 fiscal year, the Company re-aligned its organization to more effectively service the IR reseller network developed through the PTFM transaction. As a result, a separate IR sales force is now positioned to maximize the potential of this channel as well as service the direct sales market for IR. Longer term, the Company also intends to directly market its infrared locating products to financial institutions, governmental entities, professional services providers, correctional facilities and manufacturing markets. As part of this re-alignment, the CAD/CAM line of products from the Olmsted acquisition in August 1996 was established as a separate sales group. These re-alignments will allow both groups to better focus on their primary products.

   Fiscal 1997 general and administrative costs were $1,431,000 compared to $1,349,000 for fiscal 1996. Expenses for fiscal 1997 include a full year of Olmsted Engineering costs. Major factors in the fiscal 1997 general and administrative costs were:

   - $32,000 associated with the PTFM Engineering Agreement for technology transfer.
   - $203,000 in amortization expense compared to $96,000 in fiscal 1996. The fiscal 1997 increase resulted from a full year of amortization of goodwill related to the Olmsted acquisition.
   - $148,000 of directors' expenses compared to $2,000 in fiscal 1996. Actual director compensation for fiscal 1997 is $121,000 reflecting the addition of one director, an increase in common stock awarded to outside directors for services rendered and stock options valued at $69,000 awarded to a director for services rendered. The balance of director expense was for expenses related to director activities.
   - Professional fees were $283,000 in fiscal 1997 compared to $429,000 in fiscal 1996. The fiscal 1997 expense includes a $299,000 gain on the settlement of the Duane Morris lawsuit. The unadjusted expense increase reflects legal fees for handling the lawsuits the Company was engaged in at the end of fiscal 1996 and those initiated in fiscal 1997.
   - $50,000 in shareholder expense compared to $19,000 in fiscal 1996. Concurrent with private placement issues of the Company's common stock in 1995 and 1996, the Company entered into Registration Rights agreements. Fiscal 1997 expenses reflect added costs incurred in the preparation for registration of a portion of that common stock.
   - $58,000 in miscellaneous taxes compared to $7,000 in fiscal 1996. Additional franchise taxes were due to the State of Michigan as a result of the increase in authorized shares of common stock.

   Interest income increased to $150,000 in fiscal 1997 from $73,000 in fiscal 1996, due to the interest earned on the proceeds from the Company's private placement of its common stock in late fiscal 1996. Interest expense decreased to $5,000 in fiscal 1997 from $49,000 in fiscal 1996. The interest expense for fiscal 1996 reflects a full year's payments on the original Duane Morris note while fiscal 1997 reflects only two payments.

   For federal income tax purposes, the Company has net operating loss carryforwards. As disclosed in more detail in Note 7 to the consolidated financial statements, realization of gross deferred income tax assets at October 31, 1997 is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards and such loss carryforwards are subject to certain tax law limitations. By recording a 100% valuation allowance against its gross deferred income tax assets, the Company has not reflected the benefit of net operating loss carryforward amounts or other deferred income tax assets in its consolidated financial statements at October 31, 1997.

   The Company is now positioned to continue aggressively marketing infrared locating systems and components to health care providers in fiscal 1998, both through its direct marketing efforts and its reseller network. Product quality and reliability have been established and multiple reliable key component suppliers have been identified and relationships established. During fiscal 1997, the CAD/CAM group emphasized third party sales establishing it as an effective dealer and gaining access to a wide variety of customers that can also benefit from the ACU-CARV(R) family of products. These activities combined with the development of the Windows(R) versions of the ACU-CARV(R) product line provide this group with an effective array of product offerings as fiscal 1998 unfolds.

LIQUIDITY AND CAPITAL RESOURCES

   During fiscal 1997, the Company relied primarily on cash proceeds generated from a private placement of its common stock in August 1996 which generated net proceeds to the Company of approximately $5.2 million. The cash balances at October 31, 1997 resulted from those proceeds. During fiscal 1997, the Company expended $515,000 relating to the licensing of the PTFM technology and $379,000 in engineering services to help transfer and further develop the technology. These engineering services expenditures are expected to be reduced to $101,000 in fiscal 1998. Professional fees for fiscal 1997, before the adjustment for the Duane Morris settlement, totaled $582,000 compared to $429,000 for fiscal 1996. Fiscal 1997 reflects additional expenditures for fees related to the settlement of the majority of lawsuits the Company was engaged in at the end of fiscal 1996 and those commenced in fiscal 1997. Expenditures related to the registration of certain shares of stock in accordance with registration rights agreements entered into pursuant to the 1995 and 1996 private placements of the Company's stock, amounting to $71,000, are also included in fiscal 1997 results. Although in recent years the Company has experienced high levels of professional fees, management believes fiscal 1997 results include a number of charges that will not continue in future years or will continue at lower levels than those recently experienced. The Company believes the combination of cash balances remaining from the 1996 private placement, the cash expected to be generated during fiscal 1998 from reseller sales of its infrared locating systems and continued sales of software and related services, should be sufficient to meet projected cash needs over the next twelve months.

        SIGNIFICANT LIQUIDITY FACTORS:

                                                                            October 31
                                                                            ----------
                                                               1997                        1996
                                                               ----                        ----
              Current ratio                                    2.8:1                       4.2:1
              Quick ratio                                      2.4:1                       4.0:1

YEAR 2000 ISSUE

   The Company has conducted a comprehensive review of its internal computer systems and its products to identify the systems that could be affected by the "Year 2000 issue" and has identified no problem areas. The Company presently believes that, with no modifications to existing software, the "Year 2000 issue" will not pose any operational problems for the Company's computer systems or those of its customers relating to the use of its products.

NEW ACCOUNTING STANDARDS

   In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This new statement, effective November 1, 1996, for the Company, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, the loss should be recognized in the statement of operations and certain disclosures regarding the impairment should be made in the financial statements. The Company's adoption of SFAS No. 121 during the year ended October 31, 1997 had no material impact on the Company's financial position or results of operations.

   In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method to record compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the Company had applied the new method. The Company was required to adopt SFAS No. 123 prospectively beginning November 1, 1996. Management has continued to account for its employee stock option plans in accordance with APB Opinion No. 25 and has provided supplemental disclosures as required by SFAS No. 123, beginning in 1997. The SFAS No. 123 expense recognition provisions have been adopted relative to the Company's non-employee director stock options.

   In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the statement of operations with a supplementary reconciliation of the numerators and denominators used in the calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Had SFAS No. 128 been required to be implemented for the years ended October 31, 1997 and 1996 there would have been no effect on EPS.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise".

SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a Company about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management has not yet fully evaluated the impact, if any, this standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

SAFE HARBOR PROVISION

   This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets, products, services and prices. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7 - FINANCIAL STATEMENTS

Index to Consolidated Financial Statements


 Consolidated Financial Statements:                                                                             Page
 ----------------------------------                                                                             ----
 Independent Auditors' Report                                                                                    20


 Consolidated Balance Sheets as of October 31, 1997 and 1996                                                     21


 Consolidated Statements of Operations for the years ended October 31, 1997 And 1996                             23


 Consolidated Statements of Shareholders' Equity for the years ended October 31, 1997 and 1996                   24

 Consolidated Statements of Cash Flows for the years ended October 31, 1997 And 1996                             25


 Notes to Consolidated Financial Statements                                                                      26


                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Versus Technology, Inc. and Subsidiary

We have audited the consolidated balance sheets of Versus Technology, Inc. and subsidiary as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versus Technology, Inc. and subsidiary at October 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
December 5, 1997

                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           October 31, 1997 and 1996





                                                        October 31,
                                                    1997            1996
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $1,871,000      $4,931,000
  Accounts receivable (net of allowance for
    doubtful accounts of $52,000 and $53,000)        431,000         154,000
  Notes receivable, net (Note 5)                      15,000          32,000
  Inventories - purchased parts and assemblies       171,000         145,000
  Prepaid expenses and other assets                  113,000          80,000
                                                ----------------------------
TOTAL CURRENT ASSETS                               2,601,000       5,342,000
                                                ----------------------------
NOTES RECEIVABLE, net (Note 5)                             -          19,000
                                                ----------------------------
PROPERTY AND EQUIPMENT
  Machinery, equipment and vehicles                  202,000         293,000
  Furniture and fixtures                              49,000          47,000
  Leasehold improvements                             121,000          85,000
                                                ----------------------------
                                                     372,000         425,000
  Less accumulated depreciation                       89,000         155,000
                                                ----------------------------
NET PROPERTY AND EQUIPMENT                           283,000         270,000
                                                ----------------------------

SOFTWARE DEVELOPMENT COSTS, net of
  accumulated amortization of
  $87,000 and $12,000                                513,000         588,000

GOODWILL, net of accumulated amortization of
  $182,000 and $26,000                             2,157,000       2,313,000

PATENTS AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $344,000 and
  $170,000 (Notes 4 and 6)                         1,621,000         255,000
                                                ----------------------------
                                                  $7,175,000    $  8,787,000
                                                ============================


                                                               October 31,
                                                          1997              1996
                                                      ------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable (Note 6)                         $      308,000    $      748,000
  Accrued expenses                                         159,000           135,000
  Deferred revenue - customer advance payments             356,000            16,000
  Note payable, current portion (Note 6)                   123,000           367,000
                                                    --------------------------------
TOTAL CURRENT LIABILITIES                                  946,000         1,266,000

NOTE PAYABLE, less current portion (Note 6)                 83,000                 -
                                                    --------------------------------
TOTAL LIABILITIES                                        1,029,000         1,266,000
                                                    --------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)

SHAREHOLDERS' EQUITY (Notes 2, 3, 4 and 9)
  Common stock, $.01 par value; 50,000,000
    shares authorized; 38,271,579 and 36,543,573
    shares issued and outstanding                          383,000           366,000
  Additional paid-in capital                            33,074,000        31,910,000
  Accumulated deficit                                  (27,142,000)      (24,532,000)
  Unearned compensation                                   (169,000)         (223,000)
                                                    --------------------------------
TOTAL SHAREHOLDERS' EQUITY                               6,146,000         7,521,000
                                                    --------------------------------
                                                    $    7,175,000    $    8,787,000
                                                    ================================

         See accompanying notes to consolidated financial statements.

                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended October 31, 1997 and 1996





                                                      Year ended October 31,
                                                    1997                  1996
REVENUES                                      -------------------------------------
                                              $     1,524,000        $      348,000
OPERATING EXPENSES (Note 10)
  Cost of revenues                                  1,191,000               225,000
  Research and development                            440,000               432,000
  Sales and marketing                               1,225,000               372,000
  General and administrative (Note 6)               1,431,000             1,349,000
                                              -------------------------------------
                                                    4,287,000             2,378,000
                                              -------------------------------------
LOSS FROM OPERATIONS                               (2,763,000)           (2,030,000)
                                              -------------------------------------
OTHER INCOME (EXPENSE)
  Interest income                                     150,000                73,000
  Interest expense                                     (5,000)              (49,000)
  Other, net                                            8,000                     -
                                              -------------------------------------
                                                      153,000                24,000
                                              -------------------------------------
NET LOSS                                      $    (2,610,000)       $   (2,006,000)
                                              =====================================
NET LOSS PER SHARE                            $          (.07)       $         (.09)
                                              =====================================

         See accompanying notes to consolidated financial statements.

                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the years ended October 31, 1997 and 1996



                                                                 Additional                             Unearned
                                                                    Paid-in          Accumulated      Compensation
                                      Shares        Amount          Capital              Deficit        (Note 8)          Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, November 1, 1995         18,910,697    $  190,000    $  23,410,000       $  (22,526,000)      $    -        $   1,074,000
Sale of common stock, net of
  issuance costs (Note 9)         11,335,000       113,000        5,088,000                    -            -            5,201,000
Sale of common stock to
  shareholder (Note 9)               425,000         4,000          155,000                    -            -              159,000
Shares issued in acquisition of
  Olmsted Engineering Co., net of
  dissenting shares (Note 3)       6,379,889        64,000        3,126,000                    -            -            3,190,000
Shares issued for restricted
  stock bonus plan (Note 9)          253,467         3,000          223,000                    -     (223,000)               3,000
Extinguishment of demand note
  payable through issuance of
  common stock (Note 6)              174,408         1,000           86,000                    -            -               87,000
Repurchase and retirement of
  shares                            (934,888)       (9,000)        (178,000)                   -            -             (187,000)
Net loss                                   -             -                -           (2,006,000)           -           (2,006,000)
                                 -------------------------------------------------------------------------------------------------
BALANCE, October 31, 1996         36,543,573       366,000       31,910,000          (24,532,000)    (223,000)           7,521,000
Shares issued for license of
  patents and other intellectual
  property (Note 4)                1,600,000        16,000          984,000                    -            -            1,000,000
Net shares issued (repurchased)
  for restricted stock bonus plan
  (Note 9)                            (6,994)          -             (7,000)                 -          7,000                  -
Earned compensation relating to
  restricted stock bonus plan
  (Note 9)                                 -             -                -                    -       47,000               47,000
Directors' compensation (Note 9)     135,000         1,000          187,000                    -            -              188,000
Net loss                                   -             -                -           (2,610,000)           -           (2,610,000)
                                 -------------------------------------------------------------------------------------------------
BALANCE, October 31, 1997         38,271,579    $  383,000    $  33,074,000       $  (27,142,000)  $ (169,000)       $   6,146,000
                                 =================================================================================================

         See accompanying notes to consolidated financial statements.

                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended October 31, 1997 and 1996






                                                                     Year ended October 31,
                                                                   1997                   1996
                                                               --------------------------------------

OPERATING ACTIVITIES
Net loss                                                          $  (2,610,000)         $  (2,006,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                           72,000                 32,000
  Amortization of intangibles                                           405,000                 96,000
  Loss on disposal of equipment                                           1,000                      -
  Gain on settlement of disputed accounts and note
     payable                                                           (299,000)                     -
  Change in unearned compensation                                        47,000                      -
  Directors' compensation                                               140,000                      -
  Changes in operating assets and liabilities, net of
     effects of 1996 purchase of Olmsted Engineering Co.:
     Accounts receivable, net                                          (277,000)                45,000
     Inventories                                                        (26,000)              (132,000)
     Prepaid expenses and other current assets                          (10,000
     Accounts payable                                                  (289,000)               194,000
     Accrued expenses                                                    24,000               (293,000)
     Deferred revenues - customer advance payments                      340,000                  7,000
                                                                 -------------------------------------
Net cash used in operating activities                                (2,482,000)            (2,050,000)
                                                                 -------------------------------------
INVESTING ACTIVITIES
  Change in note receivable                                              36,000                  2,000
  Additions to property and equipment                                  (102,000)              (114,000)
  Proceeds on sale of equipment                                          16,000                      -
  Additions to patents and other intangible assets                            -                (60,000)
  Payment for acquisition of license to intellectual
     property and associated costs                                     (515,000)                     -
  Cash paid to dissenting shareholders in acquisition of
     Olmsted Engineering Co., net of cash acquired                            -                (38,000)
                                                                 -------------------------------------
Net cash used in investing activities                                  (565,000)              (210,000)
                                                                 -------------------------------------
FINANCING ACTIVITIES
  Payments on note payable                                        $     (13,000)         $     (82,000)
  Repurchase of common stock                                                  -                (85,000)
  Sale of common stock                                                        -              5,360,000
                                                                 -------------------------------------
Net cash provided by (used in) financing activities                     (13,000)             5,193,000
                                                                 -------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (3,060,000)             2,933,000

CASH AND CASH EQUIVALENTS, at the beginning of the year               4,931,000              1,998,000
                                                                 -------------------------------------
CASH AND CASH EQUIVALENTS, at the end of the year                 $   1,871,000          $   4,931,000
                                                                 =====================================
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for interest                          $       8,000          $      46,000
                                                                 =====================================

         See accompanying notes to consolidated financial statements.

                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the years ended October 31, 1997 and 1996



1. SUMMARY OF ACCOUNTING POLICIES

   NATURE OF BUSINESS

   Versus Technology, Inc. (Versus) and its wholly-owned subsidiary, Olmsted Engineering Co. (Olmsted), collectively referred to as "the Company," operate in two business segments: data collection and processing (previously referred to as security); and systems design and engineering. All Company operations are located in one facility in Traverse City, Michigan.

   Versus develops and markets products using infrared technology (IR) for the health care industry and other markets located throughout North America. These products permit the instantaneous identification and locating of people and equipment and can be used to control access and permit instantaneous two-way communication. Versus also develops, markets and integrates cellular products for the security industry.

   As discussed more fully in Note 3, Versus acquired Olmsted in August 1996. Olmsted writes and maintains complex software programs for the computer-aided design and computer-aided manufacturing (CAD/CAM) industry. It sells its own software under the ACU-CARV(R) name, resells third party software, and provides systems support services throughout North America. Olmsted receives monthly maintenance and enhancement fees from customers and in turn provides technical support and semi-annual releases.

   The Company maintains its cash accounts in national banks and does not consider there to be a credit risk arising from cash deposits in excess of federally insured limits. The Company's customer base is diverse and the Company does not believe it has a significant credit risk related to its accounts receivable (see Note 13).

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

   REVENUE RECOGNITION

   Revenue from IR product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. The Company generally offers a 90 day warranty on its products. Costs incurred to service products under warranty, which are not significant, are charged to operations when incurred.

   Revenue from CAD/CAM product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. Revenue from CAD/CAM maintenance and service contracts is recognized pro rata over the life of the individual contracts. Revenue from programming services is recognized as services are provided.

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


                    Machinery, equipment and vehicles  3 to 10 years
                    Furniture and fixtures             3 to 10 years
                    Leasehold improvements             5 years

   SOFTWARE DEVELOPMENT COSTS

   Software development costs includes $513,000 and $588,000 at October 31, 1997 and 1996, respectively, representing the estimated fair value of Olmsted's ACU-CARV(R) and related software acquired in August 1996, less accumulated amortization computed on a straight-line basis over eight years. Software development costs incurred to ready software products for sale from the time that technological feasibility has been established, as evidenced by a detailed working program design, to the time that the product is available for general release to customers is capitalized. Such capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic lives of the products. Costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are expensed as incurred.

   PATENTS AND OTHER INTANGIBLE ASSETS

   Patents and other intangible assets are recorded at cost, less amortization computed on a straight-line basis over seven to ten years. Other intangible assets are comprised primarily of the exclusive right to license PTFM's patents and other intellectual property rights (Note 4); trademarks; and supplier royalty agreements.

   GOODWILL AND AMORTIZATION

   Goodwill, representing the cost in excess of net assets acquired in the August 1996 acquisition of Olmsted, which was accounted for using the purchase method of accounting, is being amortized on a straight-line basis over 15 years. Management periodically reviews goodwill for impairment based upon the projected undiscounted cash flows from operations to which the goodwill relates. Identified impairments are measured based on the projected discounted cash flows related to those operations. Amortization of $156,000 and $26,000 has been recorded for the years ended October 31, 1997 and 1996, respectively.

   ADVERTISING COSTS

   All advertising costs, amounting to $72,000 and $33,000 for the years ended October 31, 1997 and 1996, respectively, are expensed in the period in which they are incurred.

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

   EARNINGS (LOSS) PER  SHARE

   Earnings (loss) per share is based on the weighted average number of shares of common stock outstanding. The Company has not included the effects of options and warrants in its calculation of weighted average shares outstanding due to their anti-dilutive effect. The resulting weighted average shares outstanding were 37,737,284 and 21,860,076 for 1997 and 1996, respectively.

   CASH AND CASH EQUIVALENTS

   The Company considers all investments with original maturities of three months or less to be cash equivalents.

   NEW ACCOUNTING STANDARDS

   In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This new statement, effective November 1, 1996 for the Company, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, the loss should be recognized in the statement of operations and certain disclosures regarding the impairment should be made in the financial statements. The Company's adoption of SFAS No. 121 during the year ended October 31, 1997, had no material impact on the Company's financial position or results of operations.

   In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB

   Opinion 25 but encourages the adoption of a new accounting method to record compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. The Company was required to adopt SFAS No. 123 prospectively beginning November 1, 1996. The SFAS No. 123 expense recognition provisions have been adopted for the Company's non-employee director stock options. Management has continued to account for its employee stock option plans in accordance with APB Opinion 25. See Note 9 for the effect on operations and the supplemental disclosures as required by SFAS No. 123.

   In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the statement of operations with a supplementary reconciliation of the numerators and denominators used in the calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Had SFAS No. 128 been required to be implemented for the years ended October 31 1997 and 1996, there would have been no effect on EPS.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management has not fully evaluated the impact, if any, this standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

   RECLASSIFICATIONS

   Certain reclassifications have been made to 1996 balances to conform with classifications used in 1997.

2. OPERATIONS AND LIQUIDITY

   Losses incurred during 1997 and 1996 and accumulated losses to date have had a significant adverse impact on the Company's financial position. During fiscal 1997 and 1996, the Company relied primarily on cash proceeds generated from private placements of its common stock in September 1995 and again in August 1996. Those two private placement offerings generated net proceeds to the Company of approximately $2.7 million and $5.4 million, respectively. The cash balances at October 31, 1997 and 1996 resulted from the proceeds of the most recent private placement offering. The Company believes the combination of these cash balances and the cash expected to be generated during fiscal 1998 from the sales of its infrared locating systems and continued sales of CAD/CAM and related services, should be sufficient to meet projected cash needs over the next twelve months.

3. ACQUISITION OF OLMSTED ENGINEERING CO.

   On August 26, 1996, Versus issued 6,379,889 shares of its common stock, valued for accounting purposes at $.50 per share, and paid $65,000 in cash, in exchange for all of the outstanding common stock and preferred stock of Olmsted Engineering Co. The purchase price amounted to $3,255,000. For accounting purposes, the price of the acquisition was determined based upon a contemporaneous sale of restricted common stock at $.50 per share. Olmsted, which continues to do business as a wholly-owned subsidiary under the name "Olmsted Engineering Co.," is in the business of developing, marketing and maintaining various CAD/CAM software products used primarily in the mold, die and pattern making industries. Prior to the acquisition, the President of Versus owned a majority of all classes of stock of Olmsted. Olmsted has served as a research and development consultant to Versus since 1994 and leased office space to Versus on a temporary basis through December 1996 (see Note 10).

   The occurrence of the acquisition was conditioned upon Versus raising at least $4.5 million, net of commissions, through a private placement of its common stock, as discussed in Note 9. On August 26, 1996, the date of the acquisition, Versus sold 11,335,000 shares of its common stock in a private offering to accredited investors at a price of $.50 per share, with proceeds totaling $5,201,000, net of issuance costs.

   The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the acquisition date. The excess of the purchase price over the fair values of the net assets acquired, amounting to $2,339,000, was recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

   The purchase price was allocated as follows:


                Working capital               $    145,000
                Property and equipment             171,000
                Software development costs         600,000
                Goodwill                         2,339,000
                                              ------------
                Total purchase price          $  3,255,000
                                              ============

   As of the acquisition date, Olmsted had net operating loss carryforwards for federal income tax purposes amounting to approximately $1,800,000, subject to significant limitations under the Internal Revenue Code rules relating to ownership change, which expire through 2011, if not previously utilized. As discussed in Note 7, the Company has recorded a 100% valuation allowance relating to the tax effects of these net operating loss carryforwards. The following unaudited pro forma information has been prepared assuming the acquisition had taken place on November 1, 1995, the beginning of the 1996 fiscal year. The pro forma information includes adjustments for depreciation based on the fair value of the property and equipment acquired, intercompany transactions, the amortization of intangibles arising from the transaction and the shares issued in the acquisition. The pro forma financial information is not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effected on November 1, 1995.



                Pro forma results for Year ended October 31,           1996
                                                                  -----------
                Net sales                                         $   768,000
                Net loss                                           (2,168,000)
                Net loss per common share                                (.08)

   Olmsted's operating results have been included in the consolidated statement of operations since the date of acquisition.

4. ACQUISITION OF INTELLECTUAL PROPERTY

   As of January 31, 1997, the Company and Precision Tracking FM, Inc. ("PTFM") signed an Agreement ("License Agreement") for the Company to become the exclusive licensee of PTFM's patents and other intellectual property rights related to infrared locating technology for ten years, and nonexclusive thereafter. PTFM has previously been a supplier of infrared components to the Company. The Company contracts for the manufacture of these component parts and assembly of final components.

   Concurrent with executing the License Agreement, a short-term (one year) Engineering and License Agreement (Engineering Agreement) was entered into by the parties to assist the Company in the technology transfer and to support the Company in use and development of the technology.

   In consideration of the License Agreement, based on negotiations between the parties, the Company agreed to pay $500,000 in cash and 1.6 million restricted shares of the Company's common stock (valued at $1.0 million for accounting purposes; the restrictions on these shares lapsed on October 1,
   1997).

   Under the Engineering Agreement, the Company is required to reimburse PTFM for expenses incurred in providing the services covered by the agreement. Such expense reimbursement payments are estimated at $40,000 per month during the one year term, with additional reimbursement of authorized expenses as applicable. Total expenses reimbursed during the year ended October 31, 1997, amounted to $379,000, of which $237,000 is included in research and development, $110,000 is included in sales and marketing and $32,000 is included in general and administrative expenses in the accompanying 1997 statement of operations.

   The total amount capitalized at January 31, 1997, and being amortized over the 10-year exclusivity period of the agreement, amounted to $1,540,000, including costs of the transaction.

5. NOTES RECEIVABLE

   The Company has notes receivable of $36,000 and $59,000 at October 31, 1997 and 1996, respectively, in connection with certain sales of software, net of an allowance for doubtful accounts of $21,000 and $9,000. The notes are due in various payment terms, carry interest at rates ranging from 7.5% to 8.5% and mature at various dates through March 2000.

6. NOTES PAYABLE

   DEMAND NOTE


   As part of the Olmsted acquisition, the Company assumed a liability for a 6% demand note payable to a former Olmsted shareholder. Effective October 30, 1996, the note ($74,745) and accrued interest ($12,459) were settled, at no gain or loss, by the issuance of 174,408 shares of the Company's common stock.

   TERM NOTE

   On August 1, 1995, the Company signed a note payable to one of its law firms for $449,000 as partial payment of fees billed. The note bore interest at a specified bank's prime rate, 8.25% at October 31, 1996, and required monthly installments of $10,000 each, including interest, commencing on December 1, 1995, with a balloon payment for the remaining balance due on January 1, 1997. The note, amounting to $367,000 at October 31, 1996, was secured by certain patents and intellectual property of the Company. Additional fees to the same law firm, amounting to $151,000, were included in accounts payable at October 31, 1996.

   In May 1997, the Company filed a malpractice lawsuit against the law firm, seeking indemnity against any loss the Company might incur in connection with certain law suits previously litigated by the law firm, and also seeking equitable relief against the claim by the law firm that the Company is indebted to the law firm for prior legal services. In late fiscal 1997, a resolution in principal was reached by the parties and a document evidencing this resolution was executed by both parties in December 1997. Under the terms of the agreement, the law firm agreed to reduce the current balance of its claim from $505,000 to $206,000, to be paid in 20 monthly installments with no interest. The law firm's security interest in certain patents and intellectual properties of the Company will continue until all installment payments have been made. The Company has recorded its remaining obligation at $206,000 at December 31, 1997, without imputing interest, which is not material. The resulting gain on settlement, amounting to $299,000, is included in general and administrative expenses in the accompanying 1997 consolidated statement of operations.

7. INCOME TAXES

   Deferred income taxes result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The tax effects of temporary differences that give rise to deferred tax assets at October 31, 1997 and 1996 are as follows:


                                               1997              1996
                                              ------            ------
     Net operating loss carryforwards    $   6,829,000      $ 6,052,000
     Receivables - allowance for
       doubtful accounts                        25,000           21,000
     Inventory                                   8,000                -
     Accumulated depreciation                  (12,000)           3,000
     Intangible assets                          50,000            2,000
     Accruals and reserves                      53,000           25,000
                                         ------------------------------
     Gross deferred income tax assets        6,953,000        6,103,000
     Less valuation allowance               (6,953,000)      (6,103,000)
                                         ------------------------------
     Net deferred income tax assets
      recorded in the consolidated
      financial statements               $           -    $           -
                                         ==============================


   At October 31, 1997, the Company had available net operating loss carryforwards for federal income tax reporting purposes of approximately $20,085,000 which expire through 2012, if not previously utilized.

   The above net operating loss carryforward amounts include amounts attributable to Olmsted which were carried over to the consolidated group as part of the August 1996 acquisition. State net operating loss carryforwards of Versus attributable to a state in which the Company no longer operates are not included in the net operating loss carryforward amounts. The utilization of the total operating loss carryforwards of Versus and Olmsted are subject to significant limitations under the Internal Revenue Code rules relating to change of ownership.

   Due to the recording of the valuation allowance for deferred income tax assets at October 31, 1997, actual related tax benefits recognized in the future will be reflected as either a reduction of future income tax expense or goodwill related to the acquisition of Olmsted. Those tax benefits will be allocated as follows:


             Income tax benefit that would be
               reported in the consolidated
               statement of operations as a
               reduction of income tax expense            $  6,341,000
             Recognized as a reduction of goodwill             612,000
                                                          ------------
                                                          $  6,953,000
                                                          ============

   Realization of the gross deferred income tax assets is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards and, as discussed above, the loss carryforwards are subject to tax law limitations. In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109, "Accounting for Income Taxes," which requires that deferred income tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely than not" that some portion or all of the deferred income tax assets will not be realized. Under the provisions of SFAS No. 109, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years and tax law limitations, as discussed above. While it believes the Company will be profitable in the future, management has concluded that, following the guidance of SFAS No. 109, it is "more likely than not" that these deferred income tax assets will not be realized.

   For the years ended October 31, 1997 and 1996, income taxes differed from the amounts computed by applying the federal statutory rate of 34% to losses before income taxes as follows:


                                                 1997              1996
                                                ------            -------
          Computed "expected" tax benefit     $  (887,000)     $ (682,000)
          Increase in tax resulting from:
            Adjustment to valuation
              allowance for deferred income
              tax assets relating to current
              year losses                         805,000         677,000
            Nondeductible expenses                 82,000           5,000
                                              -----------      ----------
                                              $         -      $        -
                                              ===========      ==========

8. COMMITMENTS AND CONTINGENCIES

   EMPLOYMENT CONTRACT

   On July 1, 1996, the Company entered into an employment agreement with its President, which expires on June 30, 2002. The agreement provides for payment of specified compensation amounts and fringe benefits during the term of the agreement.

   LITIGATION

   A judgment was entered against the Company during 1995 in connection with litigation relating to the exercise of certain warrants. The judgment of approximately $195,000 was accrued in the Company's 1995 financial statements. The judgment was upheld on appeal during 1996 and was paid by the Company plus interest and costs which were not material.

   A suit was filed in November 1996, and a nearly identical suit was filed in January 1997, against the Company alleging that the Company allowed certain warrants to expire which the plaintiffs held and that the plaintiffs were damaged by the warrants' expiration. The plaintiffs also allege that the Company breached the warrant agreement pursuant to which the warrants were issued to the plaintiffs and claim that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the warrant agreement. Each sole named plaintiff alleges this action should be tried as a class action, and alleges he is an appropriate representative of the class. The plaintiffs further allege their claims are substantially identical to the claims made by the plaintiff in the litigation discussed in the preceding paragraph, which involved only 300,000 of the 2,233,800 Class A warrants at issue. Apparently, the plaintiffs believe the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company had for the 300,000 warrants discussed in the preceding paragraph. The Company disputes the material allegations of the complaints. The Company's legal counsel has filed a motion to dismiss the complaints on the grounds that the plaintiffs were not warrant holders on the date of the alleged breach of the warrant agreement and to dismiss the action as being without merit because the plaintiffs have not alleged and cannot prove that they or other warrant holders suffered any damages. Management and legal counsel believe the Company's defense will be found to have merit thus resulting in no liability of the Company to the plaintiffs.

9. SHAREHOLDERS' EQUITY

   STOCK OFFERINGS AND ISSUANCES

   As discussed in Note 4, as of January 31, 1997, the Company acquired the exclusive license to use PTFM's intellectual property, including patents, related to infrared locating. A portion of the consideration was 1.6 million restricted shares of the Company's common stock. The shares issued contained certain registration rights.

   During fiscal 1997, the Company issued 135,000 shares of common stock to its Directors in lieu of cash for their annual director fees. Of the total $120,000 value assigned to the shares, $71,000 was charged to expense in 1997 with the balance deferred until fiscal 1998.

   On August 26, 1996, the Company completed a private placement of 11,335,000 restricted shares of common stock concurrently with the Olmsted acquisition discussed in Note 3. The purchase price was $.50 per share. The Company received $5,667,500, less placement agent commissions of approximately $397,000 and other professional fees of approximately $70,000. In addition, the placement agent was granted five-year warrants to purchase 396,725 shares of the Company's common stock at a price of $.50 per share. The proceeds are being used to fund the development and marketing of infrared locating products and to meet anticipated cash flow needs. These shares contained certain registration rights.

   During 1996, the Company sold 425,000 shares of common stock to a present shareholder for $.375 per share, which represented the fair value of the common stock at that time.

   STOCK REGISTRATION

   In accordance with private placements of its common stock in 1996 (as discussed above) and 1995 the Company entered into registration rights agreements with the purchasers of the stock. Additional restricted common stock was received by Olmsted shareholders as part of the August 26, 1996 acquisition of Olmsted, as discussed in Note 3. As discussed above and in
   Note 4, restricted common stock was issued to PTFM to acquire the exclusive license to use PTFM's intellectual property, including patents, related to infrared tracking. Restricted common stock was also issued in settlement of the indebtedness owed to the holder of a demand note, as discussed in Note
   6. During the second quarter of 1997, the Company registered for resale a portion of these common shares. All of the net proceeds from the offering registered will be received by selling shareholders. A total of 12,048,000 common shares currently may be offered pursuant to the prospectus.

   STOCK WARRANTS

   At October 31, 1997, the Company has outstanding warrants in the following amounts exercisable through the following dates:

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

   STOCK OPTIONS

   The Company's 1996 Employee Incentive Stock Option Plan grants key employees options to purchase shares of common stock. A total of 2,000,000 shares are available for grant under the plan. During 1996, 1,000,000 options were granted to the Company's President at $.375 per share, which represented the fair value of the common stock at the grant date. The options may be exercised from six months to ten years after the date of the grant, based on a vesting schedule. Under the vesting schedule, 250,000 options became exercisable in December 1996 and an additional 250,000 are exercisable each December for the next three years.

   During 1997, under a separate agreement, the Company awarded a five-year stock option to a non-employee Director to purchase 100,000 shares of the Company's common stock at $1.031 per share, the fair value of the common stock at the date of grant. The options were awarded for services rendered, become excercisable six months after date of grant and may be exercised up to five years from date of grant.

   The Company has issued additional stock options under a variety of agreements over the past few years. Under two agreements, the Company has issued options expiring in 2000 and 2001, respectively, to purchase a total of 200,000 shares at $.50 per share to former employees. As part of the Olmsted acquisition, options held by Olmsted shareholders to acquire additional Olmsted common shares were converted to options to acquire 266,870 of the Company's shares at an exercise price of $.637 per share. These options expired unexercised on December 1, 1996. The Company also had options outstanding to a former employee to purchase 3,334 shares at $.84 per share, and 1,000 shares at $1.56 per share, which options expired unexercised during fiscal 1997. All of the outstanding options under these agreements were exercisable at October 31, 1997.

   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," relating to its employee stock option plans. Accordingly, no compensation cost has been recognized relating to the Company's employee stock option plans. Had compensation cost for the Company's employee stock options been determined based on their fair values at the grant dates for awards in 1996 (no awards to employees were made in 1997) consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:



                                               1997            1996
                                            -------------------------------
         Net loss - as reported              $  2,610,000    $  2,006,000
         Net loss - pro forma                   2,688,000       2,115,000

         Net loss per share - as reported            0.07            0.09
         Net loss per share - pro forma              0.07            0.10
                                            ===============================


   The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 78.85%; risk-free interest rate of 8.72% and expected life of 9.6 years.

   Compensation cost of $69,000 was recognized in 1997 relating to the non-employee Director stock option award based on the estimated fair value of the option at the date of grant. The fair value of the option award was estimated using the Black-Scholes option-pricing model with the following average assumptions: dividend yield of 0.0%; expected volatility of 78.85%; risk-free interest rate of 5.72% and expected life of 5 years.

   RESTRICTED STOCK BONUS PLAN

   During 1996, the Company established the 1996 Incentive Restricted Stock Bonus Plan and reserved 500,000 common shares for issuance under the plan.

   Under the terms of the plan, any employee of the Company or any subsidiary, except the President and Directors, are eligible to receive an allocation of bonus shares. Allocations of bonus shares are recommended by the President and approved and adjusted, if necessary, by the Board of Directors. Within fifteen days of the allocation, the employee shall, if he desires to accept the allocation, pay to the Company an amount equal to the par value of the allocated bonus shares.

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

   Effective October 30, 1996, 253,467 shares were granted and issued in conjunction with the bonus plan. The market value of the shares awarded was $226,000. The difference between the market value and the sales price ($.01 per share) of the shares, amounting to $223,000, was recorded as unearned compensation and presented as a separate component of shareholders' equity. Unearned compensation is considered earned and is amortized to expense over the three-year vesting period. During 1997, 37,450 additional shares were issued and 44,444 shares were repurchased upon termination of participating employees. Earned compensation amounted to $47,000 for the year ended October 31, 1997.

10.RELATED PARTY TRANSACTIONS

   The President and Chief Executive Officer of the Company was also the Chief Executive Officer, a member of the Board of Directors and a stockholder of Olmsted which was acquired by the Company effective August 26, 1996, as discussed in Note 3.

   Olmsted provided a number of resources to the Company from November 1, 1995 through August 26, 1996, including research and development, pass-through billings, use of office space and development of a business plan. Related party billings for the period ended August 26, 1996 were as follows:

                                                     1996
                                                  ---------
            Programming                          $  548,000
            Engineering pass-through billings       167,000
            Business plan and materials              21,000
            Rent                                     19,000
                                                 ----------
            Total Olmsted billings               $  755,000
                                                 ==========

   The Company believes that services provided by Olmsted were negotiated at arm's length at the fair value of goods and services received. The Company maintained its headquarters and principal operating facilities at the former business location of Olmsted through December 1996.

   The Company and Olmsted moved their principal operating facilities in December 1996 to a building which is beneficially owned by the Company's President. The Company and Olmsted have entered into separate five-year lease agreements calling for aggregate annual rents of $111,000, increasing 4% annually after the first year. The Company and Olmsted have made combined nonrefundable contributions to leasehold improvements amounting to $121,000, in accordance with terms of the lease agreements. Rent expense for the year ended October 31, 1997 amounted to $106,000.

11.EMPLOYEE BENEFIT PLAN

   The Company maintains a 401(k) plan for all of its employees. Under the plan, the Company contributes $.50 for each dollar contributed by an employee (subject to Internal Revenue Code limitations) to a retirement savings account in any year. Company contributions are limited to a maximum of 3% of the employee's direct compensation for that year. Participants are fully vested in the 401(k) plan at all times for those amounts attributable to their own contributions and vest over a six-year period for Company contributions. The Company's contributions to the plan were $30,000 and $1,460 for the years ended October 31, 1997 and 1996, respectively.

12.NONCASH INVESTING AND FINANCING ACTIVITIES

   As discussed in Note 6, in late fiscal 1997, the Company reached an agreement, in principle, with a former law firm to settle a claim regarding amounts due the law firm. The Company's recorded obligation in the form of accounts and notes payable totaling $505,000 were replaced with a new note payable for $206,000, resulting in a $299,000 gain.

   As discussed in Note 4, as of January 31, 1997, 1.6 million restricted shares of common stock, valued for accounting purposes at $1,000,000, were issued to PTFM in partial consideration of a license agreement for the Company to become a licensee of PTFM's patents and other intellectual property rights related to infrared technology.

   As discussed in Note 3, on August 26, 1996, Versus issued 6,379,889 shares of its common stock, valued for accounting purposes at $.50 per share, and paid $65,000 in cash in exchange for all of the outstanding common stock and preferred stock of Olmsted. The purchase price amounted to $3,255,000.


   As discussed in Note 6, effective October 30, 1996, the Company settled a note payable of $74,745 and accrued interest of $12,459 by issuance of 174,408 shares of the Company's common stock.

13.BUSINESS SEGMENT INFORMATION AND MAJOR CUSTOMERS

   The Company operates in two business segments: data collection and processing (previously referred to as security); and systems design and engineering. Prior to August 1996, when Olmsted was acquired, the Company operated only in the data collection and processing segment. The data collection and processing segment includes the Company's infrared products marketed to the health care industry and other markets and its cellular products for the security industry. The systems design and engineering segment, operated under the Olmsted name, develops, sells and maintains programs for use in operating complex machinery.

   Net sales, operating income (loss), identifiable assets, capital expenditures and depreciation and amortization pertaining to the business segments, as of and for the years ended October 31, 1997 and 1996, are presented below.


                                                   1997              1996
                                               -------------------------------
           NET SALES
             Data collection and processing    $     769,000     $     246,000
             Systems design and engineering          755,000           102,000
                                               -------------------------------
                                               $   1,524,000     $     348,000
                                               ===============================
           OPERATING LOSS
             Data collection and processing    $  (1,986,000)    $  (1,927,000)
             Systems design and engineering         (487,000)          (53,000)
                                               -------------------------------
           Total operating loss                   (2,473,000)       (1,980,000)
           General corporate expenses               (290,000)          (50,000)
           Interest income, net                      145,000            24,000
           Other income, net                           8,000                 -
                                               -------------------------------
           Net loss                            $  (2,610,000)    $  (2,006,000)
                                               ===============================
           IDENTIFIABLE ASSETS
             Data collection and processing    $   4,418,000     $   2,855,000
             Systems design and engineering          785,000           921,000
             Corporate                             1,972,000         5,011,000
                                               -------------------------------
                                               $   7,175,000     $   8,787,000
                                               ===============================
           CAPITAL EXPENDITURES
             Data collection and processing    $     102,000     $     111,000
             Systems design and engineering                -             3,000
                                               -------------------------------
                                               $     102,000     $     114,000
                                               ===============================
           DEPRECIATION AND AMORTIZATION
             Data collection and processing    $     372,000     $      75,000
             Systems design and engineering          105,000            53,000
                                               -------------------------------
                                               $     477,000     $     128,000
                                               ===============================

   Net sales in excess of 10% of the Company's total net sales were attributable to sales to one and three major customers for the years ended October 31, 1997 and 1996, respectively. These individual customers accounted for net sales of approximately $260,000 (17%) in fiscal year 1997 and $56,000 (16%), $37,000 (11%) and $34,000 (10%) in fiscal year 1996.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.
                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

 Management                                        Age        Position(s) with the Company
 ----------                                        ----       ----------------------------
 Gary T. Gaisser                                    46        Director, President and Chief Executive Officer
 Julian C. Schroeder                                50        Director
 Elliot G. Eisenberg                                49        Director, IR Reseller and Sales Manager
 Samuel Davis                                       66        Director
 Henry J. Tenarvitz                                 45        Executive Vice President of Operations
 Robert Butler                                      50        Controller and Chief Accounting Officer
 Andrea Beadle                                      36        Secretary

   Gary T. Gaisser has served as President and Chief Executive Officer of the Company since January 1995. Prior to that, he was President of Olmsted Engineering Co. ("Olmsted"), now a wholly owned subsidiary of the Company. Mr. Gaisser had been with Olmsted since 1988.

   Julian C. Schroeder has served as a Director of the Company since August 1994. As of March 1997, Mr. Schroeder became a financial analyst with Schroder, Wertheim & Co. He previously served with BDS Securities, L.L.C. (a registered broker-dealer) and its predecessor, BDS Securities Corporation since 1989, and from 1995 to March 1997 served as its President. Mr. Schroeder is also a director of Optical Coating Laboratories, a manufacturer of thin-film products.

   Elliot G. Eisenberg has served as a Director of the Company since May 1996. He is currently employed full time by the Company as IR Reseller and Sales Manager. He served as Managing Director of Dabney/Resnick/Imperial, L.L.C. (a registered broker-dealer) from November 1996 to April 1997. From 1989 to November 1996 he served as Vice President of BDS Securities, L.L.C. (a registered broker-dealer) and its predecessor, BDS Securities Corporation.

   Samuel Davis has served as a Director of the Company since August of 1997. He is Senior Director of Delta Consulting Group, Inc., specializing in the management of strategic organizational change in health care organizations and has served in this position since 1990. Mr. Davis is a Clinical Professor at the School of Public Health at Columbia University and a Distinguished Service Professor at the Mount Sinai School of Medicine.

   Henry J. Tenarvitz has served as Executive Vice President of Operations since September 1996. Prior to that, and for more than five years, he has served in a series of positions of increasing responsibility with Olmsted.

   Robert Butler has served as Controller and Chief Accounting Officer of the Company since April 1997. He previously served as District Controller with Allied Waste Industries, Inc. from August 1996 to April 1997. From June 1994 until August 1996 he served as Operations and Marketing Manager for City
Environmental Services of Northern Michigan.   From June 1990 to June 1994 Mr.
Butler served as Division Manager and CFO of Tay-Ban Corporation a subsidiary of Republic Waste Industries, Inc.

     Andrea Beadle has served as Secretary of the Company since February 1997. Since February 1996 she has served as Executive Assistant to the President and since August 1996 she has also served as Human Resources Manager. Before that, and for more than five years, she had served as Records Manager of a law enforcement related agency of government.

     Each director serves an annual term of office until the next annual meeting of shareholders.

     Based solely upon a review of Forms 3 and 4 furnished to the Company pursuant to Rule 16a-3(e) and written statements from directors and executive officers that no report on Form 5 is due, no reporting person failed to file reports required under Section 16(a) of the Securities and Exchange Act of 1934 with respect to the Company's securities, except that a Form 3 was filed late with respect to Mr. Davis' initial ownership of shares.

ITEM 10 - EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation paid to the Chief Executive Officer of the Corporation during the fiscal years ended October 31, 1997, 1996 and 1995. There were no other executive officers of the Company who received combined salary and bonuses for the periods presented equaling or exceeding $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                             Long-Term
                                                                           Annual Compensation             Compensation
                                                                           -------------------             ------------
                                                Fiscal
 Name & Principal Position                       Year       Salary           Bonus           Other         Option Awards
 -------------------------                      ------      -----           ------           -----         --------------
 Gary T. Gaisser                                 1997     $  134,500      $     -         $   200 (1)              -
 President, Chief Executive Officer              1996         78,000            -             400 (2)          1,000,000
     and Director                                1995         52,000            -               -                 -


(1) Represents two meetings of directors at $100 per meeting during fiscal 1997. The directors voted to forego the fee for the October 31, 1997 meeting and all future meetings.

(2)  Represents $100 per meeting of directors held during fiscal 1996.

OPTION AWARDS

     The options to purchase 1,000,000 shares, granted to Mr. Gaisser in 1996, are exercisable at $.375 a share, the fair value of the stock at the grant date. Twenty-five percent of these options became exercisable on December 4, 1996, and an additional twenty-five percent became exercisable on December 4, 1997. The balance becomes exercisable on each subsequent anniversary thereof. The options expire on June 4, 2001. Mr. Gaisser has exercised no options. These options had an estimated value of $656,000 at October 31, 1997 based upon the difference between the option exercise price and the fair market value of the Company's common stock at October 31, 1997.

EMPLOYMENT AGREEMENT

   As of July 1, 1996, the Company and Mr. Gaisser entered into an Employment Agreement for a term of six years. Mr. Gaisser is employed at an initial base salary of $130,000 per year and receives a 10% annual increase during the term of the Employment Agreement. Mr. Gaisser is entitled to such further increases as shall be determined by the Board of Directors, and is entitled to participate in other compensation and benefit plans of the Company.

   Mr. Gaisser's Employment Agreement may be terminated by the Company for "just cause," which is defined as "willful misconduct, embezzlement, conviction of a felony, habitual drunkenness or excessive absenteeism not related to illness." The Employment Agreement provides that if Mr. Gaisser is not elected or appointed as President and Chief Executive Officer or as a member of the Board of Directors, is removed from any such office, the ownership and control of the Company changes, or if the principal place of the business is changed to a location more than 20 miles from Traverse City, Michigan without Mr. Gaisser's consent, then Mr. Gaisser may give notice of termination, effective at the end of the month in which notice is given. In addition, if Mr. Gaisser concludes that because of changes in the composition in the Board of Directors or material changes in its policies because of other events or occurrences of material fact, he feels he can no longer properly and effectively discharge his responsibilities, then Mr. Gaisser may resign from his position upon the giving of sixty (60) days' prior written notice. In each case, the Company shall deem such resignation constructive termination of Mr. Gaisser's employment, and Mr. Gaisser shall be entitled to payment of the remaining amounts payable to him under the Employment Agreement without any requirement of mitigation of damages.

   Except in the event of constructive termination, Mr. Gaisser has agreed that during the term of the Employment Agreement and for two years thereafter, he is not to compete with the Company. Upon any termination, Mr. Gaisser has agreed not to disclose the Company's confidential information or to solicit any employee of the Company for a two-year period.

COMPENSATION OF DIRECTORS

   Previously, each Director of the Company received a basic fee of 15,000 shares of the Company's Common Stock annually for service on the Board, plus a $100 per meeting attendance fee. The Company's by-laws provide that directors may be compensated as the Board of Directors may from time to time determine, and be reimbursed for the reasonable expenses incurred in connection with the performance of their duties. At its October 31, 1997 meeting, the Board unanimously agreed to alter the compensation arrangements. The $100 per meeting attendance fee was eliminated and each outside director was awarded 30,000 shares of the Company's Common Stock. Inside directors (i.e., those employed by the Company) continue to receive 15,000 shares. Also at its October 31, 1997 meeting, the Board awarded Samuel Davis a five-year option to purchase 100,000 shares of the Company's common stock at $1.031 per share, the market price at the date of grant.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information as to the Common Stock beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended), by any person who, as of January 19, 1998, to the knowledge of the Board of Directors of the Company, owned beneficially more than 5% of the outstanding Common Stock of the Company, the only class authorized:


                                                                Amount and Nature of                           Percentage of Class
        Name & Address of Beneficial Owner                      Beneficial Ownership                               Outstanding
        ----------------------------------                      --------------------                               -----------
        Anthony Low-Beer                                           6,261,000  (1)                                     16.3%
        c/o Mitchell Securities
        100 Park Avenue
        New York, NY  10017


Gary T. Gaisser                                            6,250,123  (2)                                     16.1%
c/o Versus Technology, Inc.
2600 Miller Creek Road,
Traverse City, MI  49684

William Harris Investors                                   3,025,000  (3)                                      7.9%
2 North LaSalle Street, Suite 400
Chicago, IL  60602

(1) As reported on Schedule 13D amendment filed November 19, 1997. Of these shares, 2,921,000 are reported as being held in managed accounts over which Mr. Low - Beer shares dispositive power.

(2) This total includes 250,000 shares that became acquirable by Mr. Gaisser on December 4, 1996 and an additional 250,000 shares that became acquirable by Mr. Gaisser on December 4, 1997 upon exercise of an outstanding option issued by the Company. See "Executive Compensation" above and "Certain Relationships and Related Transactions" below.

 (3) As reported on Schedule 13G filed February 3, 1997, as adjusted for a subsequent acquisition.

SECURITY OWNERSHIP OF MANAGEMENT

   The following table sets forth, as of January 19, 1998, the beneficial ownership of the Company's Common Stock by all directors and by all the directors and executive officers of the Company as a group:


                                                                              Approximate Number
                                          Position(s) with the                 of Common Shares
 Name of Beneficial Owner                      Company                        Beneficially Owned          Percent of Class
 -------------------------                     -------                        ------------------          ----------------
                                                                                     (1)
Gary T. Gaisser                          President,   Chief   Executive           6,250,123 (2)                  16.1%
                                         Officer & Director
Julian C. Schroeder                      Director                                   552,582 (3)                   1.4%
Elliot G. Eisenberg                      Director,   IR   Reseller  and           1,688,192 (4)                   4.4%
                                         Sales Manager                                                            1.0%
Samuel Davis                             Director                                   365,000                      23.0%
All executive officers and
directors as a group (7 persons)                                                  9,032,157 (5)

-----------------

(1) Each director has sole voting and investment power as to all shares reflected as beneficially owned by him, except as otherwise noted. Messrs. Gaisser, Schroeder, Eisenberg and Davis are all of the Company's present directors.

(2) This total includes 250,000 shares that became acquirable by Mr. Gaisser on December 4, 1996 and an additional 250,000 shares that became acquirable by Mr. Gaisser on December 4, 1997 upon exercise of an outstanding option issued by the Company. See "Executive Compensation" above and "Certain Relationships and Related Transactions" below.

(3) This total includes 50,000 shares currently acquirable under the terms of the warrants issued by the Company to Mr. Schroeder and 167,582 shares currently acquirable under the terms of warrants allocated by BDS Holdings, L.L.C., an affiliate of BDS Securities, L.L.C., to its members, including Mr. Schroeder.

(4) This total includes 100,000 shares currently acquirable under the terms of warrants issued by the Company to Mr. Eisenberg and 57,464 shares currently acquirable under the terms of warrants allocated by BDS Holdings, L.L.C., an affiliate of BDS Securities, L.L.C., to its members, including Mr. Eisenberg.

(5) This total includes 875,046 shares acquirable under outstanding warrants and options.


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

   Olmsted had been the principal consultant to the Company in relation to the IR Locating System. On April 20, 1995, the Company entered into a Consulting Agreement with Olmsted. The Agreement was for a one-year period from April 20, 1995 to April 20, 1996. Effective November 1, 1995, the Agreement was amended. Under the Agreement and until the consummation of the acquisition, Olmsted received an annual fee of $144,000 payable monthly as well as a fee at an hourly rate for man-hours in excess of a fixed number of hours each month.

   In addition to programming and engineering services and related materials, Olmsted provided business planning services and related materials, and operating facilities for a period of time in fiscal 1996, until the Company moved to new facilities in December 1996. The total Olmsted billings to Versus during 1996 for these services prior to the acquisition totaled $755,000.

   The Company believes that services provided by Olmsted were negotiated at arms length at the fair market value of goods and services received.

   As of August 26, 1996, the Company completed a private placement of 11,335,000 shares of its Common Stock at $.50 per share. At that time, Julian
C. Schroeder was the President, and Elliot G. Eisenberg was Vice President, of BDS Securities, L.L.C., the placement agent for this private placement. In connection with this private placement, BDS Securities, L.L.C. received a placement fee of $396,725 together with five- year warrants to purchase 396,725 shares of the Company's Common Stock at $.50 per share. A portion of these warrants was allocated to Messrs. Schroeder and Eisenberg as of July 21, 1997.

   As of September 29, 1995, the Company completed a private placement for 14,674,917 shares of its Common Stock at $.20 per share. At that time, Julian
C. Schroeder was the President, and Elliot G. Eisenberg was Vice President, of BDS Securities, L.L.C., the placement agent for this private placement. In connection with this private placement, BDS Securities, L.L.C. received a placement fee of $205,449 together with five-year warrants to purchase 1,027,244 shares of the Company's Common Stock at $.20 per share. A portion of these warrants was allocated to Messrs. Schroeder and Eisenberg as of July 21, 1997.

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

    (b)    There were no reports on Form 8-K during the fourth fiscal quarter.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS TECHNOLOGY, INC.

By:   /s/ Robert Butler                            By:   /s/ Gary T. Gaisser
      -------------------                                -------------------
      Robert Butler                                      Gary T. Gaisser
      Controller and Chief Accounting Officer            President and Chief Executive Officer
      (Principal Executive Officer)                      (Principal Accounting Officer)


Dated:  January 26, 1998


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated:


/s/ Gary T. Gaisser                             January 26, 1998
---------------------------
Gary T. Gaisser
Director


/s/ Elliot G. Eisenberg                         January 26, 1998
---------------------------
Elliot G. Eisenberg
Director


/s/ Julian C. Schroeder                         January 26, 1998
----------------------------
Julian C. Schroeder
Director


/s/ Samuel Davis                                January 26, 1998
----------------------------
Samuel Davis
Director

                                 EXHIBIT INDEX




2           Agreement and Plan of Merger between Versus Technology, Inc.
            and Olmsted Engineering, Inc. (Incorporated by reference to Exhibit 2 of the Company's Form 8-K dated August 26, 1996)

3(a)(i) Certificate of Incorporation dated October 11, 1988 (Incorporated by reference to Exhibit 3 (a) (i) of the Company's Form 10-KSB for the year ended October 31, 1995)

3(a)(ii) Certificate of Amendment of Certificate of Incorporation dated October 25, 1989 (Incorporated by reference to Exhibit 3 (a) (ii) of the Company's Form 10-KSB for the year ended October 31, 1995)

3(a)(iii)   Certificate of Amendment of Certificate of Incorporation dated
            December 17, 1993 (Incorporated by reference to Exhibit 3 (a) (iii) of the Company's Form 10-KSB for the year ended October 31, 1995)

3(a)(iv) Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 3 of the Company's Form 10-QSB for the quarter ended July 31, 1996)

3(b) By-laws (Incorporated by reference to Exhibit 3 (b) of the Company's Form 10-KSB for the year ended October 31, 1995)

4(a) 1996 Incentive Restricted Stock Bonus Plan (Incorporated by reference to Exhibit 4(a) of the Company's Form 10-KSB for the year ended October 31, 1996)

4(b) Stock Option Agreement with Gary T. Gaisser (Incorporated by reference to Exhibit 4(b) of the Company's Form 10-KSB for the year ended October 31, 1996)

4(c) Incentive Stock Option Plan (Incorporated by reference to the Company's 1996 Proxy Statement)

4(d)        Stock Option Agreement with Samuel Davis.

10(a) Lease Agreement between Versus Technology, Inc. and Traverse Software Investment, LLC (Incorporated by reference to
            Exhibit 10(a) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(b) Lease Agreement between Olmsted Engineering, Co. and Traverse Software Investment, LLC (Incorporated by reference to Exhibit 10(b) of the Company's Form 10-KSB for the year ended
            October 31, 1996)

10(c) Exclusive Marketing Agreement between Versus Technology, Inc. and Marquette Electronics, Inc. (redacted) (Incorporated by reference to Exhibit 10(c) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(d) Employment Agreement with Gary T. Gaisser (Incorporated by reference to Exhibit 10(d) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(e) Registration Rights Agreement dated August 26, 1996 (Incorporated by reference to Exhibit

         10(e) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(f)    Registration Rights Agreement dated September 15, 1995
         (Incorporated by reference to Exhibit 10 (d) of the Company's Form 10-KSB for the year ended October 31, 1995)

10(g)    Registration Rights Agreement dated July 1, 1995
         (Incorporated by reference to Exhibit 10 (e) of the Company's Form 10-KSB for the year ended October 31, 1995)

10(h)    Agreement with Precision Tracking FM, Inc. ("The License
         Agreement") effective January 31, 1997 (Incorporated by reference to
         Exhibit 10.1 of the Company's Form 8-K filed February 18, 1997)

10(i)    Engineering and License Agreement with Precision Tracking FM,
         Inc. ("The Engineering Agreement") effective January 31, 1997 (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed February 18, 1997)


11       Statement Re: Computation of Per Share Earnings


21       Subsidiary of the Registrant


27       Financial Data Schedule


99       News Releases