Form 10QSB
period 1998-01-31
VERSUS TECHNOLOGY INC
filed 1998-03-17
CIK 842638

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                                 FORM 10-QSB

          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 1998

          ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-17500


                             VERSUS TECHNOLOGY, INC.
                   (Name of Small Business Issuer in its charter)


           Delaware                                 22-2283745
   (State of Incorporation)         (I. R. S. Employer Identification Number)


       2600 Miller Creek Road, Traverse City, Michigan               49684
        (Address of principal executive offices)                   (Zip Code)


              Registrant's telephone number: (616) 946-5868


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes ( X )       No (   )


Number of shares of Common Stock, par value $.01 per share, outstanding as of January 31, 1998: 38,362,875.

Transitional small business disclosure format:   Yes (   )  No ( X )

                             VERSUS TECHNOLOGY, INC.

                              INDEX TO FORM 10-QSB

                                                                          PAGE
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets as of January 31, 1998
         (Unaudited) and October 31, 1997                                   3

         Consolidated Statements of Operations for the three
         months ended January 31, 1998 and 1997 (Unaudited)                 5

         Consolidated Statements of Cash Flows for the three
         months ended January 31, 1998 and 1997 (Unaudited)                 6

         Notes to Consolidated Financial Statements                         8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                 13

Item 6   Exhibits and Reports on Form 8-K                                  14

Signatures                                                                 15


























<PAGE)   3

                             VERSUS TECHNOLOGY, INC
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                         January 31, 1998     October 31, 1997
                                         -------------------------------------
           ASSETS
====================================
      Current Assets
      --------------
Cash and cash equivalents                $    1,422,000        $    1,871,000

Accounts receivable, net of allowance
  for doubtful accounts of $62,000 and
  $52,000                                       275,000               431,000

Notes receivable, net                            14,000                15,000

Inventories - purchased parts and
  assemblies                                    161,000               171,000

Prepaid expenses and other current assets        72,000               113,000
                                         -------------------------------------
TOTAL CURRENT ASSETS                          1,944,000             2,601,000
                                         -------------------------------------
PROPERTY AND EQUIPMENT net of accumulated
  depreciation of $107,000 and $89,000          275,000               283,000

SOFTWARE DEVELOPMENT COSTS net of
  accumulated amortization of $106,000
  and $87,000                                   494,000               513,000

GOODWILL, net of accumulated amortization
  of $221,000 and $182,000                    2,118,000             2,157,000

PATENTS AND INTANGIBLE ASSETS net of
  accumulated amortization of $387,000
  and $344,000                                1,578,000             1,621,000
                                         -------------------------------------
                                         $    6,409,000        $    7,175,000
                                         ======================================

                             VERSUS TECHNOLOGY, INC
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                         January 31, 1998     October 31, 1997
                                         -------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
====================================
         CURRENT LIABILITIES
         -------------------
Accounts payable                         $       88,000        $      308,000

Accrued expenses                                340,000               159,000

Deferred revenue-customer advance
  payments                                      197,000               356,000

Note payable - current portion                  120,000               123,000
                                        --------------------------------------
TOTAL CURRENT LIABILITIES                       745,000               946,000
                                        --------------------------------------
Note payable, less current portion               50,000                83,000
                                        --------------------------------------
Total Liabilities                               795,000             1,029,000
                                        --------------------------------------
         SHAREHOLDERS' EQUITY
         --------------------
Common stock, $.01 par value; 50,000,000
  shares authorized; 38,362,875 and
  38,271,579 shares issued and
  outstanding                                   384,000               383,000
Additional paid-in capital                   33,171,000            33,074,000
Accumulated deficit                         (27,699,000)          (27,142,000)
Unearned compensation                          (242,000)             (169,000)
                                        --------------------------------------
TOTAL SHAREHOLDERS' EQUITY                    5,614,000             6,146,000
                                        --------------------------------------
                                        $     6,409,000        $    7,175,000
                                        ======================================

      See accompanying notes to consolidated financial statements.

                             VERSUS TECHNOLOGY, INC.
                       Consolidated Statement of Operations
                                   (Unaudited)

                                             Three Months Ended January 31,
                                               1998                  1997
                                         -------------------------------------

Revenues                                 $      598,000        $      391,000

Operating Expenses
  Cost of revenues                              339,000               313,000
  Research and development                      105,000                98,000
  Sales and marketing                           284,000               161,000
  General and administrative                    448,000               247,000
                                         -------------------------------------
                                              1,176,000               819,000
                                         -------------------------------------
Loss From Operations                           (578,000)             (428,000)
                                         -------------------------------------
Other Income (Expense)
  Interest income                                21,000                46,000
  Interest expense                                 -                   (5,000)
  Other, net)                                      -                   (7,000)
                                         -------------------------------------
                                                 21,000                34,000
                                         -------------------------------------
Net Loss                                 $     (557,000)       $     (394,000)
                                         =====================================
Basic and Diluted Net Loss Per Share     $         (.01)       $         (.01)
                                         =====================================

      See accompanying notes to consolidated financial statements.

                             VERSUS TECHNOLOGY, INC.
                       Consolidated Statements of Cash Flow
                                   (Unaudited)

                                             Three Months Ended January 31,
                                               1998                  1997
                                         -------------------------------------

Operating activities:
  Net Loss                               $     (557,000)       $     (394,000)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:

  Depreciation and Amortization                 119,000                85,000
  Amortization of unearned Compensation          24,000                13,000
  Loss on sale of equipment                        -                    7,000
  Changes in operating assets and
    liabilities:
      Accounts receivable                       156,000              (169,000)
      Inventories                                10,000                 8,000
      Prepaid expenses and other current
        assets                                   41,000                22,000
      Accounts payable and other
        liabilities                            (220,000)             (288,000)
      Accrued expenses                          181,000              ( 47,000)
      Deferred revenues-customer advance
        payments                               (159,000)             ( 15,000)
                                         -------------------------------------
Net cash used in operating activities          (405,000)             (778,000)
                                         -------------------------------------

Investing activities:
  Changes in note receivable                      1,000              (  1,000)
  Payment of costs associated with
    acquisition of license to
    intellectual property                          -                 ( 10,000)
  Additions to property and Equipment          ( 10,000)             ( 58,000)

  Proceeds from sale of Equipment                  -                    8,000
                                         -------------------------------------
Net cash used in investing activities          (  9,000)             ( 61,000)
                                         -------------------------------------

                             VERSUS TECHNOLOGY, INC.
                       Consolidated Statements of Cash Flow
                                   (Unaudited)

                                             Three Months Ended January 31,
                                                 1998                  1997
                                         -------------------------------------

Financing activities
  Payments on notes payable                    ( 36,000)             ( 23,000)
  Issuance of Common Stock                        1,000                  -
                                         -------------------------------------
Net cash used in financing activities          ( 35,000)             ( 23,000)
                                         -------------------------------------
Net increase (decrease) in cash and
  cash equivalents                             (449,000)             (862,000)

Cash and cash equivalents, beginning
  of period                                   1,871,000             4,931,000
                                         -------------------------------------
Cash and cash equivalents, end of period $    1,422,000        $    4,069,000
                                         =====================================

Supplemental disclosures of cash
   flow information

    Cash paid during the quarter
      for interest                       $         -           $        5,000
                                         =====================================

      See accompanying notes to consolidated financial statements.



During the first quarter of fiscal 1998:

      The Company issued additional non-vested Employee Incentive Restricted Stock and repurchased similar stock from terminated employees, all at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. Unearned compensation of $102,000 was recorded for the stock issued and unearned compensation of $5,000 related to the repurchased shares was cancelled.

                             VERSUS TECHNOLOGY, INC.
                    Notes to Consolidated Financial Statements
                           January 31, 1998 (Unaudited)

Note 1  Basis of Presentation

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto of Versus Technology, Inc. and subsidiary (the Company) contained in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997, as filed with the Securities and Exchange Commission. The October 31, 1997 balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles as found in the Company's Annual Report on Form 10-KSB referenced above.

      In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of January 31, 1998, the results of operations for the three months ended January 31, 1998 and 1997 and cash flows for the three months ended January 31, 1998 and 1997. The results of operations for the three months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2  Principles of Consolidation

      The consolidated financial statements include the accounts of Versus and the accounts of Olmsted Engineering Co., its wholly owned subsidiary, since the date of acquisition (August 26, 1996). Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Note 3  Basic and Diluted Earnings (Loss) Per  Share

      In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the statement of operations with a supplementary reconciliation of the numerators and denominators used in the calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application was not permitted. Implementation of SFAS No. 128 had no effect on EPS for the three months ended January 31, 1998 and 1997.

      Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding. The Company has not included the effects of options and warrants in its calculation of diluted earnings (loss) per share due to their anti-dilutive effect. The resulting weighted average shares outstanding were 38,338,350 and 36,550,700 for the three months ended January 31, 1998 and 1997, respectively.

Note 4  New Accounting Standards

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management has not fully evaluated the impact, if any, this standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

Reclassifications

      Certain reclassifications have been made to 1997 balances to conform to classifications used in 1998.

Note 5  	Acquisition of Intellectual Property

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

      Concurrent with executing the License Agreement, a short-term (one-year) Engineering and License Agreement ("Engineering Agreement") was entered into by the parties to assist the Company in the technology transfer and to support the Company in use and development of the technology.

      Under the Engineering Agreement, the Company was required to reimburse PTFM $480,000 for expenses incurred in providing the services covered by the agreement. The Company's obligation under the agreement ended in January 1998, and at January 31, 1998, the Consolidated Financial Statements include $88,000 in accrued amounts payable on this contract. Of this amount, $36,000 was paid in March 1998, and the balance of $52,000 will be paid to PTFM upon delivery of certain documentation related to component assemblies.

      The total amount capitalized at January 31, 1997, and being amortized over the 10-year exclusivity period of the agreement, amounted to $1,540,000, including costs of the transaction.

Note 6  Contingencies

Litigation

      A suit was filed in November 1996, and a nearly identical suit was filed in January 1997, against the Company alleging that the Company allowed certain warrants to expire which the plaintiffs held and that the plaintiffs were damaged by the warrants' expiration. The plaintiffs also allege that the Company breached the warrant agreement pursuant to which the warrants were issued to the plaintiffs and claim that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the warrant agreement. Each sole named plaintiff alleges this action should be tried as a class action, and alleges he is an appropriate representative of the class. Plaintiffs further allege their claims are substantially identical to the claims made by the plaintiff in the Special Situations Fund III litigation which was concluded in fiscal 1996. In that action, which involved only 300,000 of the 2,233,800 Class A warrants at issue, a judgment of approximately $195,000 was awarded against the Company by the trial court and upheld on appeal. Apparently the plaintiffs in this action believe the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company was found to have for the 300,000 warrants relating to the Special Situations Fund III litigation. The court has consolidated the two cases. The Company disputes the material allegations of the complaints. The Company's legal counsel has filed a motion to dismiss the complaints on the grounds that the plaintiffs were not warrant holders on the date of the alleged breach of the warrant agreement and to dismiss the action as being without merit because the plaintiffs have not alleged and cannot prove that they or other warrant holders suffered any damages. Management and legal counsel believe the Company's defense will be found to have merit thus resulting in no liability of the Company to the plaintiffs.

Note 7  Restricted Stock Bonus Plan

      During the three months ended January 31, 1998 the Company issued an additional 97,000 and re-purchased 5,724 shares of the Company's common stock issued pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan.
Net earned compensation for the three months ended January 31, 1998 amounted to $24,000.

Note 8  Related Party Transactions

      The Company and Olmsted moved their principal operating facilities in December 1996 to a building, which is beneficially owned by the Company's President. The Company and Olmsted have entered into separate five-year lease agreements calling for aggregate annual rents of $111,000, increasing 4% annually after the first year. The Company and Olmsted have made combined nonrefundable contributions to leasehold improvements amounting to $121,000, in accordance with terms of the lease agreements.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General

      Versus Technology, Inc. ("Versus") and its whollyowned subsidiary, Olmsted Engineering Co. ("Olmsted"), collectively referred to as "the Company" operate in two business segments: data collection and processing; and systems design and engineering. All Company operations are located in one facility in Traverse City, Michigan.

      Infrared locating ("IR Locating") systems are the primary product of the Company. The IR Locating system can be used to monitor and locate people and equipment and/or control access to secured areas. The system consists of compact badges, sensors and receivers and a central processing computer. Badges can be attached to people and equipment. Each badge transmits a unique identifying code, which is received and validated by sensors located in each room or zone. The signals are sent to the central processing computer which locates each badge, determines its status (i.e., condition, environment, etc.) and provides users with a graphical display of people and equipment locations on an ordinary computer monitor. Other user programmable features include directed pages, sequenced and time dictated "hunting" of substitute individuals, telephone call forwarding, equipment usage logs, and door openings/closings. Two-way communication is possible by the addition of ordinary speaker components. The entire system is based on the Company's patented proprietary technology involving the transmission and reception of infrared light for use in locating multiple subjects in several areas.

      The Company's primary method of distribution of the IR product is through resellers who install the product. Although the Company also sells directly to end users, reseller sales are expected to contribute the majority of the Company's future IR revenues. Currently, the healthcare market is primarily targeted for penetration due to the technology's initial success there and the existing interest that has developed. In addition to the healthcare market, applications being explored include high security facilities (military, governmental, etc.), correctional institutions (prisons, guard security, etc.) and commercial security (visitor locating, institutional access control, etc.).

      Under the Olmsted name, the Company sells and maintains the ACU-CARV(r) product line, which consists of a wide range of manufacturing solutions including software, hardware, support and shop floor communications networks. ACU-CARV(r) is an integrated family of Computer Aided Manufacturing ("CAM") software programs used to operate computer numerically controlled machines mainly in the mold, die and pattern making industries. In addition to revenues from the sale of ACU-CARV(r) products, the Company also receives monthly maintenance and enhancement fees from its customers who, in turn, receive technical support and periodic update releases. Olmsted also provides programming services, hardware and software integration, complete turnkey systems and contract software consulting and development.

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

      Versus also develops, markets and integrates cellular products for the security industry.

      The following discussion and analysis focuses on the significant factors which affected the Company's consolidated financial statements during the first quarter of fiscal 1998, with comparisons to the first quarter of fiscal 1997 where appropriate. It also discusses the Company's liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB. The Consolidated Statements of Operations for the three months ended January 31, 1998 and 1997 utilize a new format that presents the results of operations in a manner consistent with comparable companies in the industry.

Results of Operations

Three Months Ended January 31, 1998 and 1997

      During the first quarter of fiscal 1998 the Company continued to develop the IR reseller channel expanding its network into Canada. CAD/CAM revenues and margins benefited from the introduction of the ACU-CARV(r) for Windows(r) product. The efforts expended in fiscal 1997 to develop contract manufacturers for IR components are being demonstrated in quality and timely delivery of product and lower costs. To better focus efforts in fiscal 1998 the Company realigned staff in late 1997 establishing separate IR and CAD/CAM sales groups and splitting the previous engineering group into separate development and manufacturing divisions. The efforts expended contributed to a revenue growth to 153% of the revenue level for the same quarter in fiscal 1997.

       First quarter revenues were $598,000 or 153% of the fiscal 1997 level of $391,000. Infrared sales of $374,00 were 212% of the same period fiscal 1997 level of $176,000 and equal 58% of the total IR revenues for the entire 1997 fiscal year. The increased sales came from the reseller network (48%) and the balance from direct and Marquette Medical Systems sales. CAD/CAM sales were $224,000 or 104% of the $215,000 revenues generated for the same three-month period in fiscal 1997.

      Cost of revenues as a percentage of revenues in the first quarter of fiscal 1998 decreased to 56% from 80% for the same quarter in fiscal 1997. This decrease is attributable to the increased revenue levels and lower IR component manufacturing costs as larger production runs allow more economical order quantities.

      Research and development expenses were slightly higher ($105,000 v. $98,000) than the three months ended January 31, 1997. The major portion of these expenditures was on IR system development and enhancement.

      Selling and marketing expenses for the first quarter of fiscal 1998 increased to $284,000 or 77% higher than the three months ended January 31, 1998. The increased expenses reflect increased sales staff and stepped up marketing efforts.

      General and administrative expenses of $448,000 were 81% above the $247,000 level for the three months ended January 31, 1997. Major factors in the increase were higher professional fees and the inclusion of PTFM administrative charges in the 1998 results.

      In the first quarter of fiscal 1998, other income, net decreased $13,000, or 39%, from 1997 levels due primarily to the decrease in interest earned on lower cash levels.

Liquidity and Capital Resources

      During the three months ended January 31, 1998, the Company relied on cash balances from the 1996 private placement offering which generated net proceeds of $5.2 million. The Company believes that the combination of its existing working capital and cash generated from operations should be sufficient to meet projected cash needs over the next nine-(9) months.

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

PART II OTHER INFORMATION

Item 1  Legal Proceedings

      The following is a summary of the material litigation in which the Company is currently engaged:

Theodore London, et al v. Versus Technology, Inc.

      Complaint filed:       November 22, 1996
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

      Plaintiffs in these nearly identical actions allege that Versus allowed certain warrants to expire, which the Plaintiffs held, and that the Plaintiffs were damaged by the warrants' expiration. Plaintiffs also allege that the Company breached the Warrant Agreement pursuant to which the warrants were issued to Plaintiffs and claim that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the Warrant Agreement. The Plaintiffs allege this action should be tried as a class action, and allege they are appropriate representatives of the class. Plaintiffs further allege their claims are substantially identical to the claims made by the plaintiff in the Special Situations Fund III litigation which was concluded in fiscal 1996. In that action, which involved only 300,000 of the 2,233,800 Class A warrants at issue, a judgment of approximately $195,000 was awarded against the Company by the trial court and upheld on appeal. Apparently the plaintiffs in this action believe the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company was found to have for the 300,000 warrants relating to the Special Situations Fund III litigation. The court has consolidated the two cases. The Company disputes the material allegations of the Complaints and intends to vigorously defend itself against this matter. The Company's legal counsel has filed a motion to dismiss the complaint on the grounds that the plaintiffs were not warrant holders on the date of the alleged breach of the warrant agreement and on the further grounds that the plaintiffs have not alleged, and cannot prove, that they or other warrant holders suffered any damages. Management and legal counsel believe the Company's defense will be found to have merit thus resulting in no liability of the Company to the plaintiffs.

Item 6 Exhibits and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

            Exhibit 11 - Statement Re: Computation of Per Share Earnings

            Exhibit 27 - Financial Data Schedule

      (b) There were no reports on Form 8-K during the first quarter of fiscal 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VERSUS TECHNOLOGY, INC.

By:   /s/ Robert Butler                     By:   /s/ Gary T. Gaisser
      -----------------                           -------------------
      Robert Butler                               Gary T. Gaisser
Controller and Chief Accounting                   President and Chief Executive
Officer (Principal Accounting                     Officer (Principal Executive
Officer)                                          Officer)

Dated:  March 17, 1998

                                                                     EXHIBIT 11
                             VERSUS TECHNOLOGY, INC.
                  STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                     For the Three Months Ended January 31,
                                          1998                   1997
                                 ---------------------------------------------
BASIC AND DILUTED LOSS PER SHARE:
Net loss                         $      (557,000)       $      (394,000)

Calculation of weighted average
  common shares outstanding:

    Outstanding common shares at
      the beginning of the period     38,271,599             36,543,573
    Impact of issuance of shares
      to acquire intellectual
      property from Precision
      Tracking FM, Inc.                     -                    17,391
    Net issuance/re-purchase of
      shares under 1996 Employee
      Incentive Restricted Stock
      Bonus Plan                          66,751                (10,264)
                                 ----------------------------------------------
        Total weighted average
        common shares                 38,338,350             36,550,700
                                 ==============================================
Basic and Diluted Loss Per Share          $(.01)                  $(.01)
                                 ==============================================

NOTE: The weighted average effect of dilutive potential common stock (i.e., options and warrants outstanding) was anti-dilutive for both fiscal 1998 and fiscal 1997 and, therefore, was not considered in the above calculation.