Form 10QSB
period 1998-04-30
VERSUS TECHNOLOGY INC
filed 1998-06-12
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-QSB


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended April 30, 1998

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


                          616-946-5868
                   (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes  X       No


Number of shares of Common Stock, par value $.01 per share, outstanding as of June 12, 1998: 38,362,875.

Transitional small business disclosure format:

                                 Yes_____     No__X__





                     VERSUS TECHNOLOGY, INC.

                              Index


PART I                FINANCIAL INFORMATION

Item 1  Financial Statements:

        Consolidated Balance Sheets as of April 30, 1998
        (Unaudited) and October 31, 1997

        Consolidated Statements of Operations for the three and six months ended April 30, 1998 and 1997
        (Unaudited)

        Consolidated Statement of Cash Flows for the six months ended April 30, 1998 and 1997 (Unaudited)

        Notes to Consolidated Financial Statements

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART                    OTHER INFORMATION
II

Item 1  Legal Proceedings

Item 2  Changes in Securities and Use of Proceeds

Item 4  Submission of Matters to a Vote of Security
        Holders

Item 5  Other Information

Item 6  Exhibits and Reports on Form 8-K

        Signatures



















                     VERSUS TECHNOLOGY, INC.
                   Consolidated Balance Sheets

                                  April 30, 1998    October 31,1997
                                   (Unaudited)
           ASSETS

       Current Assets

Cash and cash equivalents        $      928,000     $   1,871,000

Accounts receivable, net of
allowance for doubtful
accounts of $67,000 and
$52,000 at April 30, 1998 and           311,000           431,000
October 31, 1997

Notes receivable, net                    13,000            15,000

Inventories - purchased parts
and assemblies                          148,000           171,000

Prepaid expenses and other
current assets                          116,000           113,000
                                 ---------------    --------------
Total Current Assets                  1,516,000         2,601,000
                                 ---------------    --------------
Property and Equipment, net
of accumulated depreciation
of $126,000 and $89,000                 267,000           283,000

Software Development Costs,
net of accumulated
amortization of $125,000 and            475,000           513,000
$87,000

Goodwill, net of accumulated
amortization of $260,000 and
$182,000                              2,079,000         2,157,000

Patents and Other Intangible
Assets, net of accumulated
amortization of $431,000 and
$344,000                              1,534,000         1,621,000
                                 ---------------    --------------
                                 $    5,871,000     $   7,175,000
                                 ---------------    --------------













                                  April 30, 1998   October 31, 1997
                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS'
EQUITY

     Current Liabilities

Accounts payable                 $       88,000     $     308,000

Accrued expenses                        289,000           159,000

Deferred revenue-customer
advance payments                        164,000           356,000

Note payable - current                  120,000           123,000
portion
                                 ---------------    --------------
Total Current Liabilities               661,000           946,000

Note payable, less current
portion                                  20,000            83,000
                                 ---------------    --------------
Total Liabilities                       681,000         1,029,000
                                 ---------------    --------------

Shareholders' Equity

Common stock, $.01 par value;
50,000,000 shares authorized;
38,362,875 and 38,271,579
shares issued and outstanding           384,000           383,000

Additional paid-in capital           33,104,000        33,074,000

Accumulated deficit                 (28,087,000)      (27,142,000)

Unearned compensation              (    211,000 )     (   169,000  )
                                  ---------------    --------------
Total Shareholders' Equity            5,190,000         6,146,000

                                 $    5,871,000     $   7,175,000
                                 ---------------    --------------

See accompanying notes to consolidated financial statements.












                     VERSUS TECHNOLOGY, INC.
              Consolidated Statement of Operations
                           (Unaudited)

                 Three Months Ended April 30,   Six Months Ended April 30,
                      1998         1997         1998         1997

Revenues           $   655,000  $   295,000  $  1,253,000  $   686,000

Operating
expenses:

  Cost of
  revenues             337,000      237,000       676,000        550,000

  Research and
  Development           42,000      158,000       147,000        256,000

  Sales and
  Marketing            313,000      230,000       597,000        391,000

  General and
  Administrative       434,000      554,000       882,000        801,000
                    -----------  -----------  ------------  --------------
                     1,126,000    1,179,000     2,302,000       1,998,000

Loss From           (  471,000)  (  884,000)   (1,049,000)     (1,312,000)
Operations

Other Income
(Expense)
  Interest income       14,000       39,000        35,000          85,000

  Interest expense        -      (    9,000)         -          (  14,000)

  Other, net              -           1,000          -          (   6,000)
                  -------------  ----------- -------------   -------------
                        14,000       31,000        35,000          65,000
                  -------------  ----------- -------------   -------------
Net Loss          $ (  457,000)  $ (853,000) $ (1,014,000)   $ (1,247,000)
                  -------------  ----------- -------------   -------------
Basic and Diluted
Net Loss Per Share $(    .01  ) $ (    .02 ) $ (    .03  )   $ (    .03  )
                   ------------ ------------ -------------   -------------
  See accompanying notes to consolidated financial statements.












                     VERSUS TECHNOLOGY, INC.
              Consolidated Statements of Cash Flow
                           (Unaudited)
                                     Six Months Ended April 30
                                       1998              1997

Cash flows from operating
activities:

Net Loss                         $ (  1,014,000)    $ ( 1,247,000)

Adjustments to reconcile net
loss to net cash used in
operating activities:

Depreciation and amortization           240,000           206,000
Amortization of unearned
compensation                             55,000            25,000
Director compensation                     2,000              -
Loss on sale of equipment                  -                7,000

Changes in operating assets
and liabilities:

Accounts receivable                     120,000       (   135,000)
Inventories                              23,000             9,000
Prepaid expenses and other
current assets                     (      3,000)      (    52,000)
Accounts payable and other
liabilities                        (    220,000)      (   332,000)
Accrued expenses                        130,000           145,000
Deferred revenues - customer
advance payments                   (    192,000)      (    13,000)
                                 ---------------    --------------
Net cash used in operating
activities                         (    859,000)      (   140,000)

Cash flows from investing
activities:

Changes in notes receivable               2,000       (     1,000)
Payment for acquisition of
license to Intellectual
Property and associated costs              -          (   265,000)
Additions to property and
equipment                          (     21,000)      (    75,000)
Proceeds from sale of                      -                8,000
Equipment
                                 ---------------    --------------
Net cash provided by
investing activities               (     19,000)      (   333,000)

Cash flows from financing
activities:

Issuance of Common Stock                  1,000              -
Payments on notes payable          (     66,000)      (    23,000)
                                 ---------------    --------------

Net cash used in financing
activities                         (     65,000)      (    23,000)
                                 ---------------    --------------
Net decrease in cash and cash
equivalents                        (    943,000)      ( 1,743,000)

Cash and cash equivalents,
beginning of period                   1,871,000         4,931,000
                                 ---------------    --------------

Cash and cash equivalents,
end of period                    $      928,000     $   3,188,000
                                 ---------------    --------------

Supplemental disclosures of
cash flow information

Cash paid during the period
for interest                     $        5,000     $       7,000
                                 ---------------    --------------

During the first six months of fiscal 1998:

The Company issued additional non-vested Employee Incentive Restricted Stock and repurchased similar stock from terminated employees, all at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. Unearned compensation of $102,000 was recorded for the stock issued and unearned compensation of $5,000 related to the repurchased shares was cancelled.

The Company also issued Non Qualified Stock Options to directors valued at $0.34 per option for accounting purposes. The options vest after one year and are exercisable at $0.515 per share. During the six months ended April 30, 1998 $2,000 was recorded as earned compensation for the grant of these options.


















             VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                         April 30, 1998
                           (Unaudited)

Note 1  Basis of Presentation

     The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto of Versus Technology, Inc. (Versus) and subsidiary (the Company) contained in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997, as filed with the Securities and Exchange Commission. The October 31, 1997 balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles as found in the Company's Annual Report on Form 10-KSB referenced above.

     In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 1998, the results of operations for the three months and six months ended April 30, 1998 and 1997 and cash flows for the six months ended April 30, 1998 and 1997. The results of operations for the three and six months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2  Principles of Consolidation

      The  consolidated financial statements include the accounts of Versus and the accounts of Olmsted Engineering Co., its wholly
owned    subsidiary.    Upon   consolidation,   all   significant
intercompany accounts and transactions are eliminated.

Note 3  Basic and Diluted Earnings (Loss) Per Share

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the statement of operations with a supplementary reconciliation of the numerators and denominators used in the calculations. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997, including interim periods; earlier application was not permitted. Implementation of SFAS No. 128 had no effect on EPS for the three and six months ended April 30, 1998 and 1997.

      Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding. The Company has not included the effects of options, warrants and the outstanding shares under its Employee Incentive Restricted Stock Plan in its calculation of diluted earnings (loss) per share due to their anti-dilutive effect. The resulting weighted average shares outstanding were 38,025,106 and 37,890,106 for the three months ended April 30, 1998 and 1997 respectively and 38,025,106 and 37,085,686 for the six months ended April 30, 1998 and 1997, respectively.

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

Note 5  Reclassifications

   Certain reclassifications have been made to 1997 balances to conform to classifications used in 1998.

Note 6  Acquisition of Intellectual Property

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

     Under the Engineering Agreement, the Company was required to reimburse PTFM up to $480,000 for expenses incurred in providing the services covered by the agreement. The Company's obligation under the agreement ended in January 1998, and at April 30, 1998, the Consolidated Financial Statements include $30,000 in accrued amounts payable on this contract. The balance will be paid to PTFM upon delivery of certain documentation related to services provided under the agreement.

Note 7  Contingencies

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

Note 8  Restricted Stock Bonus Plan

      During the six months ended April 30, 1998 the Company issued an additional 97,000 and re-purchased 5,724 shares of the Company's common stock issued pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the three and six months ended April 30, 1998 amounted to $31,000 and $55,000 respectively.

Note 9  Related Party Transactions

      The Company and Olmsted moved their principal operating facilities in December 1996 to a building which is beneficially owned by the Company's President. The Company and Olmsted have entered into separate five-year lease agreements calling for aggregate annual rents of $111,000, increasing 4% annually after the first year. The Company and Olmsted have made combined nonrefundable contributions to leasehold improvements amounting to $130,000, in accordance with terms of the lease agreements.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

General

      Versus Technology, Inc. ("Versus") and its wholly owned subsidiary, Olmsted Engineering Co. ("Olmsted"), collectively referred to as "the Company" operate in two business segments: data collection and processing; and systems design and engineering. All Company operations are located in one facility in Traverse City, Michigan.

     Infrared Locating ("IR Locating") systems are the primary products of the Company. These products permit the automatic, accurate registry of essential management and business processes and can be used to monitor and locate people and equipment and/or control access to secured areas and record events associated with these activities. The system consists of compact badges, sensors and receivers and a central processing computer. Badges can be attached to people and equipment. Each badge transmits a unique identifying code, which is received and validated by sensors located in each room or zone, sent to the central processing computer which locates each badge, determines its status (i.e., condition, environment, etc.) and provides users with a graphical display on an ordinary computer monitor. Other user programmable features include directed pages, sequenced and time dictated "hunting" of substitute individuals, telephone call forwarding, equipment usage logs, and door openings/closings. Two-way communication is possible by the addition of ordinary speaker components. The entire system is based on the Company's patented technology involving the transmission and reception of infrared light for use in locating multiple subjects in several areas. The Company's primary method of distribution of the IR product is through resellers who install the product. Currently, the healthcare market is primarily targeted for penetration due to the technology's initial success there and the existing interest that has developed.

     Under the Olmsted name, the Company sells and maintains  the
ACUCARV  product  line,  which  consists  of  a  wide  range  of
manufacturing  software.   Versus  also  develops,  markets   and
integrates cellular products for the security industry.

     The following discussion and analysis focuses on the significant factors which affected the Company's consolidated financial statements during the three - and six - month periods ended April 30, 1998, with comparisons to 1997 where appropriate. It also discusses the Company's liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.





Results of Operations

Three Months Ended April 30, 1998 and 1997

      During the second quarter of fiscal 1998 the Company continued to develop the IR reseller channel expanding its network into Canada with its first installation in a Canadian medical facility. CAD/CAM revenues and margins benefited from the introduction of the ACUCARV for Windows product. The efforts expended in fiscal 1997 to develop contract manufacturers for IR components are being demonstrated in quality and timely delivery of product and lower costs. To ensure future quality and sound manufacturing processes the Company initiated a plan to obtain ISO certification and anticipates completion of this process by the second quarter of fiscal 1999.

      Second quarter revenues were $655,000 or 222% of the fiscal 1997 level of $295,000. Infrared sales of $427,000 were 557% above the same period fiscal 1997 level of $65,000. The increased revenues came from the reseller network (90%) and inside and Marquette Medical Systems sales efforts. CAD/CAM revenues were $228,000 or 99% of the $230,000 revenues generated for the same three-month period in fiscal 1997.

      Cost of revenues as a percentage of revenues in the second quarter of fiscal 1998 decreased to 51% from 80% for the same quarter in fiscal 1997. This decrease is attributable to the increased revenue levels and lower IR component manufacturing costs as larger production runs allow more economical order quantities.

      Research and development expenses at $42,000 were  $116,000 lower than the three months ended April 30, 1997. 1997 expenses reflect additional costs expended in the technology transfer from Precision Tracking.

      Selling and marketing expenses for the second quarter of fiscal 1998 increased to $313,000 or 36% higher than the three months ended April 30, 1997. The increased expenses reflect increased sales staff and stepped up marketing efforts.

      General and administrative expenses of $434,000 were 22% below the $554,000 level for the three months ended April 30, 1997. The second quarter of fiscal 1997 reflected additional charges for legal and professional expenses incurred but not recorded in the first quarter of fiscal 1997.

      In the second quarter of fiscal 1998, other income, net decreased $17,000, or 44%, from 1997 levels due primarily to the decrease in interest earned on lower cash levels.

Six Months Ended April 30, 1998 and 1997

      First half revenues were $1,253,000 or 83% above the fiscal 1997 level of $686,000. Infrared sales of $801,00 were 232% above the same period fiscal 1997 level of $241,000. IR revenues for 1998 already exceed the entire year 1997 level of $644,000 by 24%. The increased revenues came from the reseller network (70%) and the balance from inside and Marquette Medical Systems sales efforts. CAD/CAM revenues were $452,000, slightly ahead of the $445,000 revenues generated for the same six-month period in fiscal 1997.

      Cost of revenues as a percentage of revenues in the first six months of fiscal 1998 decreased to 54% from 80% for the same period in fiscal 1997. This decrease is attributable to the increased revenue levels and lower IR component manufacturing costs as larger production runs allow more economical order quantities.

      Research and development expenses of $147,000 were $109,000 lower than the first half of fiscal 1997.  1997 expenses included
additional  costs  expended  in  the  technology  transfer   from
Precision Tracking.

      Selling  and  marketing expenses for the six  months  ended
April 30, 1998 increased to $597,000 or 53% higher than the same period in fiscal 1997. The increased expenses reflect increased sales staff and stepped up marketing efforts.

      General  and administrative expenses of $882,000  were  10%
higher  than  the  $801,000 level for the same period  in  fiscal
1997.

      In the first half of fiscal 1998, other income, net decreased $30,000, or 46%, from 1997 levels due to the decrease in interest earned on lower cash levels.

Liquidity and Capital Resources

        In May 1998 the Company and Marquette Medical Systems ("Marquette") entered into an amended marketing agreement. Marquette agreed to purchase 50 IR Locating systems from the Company in exchange for non-exclusive marketing status. Payments under the contract are non-refundable and systems are being shipped and billed at the minimum rate of 4 systems ($140,000) per month. The total amount to be billed under the agreement is $1,750,000.

      During the three and six months ended April 30, 1998, the Company relied on cash balances from the 1996 private placement offering which generated net proceeds of $5.2 million. The Company believes that the combination of its existing working capital and cash generated from operations should be sufficient to meet projected cash needs over the next six (6) months.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      There has been no material change in litigation from that disclosed in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

Item 2 - Changes in Securities and Use of Proceeds

     (a) The Shareholders of the Company approved an Amendment to the Certificate of Incorporation to increase the authorized common stock from 50,000,000 to 75,000,000 shares and to authorize 15,000,000 shares of undesignated shares of preferred stock.

     (b) The issuance in the future of shares of preferred stock having rights and preferences different from the common stock may effect the rights of common shareholders, when and if issued.

     (c) During the quarter no unregistered sales of securities were made.

     (d)  Not applicable.


Item 4 - Submission of Matters to a Vote of Security Holders

      The following directors were elected at the 1998 Annual Meeting of Shareholders of Versus Technology, Inc. held on Friday April 24, 1998: Samuel Davis, Julian C. Schroeder and Gary T. Gaisser. Elliot Eisenberg retired from the board with the expiration of his last term of office.

     Total shares voted were 32,770,589 (85%).  The tabulation of votes was as follows:
                                  FOR           WITHHELD/AGAINST

Samuel Davis                  32,687,916                82,673
Julian C. Schroeder           32,637,916               132,673
Gary T. Gaisser               32,686,216                84,373











      At that same meeting the shareholders also approved motions to amend the Company's Certificate of Incorporation approving an increase of 25,000,000 million shares of authorized common stock and the creation of a preferred shares category with an initial authorization of 15,000,000 preferred shares. The tabulation of results was:

                                  FOR            WITHHELD/AGAINST

Common Stock Amendment         31,814,089              956,500
Preferred Stock Amendment      21,536,598              996,500

Item 5 - Other Information

     At  the April 24, 1998 Board of Directors meeting Mr. Samuel
Davis  was appointed Chairman of the Board.  Mr. David  Gray  and
Mr. Anthony Low-Beer were also appointed to the Company's Board of Directors.

     The Company's by-laws provide that directors may be compensated as the Board of Directors may from time to time determine. Previously, each outside director was awarded 30,000 shares of the Company's Common Stock and inside directors (i.e., those employed by the Company) received 15,000 shares. At its April 24, 1998 meeting, the Board unanimously agreed to alter the compensation arrangements. Each outside director was awarded 73,000 options on the Company's Common Stock and inside directors (i.e., those employed by the Company) will receive 36,000 options. The options awarded vest after one year and are exercisable over a five year period at a price of $0.515 per share , which was the then current fair market value.

     The Board also approved compensation, in the form of stock options, for independent directors for special projects based on the recommendation of the President and CEO and one other disinterested director. These options would be exercisable over five years at a price equal to the average of the bid and asked price upon the date of the grant. The Board will not grant more than 500,000 options for special projects' compensation in any one year.

















Item 6 Exhibits and Reports on Form 8-K

  Exhibit 27 - Financial Data Schedule

  Exhibit 99 (a) Press Release - Versus Technology, Inc. First
                 Quarter Results Release

  Exhibit 99 (b) Press Release - Versus Technology, Inc. adds to
                 Board/Annual Meeting Synopsis

  Exhibit 99 (c) Press Release - New Marketing Agreement with
                 Marquette Medical Systems

  Exhibit 99 (d) Press Release - Versus Technology, Inc. adds
                 Cleocom to its list of Resellers opening
                 Canadian Healthcare Market

       There were no reports on Form 8-K during the six months ended April 30, 1998.






































                            SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VERSUS TECHNOLOGY, INC.
                                         (Registrant)


                         By: /S/   GARY T. GAISSER
                                   Gary T. Gaisser
                            President and Chief Executive Officer


                         By: /S/   ROBERT BUTLER
                                   Robert Butler
                             Controller and Chief Accounting
                             Officer

June 12, 1998


































Exhibit 99 (a) Press Release - Versus Technology, Inc. First
               Quarter Results Release

         VERSUS TECHNOLOGY REPORTS FIRST QUARTER RESULTS
Record  Net  Sales,  Continued Investment  in  Infrared  Locating

Market, Highlight Quarter

     TRAVERSE CITY, Michigan, March 30, 1998 - Versus Technology, Inc. (OTC:VSTI) today announced the results of its first quarter ended January 31, 1998, marked by its continued investments to capitalize on the emerging infrared locating market.
      The Traverse City, Mich.- based developer and manufacturer of proprietary infrared (IR) locating systems for hospitals, correctional facilities, government facilities and other organizations reported record net sales of $598,000 in its fiscal 1998 first quarter, compared with $391,000 in the same period in fiscal 1997. Revenues increased to 153% over last year's numbers as a result of increased penetration of Versus Technology's IR locating systems into the health care market, due to its expanded reseller network and increased direct sales and marketing efforts.
      The Company posted a net loss of $557,000, or $0.01 per share, in the most recent first quarter, compared with a net loss of $394,000, or $0.01 per share, in the same period last year. The loss reflects increased sales and marketing costs related to Versus Technology's infrared locating business.
      "We are beginning to realize the rewards of our investments in targeting the infrared locating market, as evidenced by our best-ever quarter of sales since the merger of Versus and its subsidiary Olmsted Engineering Co.," said Gary Gaisser, Versus Technology, Inc.'s president and chief executive officer. "We are committed to this emerging industry as it represents a clear growth opportunity for the Company. The technology we have developed allows us to expand our systems beyond the health care market, and we are committing resources to ensure we maintain our leadership position."
      Gaisser added that recent orders for Versus Technology's infrared locating systems include a major health care facility, Cedars-Sinai Medical Center, Beverly Hills, CA (through Zettler Systems) and Los Alamos National Laboratories, New Mexico, a high security government facility. The Company's infrared locating technology is currently being developed for other markets as well, including financial institutions, professional service providers and manufacturers.
      For the first quarter ended January 31, 1998, Versus Technology's gross profit as a percentage of sales grew to 43%, compared with 20% in the prior year period. This reflects added sales and installations of the Company's infrared locating systems.
      "Our operating efficiencies are improving as seen in our margin expansion," Gaisser said. "These gains, coupled with the increased acceptance of our infrared technology in the health care industry and resulting higher sales, continue to move us toward profitability."
      Versus Technology's locating systems use infrared light, similar to the technology employed in remote controls for televisions, to identify the precise location of people and equipment. The Company's software systems also record this information, providing a simple and efficient method to collect real-time data to evaluate and maximize the productivity of personnel and facilities.
      The locating systems rely on a network of infrared sensors installed throughout a facility. Small, lightweight badges worn by people and attached to equipment transmit a code to these sensors, creating a means to detect their current and precise location within the building. This instantaneous identification and information tool produces a graphical display and generates reports on Versus' software platforms to track equipment usage patterns, evaluate traffic flow and provide monitoring for health and safety purposes.
      "The applications are enormous for any organization needing to locate people or equipment, opening the door to a variety of markets for our IR products," said Henry J. Tenarvitz, executive vice president of operations for Versus Technology. "We intend to continue to invest in research and development to capitalize on new opportunities."
      Versus Technology, Inc. (http://www.versustech.com) is the innovator in infrared locating technology, which offers real-time locating and two-way communication capabilities. The systems, currently in application in hospitals, corporate facilities, government facilities and other complexes, locate personnel or equipment for improved workflow. The Company also develops, markets and integrates cellular products for the security industry, and has a wholly owned subsidiary, Olmsted Engineering Co., which provides technical manufacturing and engineering software primarily for the mold, die and pattern making industries.



























Exhibit 99 (b) Press Release - Versus Technology, Inc. adds to
               Board/Annual Meeting Synopsis

       VERSUS TECHNOLOGY STRENGTHENS BOARD, NAMES CHAIRMAN
Shareholders  Approve  New  Financing  Plan  for  Future  Product
Development and Growth

     TRAVERSE CITY, Michigan, May 7, 1998 - Versus Technology, Inc. (OTC:VSTI) announced at its recent annual meeting the addition of David L. Gray, C.P.A. and Anthony B. Low-Beer to its board of directors. The board of directors also named Samuel Davis as chairman of the board.
     The Traverse City, Michigan-based developer and manufacturer of proprietary infrared (IR) locating systems for hospitals, government facilities and other organizations said the board appointments fill one seat vacated by the retirement of Elliot Eisenberg and added a new seat, bringing Versus' board membership to five.
     Chairman Davis, 66, joined the Versus Technology board in August 1997. He is former president and CEO of Mount Sinai Hospital in New York City and currently is senior director of the Delta Consulting Group, Inc., focusing on helping clients manage strategic change in healthcare organizations. Davis is a clinical professor at the School of Public Health at Columbia University and a Distinguished Service Professor at the Mount Sinai School of Medicine.
     Gray, 49, is president of Tortola Enterprises, Inc., a consulting firm that provides business management services to a diverse group of domestic and international operating businesses. Gray's work primarily includes finance, mergers and acquisitions and corporate strategy and restructurings. Previously, Gray was employed with Sara Lee Bakery Company for 12 years, most recently as president of domestic and international operations, following a career in public accounting with Arthur Andersen. Gray currently sits on the board of Gordon Food Service, Inc., a prominent food service distribution firm, and several other consumer products, financial services and energy companies.
     Low-Beer, 55, has been a Wall Street research analyst and portfolio manager for more than 25 years, working for such firms as Lord, Abbett & Co., Neuberger & Berman, M. Kimelman, L.F. Rothschild and Mitchell Securities. He currently is a professional investor, money manager and analyst domiciled at the New York City-based investment advisory firm Brimberg & Co. Low-Beer is a three-time Institutional Investor All-Star Analyst and has covered a variety of industries and segments including transportation, special situations and healthcare-related issues. Low-Beer holds a Master's and Ph.D. in economics from Columbia University.

     "We are extremely pleased to be able to attract individuals of the caliber and expertise of David Gray and Tony Low-Beer to our board," said Gary Gaisser, Versus Technology president and CEO. "Likewise, the appointment of Sam Davis as chairman will be critical to the growth of Versus Technology as we tap his vast healthcare administration experience to grow our share of this emerging market."
     Gaisser continued, "The complementary skills offered by our board members support our efforts to build a strong team of individuals both at the board and management levels. They will all serve critical roles in setting the long-term course for Versus Technology, ensuring we fully capitalize on the expected explosive growth of the healthcare information systems market and other opportunities for our infrared locating technology."

     Other highlights of Versus Technology's annual meeting included:

    Versus reported on its results of operations in fiscal 1997, which were marked by the Company's acquisition of a license for certain intellectual property and a healthcare reseller customer base from Precision Tracking FM, Inc. (PTFM); a 338% increase in net sales to over $1.5 million; and new product developments that establish the Company among the leaders in the infrared locating industry.

     Versus  Technology  unveiled its next  generation  locating
  badge.   The  new  instantaneous  subject  identification   and
  information gathering tool is a step beyond Versus' current infrared locating systems, which provide real-time location of personnel and equipment. The prototype technology is believed to be the first of its kind in existence.
     "A more detailed and descriptive announcement of this landmark innovation will be issued in the near future as we finalize the product's development stage and prepare to offer it to customers," said Gaisser.

     Shareholders approved the authorization of an additional 25 million shares of common stock and 15 million shares of preferred stock for use in financing Versus Technology's aggressive growth strategy. The Company, which previously used stock to finance its acquisitions of Olmsted Engineering Co. and the intellectual property of PTFM, said the additional share authorization provides it the resources to speed up its growth and product development efforts to remain on the leading edge of infrared locating and the $18 billion healthcare information systems market.

     Versus Technology, Inc. (http://www.versustech.com) is the leading innovator in infrared locating technology, which offers real-time locating and two-way communication capabilities. The systems, currently in application in hospitals, corporate facilities, government facilities and other complexes, monitor the precise location of personnel or equipment for health and safety purposes and for improved workflow. The Company also develops and markets manufacturing and engineering software primarily for the mold, die and pattern making industries through its wholly owned subsidiary, Olmsted Engineering Co.

Exhibit 99 (c) Press Release - New Marketing Agreement with
               Marquette Medical Systems

VERSUS TECHNOLOGY ANNOUNCES AGREEMENT WITH MARQUETTE MEDICAL
Marketing Agreement Strengthens Distribution of Versus' Infrared
Locating System

      TRAVERSE CITY, Michigan, May 18, 1998 - Versus Technology, Inc. (OTC:VSTI) announced today that it has entered into a new marketing agreement with Marquette Medical Systems (NASDAQ:MARQ) to sell Versus' infrared locating systems to the acute care hospital market. The one-year agreement provides $1.75 million in revenue for Versus.
     The Traverse City, Michigan-based developer and manufacturer of proprietary infrared (IR) locating systems for hospitals, government facilities and other organizations said the agreement gives Marquette non-exclusive marketing rights of Versus' product. In addition to the expected revenue, the agreement offers Versus additional product exposure and the opportunity for incremental revenue based on sales generated by this leading manufacturer of medical electronics equipment and systems.
      "We are excited to build on our relationship with Marquette Medical Systems as we work together to continue to grow our presence in the healthcare information systems and equipment market," said Gary Gaisser, Versus Technology, Inc.'s president and chief executive officer. "This agreement represents significant revenue for our Company and a positive extra step in our relationship with Marquette."
      "We believe our proprietary infrared locating technology will help Marquette to continue to grow while allowing us the opportunity to further expand our reseller channel so that we can reach beyond our base of direct customers," Gaisser added.
      The new marketing agreement between Versus Technology and Marquette Medical Systems continues a relationship that began in June 1996 when Marquette became the first reseller of Versus' infrared locating technology. The agreement announced today continues Marquette's non-exclusive right to market Versus' proprietary infrared locating technology under the brand name IntelliMotion. Marquette has implemented the IntelliMotion system within several medical installations, including Baylor University Medical Center in Dallas, Brigham and Women's Medical Center in Boston and St. Vincent's Hospital in Cleveland.

      "The reseller distribution channel is an important part of our sales and marketing efforts and will be instrumental as we introduce new healthcare applications for our infrared locating technology," said Henry J. Tenarvitz, executive vice president of operations for Versus Technology. "An example will be our planned launch of Versus' next generation locating badge. Marquette and our entire network of resellers will have access to this product and will provide an invaluable sales and marketing function that will support the successful launch of this product."
     Marquette Medical Systems, Inc., headquartered in Milwaukee, Wisc., is a leading manufacturer of medical electronics equipment and systems for diagnostic cardiology, patient monitoring and integration of clinical information. Additional information is available at the company's web site at http://www.mei.com.
      Versus Technology, Inc. (http://www.versustech.com) is the leading innovator in infrared locating technology, which offers real-time locating and two-way communication capabilities. The systems, currently in application in hospitals, corporate facilities, government facilities and other complexes, monitor the precise location of personnel or equipment for health and safety purposes and for improved workflow.

      The information provided in this press release may include forward-looking statements relating to future events, such as the development of new products, the commencement of production, or the future financial performance of the Company. Actual results may differ from such projections and are subject to certain risks including, without limitation, risks arising from: changes in the rate of growth of the infrared location industry, increased competition in the industry, delays in developing and commercializing new products, adequacy of financing and other factors described in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission which can be reviewed at http://www.sec.gov.









































Exhibit 99 (d) Press Release - Versus Technology, Inc. adds
               Cleocom to its list of Resellers opening
               Canadian Healthcare Market

VERSUS TECHNOLOGY ADDS CLEOCOM, INC. TO LIST OF RESELLERS
Agreement Opens Canadian Healthcare Market for Versus' Infrared
Locating System

      TRAVERSE CITY, Michigan, May 21, 1998 - Versus Technology, Inc. (OTC:VSTI) today announced a marketing agreement with Canadian healthcare systems supplier Cleocom, Inc. to sell Versus' products to the healthcare market in Canada.
       Versus Technology, the Traverse City, Michigan-based developer and manufacturer of infrared (IR) locating systems for hospitals, government facilities and other organizations, said its association with Nepean, Ontario-based Cleocom, Inc. represents its first international sales agreement and brings its network of reseller customers to six. Versus currently sells its infrared locating systems directly to hospitals and through a network of healthcare resellers.
      "Our new relationship with Cleocom is significant for a number of reasons: it associates us with a company that is committed to innovative alternatives and growth opportunities for our infrared locating systems, provides us added exposure and distribution and gives Versus access to Canada's government-controlled medical system," said Gary Gaisser, Versus Technology president and CEO. "We are very pleased to be teaming with Cleocom and look forward to growing with them as leaders in the medical information systems market."
      Versus said the first installation of its infrared locating system with Cleocom was completed this month at the Enfant Jesus Hospital in Quebec City. The system provides real-time information for locating people and equipment in certain areas of the hospital. Enfant Jesus is a leading university teaching center hospital affiliated with Laval University of Quebec City - one of North America's oldest universities.
      "Cleocom is taking a fresh perspective to marketing the Versus locating system and we are excited about the potential," Gaisser added. "We expect this relationship to be long term and look forward to their help in bringing new products, like our next generation locating badge, to the healthcare market."

      The new marketing agreement between Versus Technology and Cleocom follows a recent agreement in the U.S. with Marquette Medical Systems (NASDAQ:MARQ). Versus also currently sells its IR locating systems to medical technology resellers Dukane Corporation, Rauland-Borg Corporation and Zettler Systems, Inc.
      "Strengthening and expanding our reseller relationships are key ingredients in our growth strategy," said Henry J. Tenarvitz, executive vice president of operations for Versus Technology. "Associating with an aggressive, international company like Cleocom is a good strategic fit for Versus, and we look forward to drawing on their expertise in the Canadian healthcare market."
      Versus Technology, Inc. (http://www.versustech.com) is a leading innovator in infrared locating technology, which offers real-time locating and two-way communication capabilities. The systems, currently in application in hospitals, corporate facilities, government facilities and other complexes, monitor the precise location of personnel or equipment for health and safety purposes and for improved workflow.
     Headquartered in Nepean, Ontario, Cleocom, Inc. is a leading supplier of electronic components and systems for the healthcare industry. Cleocom's products are marketed primarily in Canada.

Safe Harbor Statement:
      The information provided in this press release may include forward-looking statements relating to future events, such as the development of new products, the commencement of production, or the future financial performance of the Company. Actual results may differ from such projections and are subject to certain risks including, without limitation, risks arising from: changes in the rate of growth of the infrared location industry, increased competition in the industry, delays in developing and commercializing new products, adequacy of financing and other factors described in the Company's most recent annual report on Form 10-K filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov.