Form 10QSB
period 1998-07-31
VERSUS TECHNOLOGY INC
filed 1998-09-14
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-QSB


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended July 31, 1998

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

                                 Yes  X       No


Number of shares of Common Stock, par value $.01 per share, outstanding as of August 20, 1998: 38,354,700.

Transitional small business disclosure format:

                                 Yes_____     No__X__











                     VERSUS TECHNOLOGY, INC.

                              Index

                                                            PAGE
PART I                FINANCIAL INFORMATION

Item 1  Financial Statements:

        Consolidated Balance Sheets as of July 31, 1998
        (Unaudited) and October 31, 1997

        Consolidated Statements of Operations for the three and Nine months ended July 31, 1998 and 1997
        (Unaudited)

        Consolidated Statement of Cash Flows for the Nine months ended July 31, 1998 and 1997 (Unaudited)

        Notes to Consolidated Financial Statements

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II                   OTHER INFORMATION

Item 1  Legal Proceedings

Item 2  Changes in Securities and Use of Proceeds

Item 6  Exhibits and Reports on Form 8-K

        Signatures



























                      VERSUS TECHNOLOGY, INC.
                    Consolidated Balance Sheets

                                  July 31, 1998    October 31, 1997
                                   (Unaudited)
           ASSETS

       Current Assets

Cash and cash equivalents        $      772,000     $   1,871,000

Accounts receivable, net of
allowance for doubtful
accounts of $65,000 and
$52,000 at July 31, 1998 and
October 31, 1997                        221,000           431,000


Notes receivable, net                    20,000            15,000

Inventories - purchased parts
and assemblies                          215,000           171,000

Prepaid expenses and other
current assets                          110,000           113,000
                                 ---------------   ---------------
Total Current Assets                  1,338,000         2,601,000

Property and Equipment, net
of accumulated depreciation
of $145,000 and $89,000                 264,000           283,000

Software Development Costs,
net of accumulated
amortization of $144,000 and
$87,000                                 456,000           513,000

Goodwill, net of accumulated
amortization of $299,000 and
$182,000                              2,040,000         2,157,000

Patents and Other Intangible
Assets, net of accumulated
amortization of $475,000 and
$344,000                              1,516,000         1,621,000
                                 ---------------   ---------------
                                 $    5,614,000     $   7,175,000
                                 ===============   ===============












                      VERSUS TECHNOLOGY, INC.
                    Consolidated Balance Sheets

                                  July 31, 1998       October 31, 1997
                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS'
           EQUITY

     Current Liabilities

Accounts payable                 $      168,000     $     308,000

Accrued expenses                        316,000           159,000

Deferred revenue-customer
advance payments                         20,000           356,000

Note payable - current
portion                                 120,000           123,000
                                 ---------------   ---------------
Total Current Liabilities               624,000           946,000

Note payable, less current
portion                                    -               83,000
                                 ---------------   ---------------
Total Liabilities                       624,000         1,029,000
                                 ---------------   ---------------

Shareholders' Equity

Common stock, $.01 par value;
50,000,000 shares authorized;
38,354,700 and 38,271,579
shares issued and outstanding           384,000           383,000

Additional paid-in capital           33,210,000        33,074,000

Accumulated deficit               (  28,422,000)    (  27,142,000)

Unearned compensation             (     182,000)    (     169,000)
                                 ---------------   ---------------
Total Shareholders' Equity            4,990,000         6,146,000
                                 ---------------   ---------------
                                 $    5,614,000     $   7,175,000
                                 ===============   ===============
  See accompanying notes to consolidated financial statements.













                     VERSUS TECHNOLOGY, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                          Three Months Ended             Nine Months Ended
                                July 31,                     July 31,
                          1998          1997           1998           1997

Revenues            $   840,000    $   306,000      $ 2,094,000    $   992,000

Operating expenses:

Cost of revenues        238,000        249,000          914,000        799,000

Research and
development             107,000        168,000          254,000        424,000

Sales and
marketing               267,000        224,000          864,000        615,000

General and
administrative          503,000        495,000        1,386,000      1,296,000
                    ------------   ------------     ------------   ------------
                      1,115,000      1,136,000        3,418,000      3,134,000
                    ------------   ------------     ------------   ------------
Loss from
operations           (  275,000)    (  830,000)      (1,324,000)    (2,142,000)

Other Income
(Expense)


Interest income          10,000         34,000           44,000        119,000

Interest expense           -        (    6,000)            -        (   20,000)

Other, net                 -             5,000             -        (    1,000)
                    ------------   ------------     ------------   ------------
                         10,000         33,000           44,000         98,000
                    ------------   ------------     ------------   ------------
Net Loss            $(  265,000)   $(  797,000)     $(1,280,000)   $(2,044,000)
                    ============   ============     ============   ============
Basic and Diluted

Net Loss Per Share  $(    .01  )   $(    .02  )     $(    .03  )   $(    .05  )

  See accompanying notes to consolidated financial statements.








                      VERSUS TECHNOLOGY, INC.
               Consolidated Statements of Cash Flow
                            (Unaudited)

                                      Nine Months Ended July 31,
                                       1998               1997

Cash flows from operating
activities:

Net Loss                            $(1,280,000)      $(2,044,000)

Adjustments to reconcile net
loss to net cash used in
operating activities:

Depreciation and amortization           360,000           344,000
Amortization of unearned
compensation                             86,000            35,000
Director compensation                    37,000            26,000
Loss on sale of equipment                  -                2,000

Changes in operating assets
and liabilities:

Accounts receivable                     210,000        (  111,000)
Inventories                          (   44,000)       (    9,000)
Prepaid expenses and other
current assets                            3,000        (   27,000)
Accounts payable and other
liabilities                          (  140,000)       (  391,000)
Accrued expenses                        157,000           139,000
Deferred revenues - customer
advance payments                     (  336,000)          353,000
                                    ------------      ------------
Net cash used in operating
activities                           (  947,000)       (1,683,000)
                                    ------------      ------------
Cash flows from investing
activities:

Changes in notes receivable          (    5,000)            4,000
Payment for acquisition of
license to intellectual
property and associated costs              -           (  265,000)
Additions to property and
equipment                            (   37,000)       (   95,000)
Proceeds from sale of
equipment                                  -               15,000
Additions to patents and
other intangible assets              (   25,000)             -

Net cash provided by                ------------      ------------
investing activities                 (   67,000)       (  341,000)
                                    ------------      ------------
Cash flows from financing
activities:

Issuance of Common Stock                  1,000              -
Payments on notes payable            (   86,000)       (   23,000)
                                    ------------      ------------
Net cash used in financing
activities                           (   85,000)       (   23,000)
                                    ------------      ------------
Net decrease in cash and cash
equivalents                          (1,099,000)       (2,047,000)

Cash and cash equivalents,
beginning of period                   1,871,000         4,931,000
                                    ------------      ------------
Cash and cash equivalents,
end of period                       $   772,000       $ 2,884,000
                                    ============      ============
Supplemental disclosures of
cash flow information

Cash paid during the period
for interest                        $      -          $     7,000
                                    ============      ============
During the first nine months of fiscal 1998:

The Company issued additional non-vested Employee Incentive Restricted Stock and repurchased similar stock from terminated employees, all at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. Unearned compensation of $104,000 was recorded for the stock issued and unearned compensation of $5,000 related to the repurchased shares was cancelled.

On April 24, 1998 the Company issued Non Qualified Stock Options to directors valued at $0.36 per option for accounting purposes. The options vest after one year and are exercisable at $0.515 per share. During the nine months ended July 31, 1998, $27,000 was recorded as earned compensation for the grant of these options. On June 16, 1998, the Company issued additional Non Qualified Stock Options to Mr. Samuel Davis, the Chairman of the Board of Directors, valued at $0.36 per option for accounting purposes. The options vest on April 30, 1999 or the date of the next annual shareholders' meeting, whichever comes first, or earlier in the event of death or disability or change of control of the company and are exercisable at $0.500 per share. During the nine months ended July 31, 1998, $10,000 was recorded as earned compensation for the grant of these options.












             VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                          July 31, 1998
                           (Unaudited)


Note 1  Basis of Presentation

     The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto of Versus Technology, Inc. ("Versus") and subsidiary (collectively referred to as the "Company") contained in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997, as filed with the Securities and Exchange Commission. The October 31, 1997 balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles as found in the Company's Annual Report on Form 10-KSB referenced above.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 1998, the results of operations for the three months and nine months ended July 31, 1998 and 1997 and cash flows for the nine months ended
July 31, 1998 and 1997. The results of operations for the three and nine months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2  Principles of Consolidation

      The  consolidated financial statements include the accounts of Versus and the accounts of Olmsted Engineering Co., its wholly
owned    subsidiary.    Upon   consolidation,   all   significant
intercompany accounts and transactions are eliminated.

Note 3  Basic and Diluted Earnings (Loss) Per Share

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the statement of operations with a supplementary reconciliation of the numerators and denominators used in the calculations. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997, including interim periods; earlier application was not permitted. Implementation of SFAS No. 128 had no effect on EPS for the three and nine months ended July 31, 1998 and 1997.

      Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding. The Company has not included the effects of options, warrants and the outstanding shares under its Employee Incentive Restricted Stock Bonus Plan in its calculation of diluted earnings (loss) per share due to their anti-dilutive effect. The resulting weighted average shares outstanding were 38,025,106 and 37,905,758 for the three months ended July 31, 1998 and 1997 respectively and 38,025,106 and 37,362,047 for the nine months ended July 31, 1998 and 1997, respectively.

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

     In   June  1998,  the  FASB  issued  SFAS  No.   133,
Accounting   for   Derivative  Instruments   and   Hedging
Activities.  SFAS No. 133 requires companies to  recognize
all  derivatives contracts as either assets or liabilities
in  the  balance sheet and to measure them at fair  value.
If  certain  conditions  are  met,  a  derivative  may  be
specifically designated as a hedge, the objective of which
is  to match the timing of gain or loss recognition on the
hedging derivative with the recognition of (i) the changes
in  the  fair value of the hedged asset or liability  that
are  attributable to the hedged risk or (ii) the  earnings
effect  of  the  hedged  forecasted  transaction.   For  a
derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives
contracts   either  to  hedge  existing   risks   or   for
speculative purposes. Accordingly, the Company does not expect adoption of the new standard on November 1, 1999 to affect its financial statements.


Note 5  Reclassifications

     Certain reclassifications have been made to 1997 balances to conform to classifications used in 1998.

Note 6    Acquisition of Intellectual Property

      As of January 31, 1997, the Company and Precision Tracking FM, Inc. ("PTFM") signed an Agreement ("License Agreement") for the Company to become the exclusive licensee of PTFM's patents and other intellectual property rights related to infrared locating technology for ten years, and nonexclusive thereafter. Concurrent with executing the License Agreement, a short-term (one-year) Engineering Services and License Agreement ("Engineering Agreement") was entered into by the parties to assist the Company in the technology transfer and to support the Company in use and development of the technology.

     Under the Engineering Agreement, the Company was required to reimburse PTFM up to $480,000 for expenses incurred in providing the services covered by the agreement. The Company's obligation under the agreement ended in January 1998, and at July 31, 1998, the Consolidated Financial Statements include $30,000 in accrued amounts payable on this contract. The balance will be paid to PTFM upon delivery of certain documentation related to services provided under the agreement.

Note 7  Contingencies

Litigation

      A suit was filed in November 1996, and a nearly identical suit was filed in January 1997, against the Company alleging that the Company allowed certain warrants to expire which the plaintiffs held and that the plaintiffs were damaged by the warrants' expiration. The plaintiffs also allege that the Company breached the warrant agreement pursuant to which the warrants were issued to the plaintiffs and claim that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the warrant agreement. Each sole named plaintiff alleges this action should be tried as a class action, and alleges he is an appropriate representative of the class. Plaintiffs further allege their claims are substantially identical to the claims made by the plaintiff in the Special Situations Fund III litigation which was concluded in fiscal 1996. In that action, which involved only 300,000 of the 2,233,800 Class A warrants at issue, a judgment of approximately $195,000 was awarded against the Company by the trial court and upheld on appeal. Apparently the plaintiffs in this action believe the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company was found to have for the 300,000 warrants relating to the Special Situations Fund III litigation. The court has consolidated the two cases. The Company disputes the material allegations of the complaints. The Company's legal counsel filed a motion to dismiss the complaints on the grounds that the plaintiffs were not warrant holders on the date of the alleged breach of the warrant agreement and to dismiss the action as being without merit because the plaintiffs have not alleged and cannot prove that they or other warrant holders suffered any damages. On July 2, 1998, the court denied these motions, without prejudice to their being resubmitted by the Company at a later date, if necessary, after, and if, the plaintiffs have first met their burden of convincing the Court that their alleged action should be certified as a class action. In addition, and separate from the foregoing, the Company is continuing to pursue on appeal its assertion that the Court does not have jurisdiction over the Company in this matter. Management and legal counsel believe the Company's defenses will be found to have merit thus resulting in no liability of the Company to the plaintiffs.

Note 8  Restricted Stock Bonus Plan

      During the nine months ended July 31, 1998, the Company issued an additional 105,000 and re-purchased 5,724 shares of the Company's common stock issued pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the three and nine months ended July 31, 1998 amounted to $31,000 and $86,000 respectively.

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

     Infrared locating ("IR Locating") systems are the primary products of the Company. These products permit the automatic, accurate registry of essential management and business processes and can be used to monitor and locate people and equipment, provide hands-free voice communication, forward telephone calls without human intervention and control access to secured areas. The associated software also passively (i.e. automatically) records events associated with these activities. The system consists of compact badges, sensors, receivers, a central processing computer and software. Badges can be attached to people and equipment. Each badge transmits a unique identifying code, which is received and validated by sensors located in each room or zone, sent to the central processing computer which locates each badge, determines its status (i.e., condition, environment, etc.) and provides users with a graphical display on an ordinary computer monitor. Other user programmable features include directed pages, sequenced and time dictated "hunting" of substitute individuals, telephone call forwarding, equipment usage logs, and door openings/closings. Two-way communication is possible by the addition of ordinary speaker components. The entire system is based on the Company's patented technology involving the transmission and reception of infrared light for use in locating multiple subjects in several areas.

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

     The following discussion and analysis focuses on the significant factors which affected the Company's consolidated financial statements during the three- and nine-month periods ended July 31, 1998, with comparisons to 1997 where appropriate. It also discusses the Company's liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Results of Operations

Three Months Ended July 31, 1998 and 1997

      During the third quarter of fiscal 1998 the Company added four IR Reseller/Sales Managers to service and maximize the potential of its reseller channel. The Company also received GSA approval enabling it to pursue the Federal Government supply market. Lower manufacturing costs resulting from larger volume runs and product improvements contributed to reduced losses for the quarter. The Company is continuing to make progress on its plan (started in early 1998) to obtain ISO certification. Development of the next generation locating badges also continued during the quarter.

      Third quarter revenues were $840,000 or 175% above the fiscal 1997 level of $306,000. Infrared sales of $664,000 were 521% above the same period fiscal 1997 level of $107,000. The increased revenues resulted primarily from the Marquette Medical Systems ("MMS") sales efforts. CAD/CAM revenues were $176,000 or 12% below the $199,000 revenues generated for the same three-month period in fiscal 1997.

      Cost of revenues as a percentage of revenues in the third quarter of fiscal 1998 decreased to 28% from 81% for the same quarter in fiscal 1997. This decrease is attributable to the increased revenue levels, lower IR component manufacturing costs and an increase in the full system sales which generate higher margins than component sales.

      Research and development expenses at $107,000 were $61,000 lower than the three months ended July 31, 1997. 1997 expenses reflect additional costs expended in the technology transfer from PTFM while 1998 expenditures are for the development of the next generation locating badges.

      Selling and marketing expenses for the third quarter of fiscal 1998 increased to $267,000 or 19% higher than the three months ended July 31, 1997. The increased expenses reflect increased sales staff and stepped up marketing efforts in preparation for the launch of the next generation badges.

      General  and  administrative expenses of $503,000  were  2%
above the $495,000 level for the three months ended July 31, 1997.

      In the third quarter of fiscal 1998, other income, net decreased $23,000, or 70%, from 1997 levels due primarily to the decrease in interest earned on lower cash levels.

Nine Months Ended July 31, 1998 and 1997

      Revenues for the first nine months of fiscal 1998 were $2,094,000 or 111% above the fiscal 1997 level of $992,000.
Infrared sales of $1,466,000 were 330% above the same period fiscal 1997 level of $341,000. IR revenues for 1998 already exceed the entire year 1997 level of $644,000 by 128%. Revenues came equally from the reseller network and the MMS sales efforts. CAD/CAM revenues were $628,000, 3.5% below the $651,000 revenues generated for the same nine-month period in fiscal 1997.

      Cost of revenues as a percentage of revenues in the first nine months of fiscal 1998 decreased to 44% from 81% for the same period in fiscal 1997. This decrease is attributable to the increased revenue levels, lower IR component manufacturing costs and an increase in full system sales which generate higher margins than component sales.

      Research and development expenses of $254,000 were $170,000 lower than the first nine months of fiscal 1997. 1997 expenses included additional costs expended in the technology transfer from PTFM. 1998 expenditures are attributable to the development of the next generation badges for the locating system.

      Selling  and  marketing expenses for the nine months  ended
July 31, 1998 increased to $864,000 or 40% higher than the same period in fiscal 1997. The increased expenses reflect increased sales staff and stepped up marketing efforts.

      General and administrative expenses of $1,386,000  were  7%
higher  than the $1,296,000 level for the same period  in  fiscal
1997.

      In the first nine months of fiscal 1998, other income, net decreased $54,000, or 55%, from 1997 levels due to the decrease in interest earned on lower cash levels.

Liquidity and Capital Resources

        In May 1998 the Company and MMS entered into an amended marketing agreement. MMS agreed to purchase 50 IR Locating systems from the Company in exchange for non-exclusive marketing status. Payments under the contract are non-refundable and systems are being shipped and billed at the minimum rate of 4 systems ($140,000) per month. The total amount to be billed under the agreement is $1,750,000. During the three months ended July 31, 1998, the total billed and received on the agreement was $420,000. An additional $420,000 will be billed and received in the fourth quarter of 1998.

      During the first six months of fiscal 1998, the Company relied on cash balances from the 1996 private placement offering resulting in a cash decrease of $943,000. The decrease for the three months ended July 31, 1998 was $156,000. The negative cash flow in the most recent three-month period is attributable primarily to developmental activities and expenses related to the Company's recently adopted more aggressive market penetration strategy. During this period the Company's cash flow from operations improved and management believes cash flow from operations is now sufficient to support current normal operating activities of the Company assuming there are no material adverse changes in operations or extraordinary development costs. The Company believes that the combination of its existing working capital and cash generated from operations should be sufficient to meet projected normal operating cash needs over the next twelve (12) months. The Company is reviewing additional funding alternatives to support its more aggressive market approach and higher developmental costs associated with the next generation of badges.

Year 2000 Issue

     The Company has conducted a comprehensive review of its internal computer systems and its products to identify the systems that could be affected by the Y2K issue and has identified no problem areas. The Company believes there are no material problems if any, in its infrastructure and facilities but will assess embedded systems contained in the Company's facilities and other infrastructure to determine the potential for Y2K problems. The Company presently believes that, with no modifications to existing software, the Y2K issue will not pose any operational problems for the Company's computer systems or those of its customers relating to the use of its products.

     The Company has not contacted nor received any assurances from vendors, suppliers or customers as to their state of readiness for Y2K. The Company believes that current material vendors and suppliers will become Y2K compliant or that qualified replacement vendors and suppliers can be easily located. The Company is not currently aware of any Y2K issues facing its major customers. Management has not fully evaluated the impact, if any, Y2K problems of its major customers may have on the Company's future operational results or financial condition.

     Because no problems have been identified to date, the Company has not found it necessary to expend any cash resources on the Y2K issue. No estimate of the potential costs can be made until a full evaluation of possible third party issues, if any, has been made.



Safe Harbor Provision

     This report may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     1.   Theodore London, et al v. Versus Technology, Inc.

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
          Principal Parties:  Plaintiff,      Jack       Lazarus,
                              purportedly  on behalf  of  himself
                              and others similarly situated;
                              Defendant, Versus Technology,Inc.

      Plaintiffs in these nearly identical actions allege that Versus allowed certain warrants to expire, which the Plaintiffs held, and that the Plaintiffs were damaged by the warrants' expiration. Plaintiffs also allege that the Company breached the Warrant Agreement pursuant to which the warrants were issued to Plaintiffs and claim that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the Warrant Agreement. The Plaintiffs allege this action should be tried as a class action, and allege they are appropriate representatives of the class. Plaintiffs further allege their claims are substantially identical to the claims made by the plaintiff in the Special Situations Fund III litigation which was settled in fiscal 1996. In that action, which involved only 300,000 of the 2,233,800 Class A warrants at issue, a judgment of approximately $195,000 was awarded against the Company by the trial court and upheld on appeal. Apparently the plaintiffs in this action believe the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company was found to have for the 300,000 warrants relating to the Special Situations Fund III litigation. The court has consolidated the two cases. The Company disputes the material allegations of the Complaints and intends to vigorously defend itself against this matter. The Company's legal counsel filed a motion to dismiss the complaint on the grounds that the plaintiffs were not warrant holders on the date of the alleged breach of the warrant agreement and on the further grounds that the plaintiffs have not alleged, and cannot prove, that they or other warrant holders suffered any damages. On July 2, 1998, the court denied these motions, without prejudice to their being resubmitted by the Company at a later date, if necessary, after, and if, the plaintiffs have first met their burden of convincing the Court that their alleged action should be certified as a class action. In addition, and separate from the foregoing, the Company is continuing to pursue on appeal its assertion that the Court does not have jurisdiction over the Company in this matter. Management and legal counsel believe the Company's defenses will be found to have merit thus resulting in no liability of the Company to the plaintiffs.

Item 2 - Changes in Securities and Use of Proceeds

     (a) The Shareholders of the Company approved an Amendment to the Certificate of Incorporation to increase the authorized common stock from 50,000,000 to 75,000,000 shares and to authorize 15,000,000 shares of undesignated shares of preferred stock. At its July 14, 1998 meeting the Company's Board of Directors adopted a resolution to proceed with the Amendment to the Certificate of Incorporation as approved by the Shareholders.

     (b) The issuance in the future of shares of preferred stock having rights and preferences different from the common stock may effect the rights of common shareholders, when and if issued.

     (c) On April 24, 1998, the Board of Directors approved the sale of 8,000 shares of the Company's common stock to two employees under the 1996 Incentive Restricted Stock Bonus Plan (the "Plan") at a price of $.01 per share. Under the Plan, if, on or before three years from the date the shares were issued, the employment of the employee by the Company terminates, the employee must resell all or a percentage of the shares transferred to the Company for $0.01 per share. These sales were made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

          On April 24, 1998, the Board of Directors awarded incentive stock options to purchase 403,605 shares of the Company's common stock to six managers under the 1996 Employee Incentive Stock Option Plan. The options vest on April 24, 1999 and are exercisable for ten years from the date of the grant at $0.629 per share, which was the then current fair market value. These awards were made pursuant to the exemption afforded by
          Section 4(2) - Transactions by an issuer not involving a public offering.

          Included  in  the options granted to the managers  were
          options  granted to officers of the company to purchase
          269,115  shares of the Company's common  stock.   These
          options were granted to the following officers:

            Andrea  Beadle     Corporate Secretary        58,580 shares
            Robert  Butler     Chief Accounting Officer  101,955 shares
            Henry   Tenarvitz  Executive Vice President  108,580 shares

          The Company's by-laws provide that directors may be compensated as the Board of Directors may from time to time determine. At its July 14, 1998 meeting, the Board of Directors awarded Mr. Samuel Davis an option to purchase 200,000 shares of the Company's common stock for his services as Chairman of the Board. The options vest on April 30, 1999 or the date of the next annual shareholders' meeting, whichever comes first, or earlier in the event of a change of control of the Company and are exercisable for five years from the date of grant at $0.500 per share, which is the average bid and asked price upon the date of grant.


Item 6 - Exhibits and Reports on Form 8-K

  Exhibit 27 - Financial Data Schedule

  Exhibit 99 (a) Press Release - Versus Technology, Inc. Second
                                 Quarter Results Release

  Exhibit 99 (b) Press Release - Versus Technology, Inc. Expands
                                 and Strengthens Sales and Marketing Team

  Exhibit 99 (c) Press Release - Versus Technology Reports Third
                                 Quarter Results

       There were no reports on Form 8-K during the nine months ended July 31, 1998.


















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


                                   VERSUS TECHNOLOGY, INC.
                                          (Registrant)


                         By:          /S/ Gary T. Gaisser
                                          Gary T. Gaisser
                          President and Chief Executive Officer


                         By:          /S/ Robert Butler
                                          Robert Butler
                          Controller and Chief Accounting Officer

September 14, 1998






































Exhibit 99 (a) Press Release - Versus Technology, Inc. Second
                               Quarter Results Release

        VERSUS TECHNOLOGY REPORTS SECOND QUARTER RESULTS
    Increased Revenues, Profit Improvement Highlight Quarter

     TRAVERSE CITY, Michigan, June 16, 1998 -- Versus Technology,
Inc. (OTC:VSTI) today announced the results of its second quarter ended April 30, 1998, highlighted by its second consecutive quarter of record sales and a narrowed net loss.

     The Traverse City, Michigan-based developer and manufacturer of infrared (IR) locating systems for hospitals, government facilities and other organizations reported a net loss of $457,000, or $0.01 per share, on revenues of $655,000 in the fiscal 1998 second quarter, compared with a net loss of $853,000, or $0.02 per share, on revenues of $295,000 in the same period last year. The 122% increase in revenues reflects increased penetration of the Company's IR locating products.

  "We are on a strong path forward, as evidenced by our revenue growth and movement closer to profitability in the second quarter," said Gary Gaisser, Versus Technology president and chief executive officer. "Our expanded network of resellers and marketing efforts are an essential part of this growth, allowing us to reach a broader base of customers and further establish the Versus infrared locating system as the industry standard."

      The Company recently announced it entered into a new marketing agreement with Marquette Medical Systems to sell Versus' infrared locating systems to the acute care hospital market. The one-year agreement will provide $1.75 million in revenue for Versus, $840,000 of which will be shipped in the remaining two quarters of fiscal 1998. Versus Technology's patented infrared locating systems identify the precise location of personnel and equipment and provide two-way wireless communications throughout a facility.

      For the second quarter ended April 30, 1998, Versus Technology's cost of revenues as a percentage of revenues decreased to 51%, compared with 80% in the prior year period. The Company attributed the improvement to its significant growth in revenues and a more modest increase in cost of revenues.

  "The energy and resources devoted to R&D are paying off with sales increases and new product introductions," said Henry J. Tenarvitz, executive vice president of operations for Versus Technology. "An important milestone is our planned introduction this summer of a new application for our IR locating system that will expand our capabilities and move us closer to our goal of providing comprehensive, facility-wide information, location and communications solutions to healthcare providers."





      For the six months ended April 30, 1998, Versus posted revenues of $1.3 million, compared with $686,000 for the same period a year ago. The Company posted a net loss of $1.0 million, or $0.03 per share, through the first half of fiscal 1998, compared with a loss of $1.2 million, or $0.03 per share, for the same period in fiscal 1997.

      The Company's significant revenue gains contributed to its strong advances in the first half of fiscal 1998. Cost of revenues as a percentage of sales decreased to 54% in the first half of 1998, compared with 80% in the same period last year. The Company's revenue growth, combined with its efficiency and cost-containment efforts, contributed to a lower operating loss in the 1998 six-month period versus the same period last year.

      Versus said its increase in revenues is due to its expanded sales and marketing efforts to healthcare providers, led by a number of key reseller customers. Versus Technology's network of resellers includes Marquette Medical Systems (Nasdaq:MARQ), Rauland-Borg Corporation, Zettler Systems, Inc. and Dukane Corporation, which market Versus' products throughout the United States within their existing monitoring and nurse call registry systems.

      Versus also announced recently it expanded its number of resellers with a new marketing agreement with Canadian healthcare systems supplier Cleocom, Inc. to sell Versus' products in Canada. Versus said the first international installation of its infrared locating system was completed by Cleocom last month at the Enfant Jesus Hospital in Quebec City, establishing a system that provides real-time information for locating people and equipment in certain areas of this hospital.

      Versus Technology's infrared locating systems are currently in use in a variety of other installations in North America, including Cedars-Sinai Medical Center in Los Angeles, Baylor University Medical Center in Dallas, Foote Memorial Hospital in Jackson, Mich., VA Medical Center in Ann Arbor, Mich. and Los Alamos National Laboratories, a high security government facility in New Mexico.

      Versus Technology, Inc. (http://www.versustech.com) is a leading innovator in infrared locating technology, which offers real-time locating and two-way communication capabilities. The systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic, accurate registry of essential management and business processes and can be used to monitor the precise location of personnel or equipment for health and safety purposes, control access to secured areas and automatically record events associated with these activities.











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















































Exhibit 99 (b) Press Release - Versus Technology, Inc. Expands
                               and Strengthens Sales and Marketing Team

            VERSUS TECHNOLOGY EXPANDS AND STRENGTHENS
                    SALES AND MARKETING TEAM

     TRAVERSE CITY, Michigan, June 18, 1998 - Versus Technology, Inc. (OTC:VSTI) today announced it more than doubled its sales force with the addition of four sales and marketing managers to oversee its continued penetration into the $18 billion healthcare information technology market.

     The Traverse City, Michigan-based developer and manufacturer of infrared (IR) locating systems for hospitals, government facilities and other organizations named Peter T. Taylor, Ernest Stathakis, Patrick R. Flannery and Charles M. Clark as IR (Infrared) Reseller and Sales Managers, strengthening its leadership in the infrared locating systems market. The four new hires will report to Henry Tenarvitz, executive vice president of operations for Versus Technology.

  "We are excited to welcome these qualified and experienced managers to Versus as we continue to capitalize on the growth and increased acceptance of our IR locating technology," said Gary Gaisser, Versus Technology president and CEO. "All these individuals have strong backgrounds in medical-related industries with a wealth of experience in sales and marketing, which should prove instrumental in gaining additional customers and sales."

     The managers will be responsible for Versus' continued market penetration of its IR locating products, which identify the precise location of personnel and equipment and provide two-way wireless communications throughout a facility. Versus products are sold directly to hospitals under the Nightingale O brand and are marketed to the medical industry through its recently expanded network of healthcare resellers.

Peter T. Taylor most recently served as director of sales, marketing and public relations of Michigan Medical Supply.
  Mr. Taylor also offers Versus a background in governmental affairs, having served on the city commission and two terms as mayor of Traverse City, Michigan. Mr. Taylor, a graduate of Michigan State University, has also held positions as a political consultant and legislative aide.

Ernest Stathakis has an extensive background in sales in the medical industry, including experience as a marketing representative for NHL/Laboratory Corporation of America. Mr. Stathakis has held similar positions with other medical technology providers, such as Detroit Bio-Medical and CBC/Metpath. Prior to his sales career, Mr. Stathakis was a medical technologist and lab manager. Mr. Stathakis holds a degree in medical technology from the Professional Business Institute in Minneapolis.

Patrick R. Flannery brings to Versus 20 years of sales experience in the health field, the last 14 in senior sales positions at Rugby Laboratories. During his tenure at Rugby, Mr. Flannery managed sales of the company's products to hospitals, health maintenance organizations and the federal government, including Veterans Administration Hospitals, the Department of Defense and correctional facilities. Mr. Flannery has a bachelor's degree from the University of Michigan.

Charles M. Clark has 20 years experience as a registered professional nurse, including 13 years as staff nurse at Munson Medical Center in Traverse City, Mich. His knowledge will be integral in the continued integration of Versus' products into nurse call registry systems, which are sold by the Company's network of resellers. Mr. Clark has a B.S.N. from Montana State University and also shares his expertise as a clinical nursing instructor at Northwestern Michigan College in Traverse City, Mich.

  "We look forward to the contribution of our four new managers, whose skills, knowledge and backgrounds will strengthen our sales and marketing efforts," said Henry J. Tenarvitz, executive vice president of operations for Versus Technology. "By expanding our sales force in conjunction with our network of resellers, we are taking the steps to substantially increase sales of our existing infrared locating products.
  The expanded distribution channels will also be vital when we unveil our next generation IR locating system, which has an anticipated launch later this year."

     Versus Technology, Inc. (http://www.versustech.com) is a leading innovator in infrared locating technology, which offers real-time locating and two-way communication capabilities. The systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic, accurate registry of essential management and business processes and can be used to monitor the precise location of personnel or equipment for health and safety purposes, control access to secured areas and automatically record events associated with these activities.


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






Exhibit 99 (c) Press Release - Versus Technology Reports Third
                               Quarter Results

         VERSUS TECHNOLOGY REPORTS THIRD QUARTER RESULTS
     Best-Ever Revenues, Narrowed Net Loss Highlight Quarter


       TRAVERSE  CITY,  Michigan,  August  31,  1998  --   Versus
Technology, Inc. (OTC BB: VSTI) today announced the results of its third quarter ended July 31, 1998, highlighted by significant profit improvement on a 175% increase in revenues.

     The Traverse City, Michigan-based developer and manufacturer of infrared (IR) location, data collection and communications products reported net revenues of $840,000 in the fiscal 1998 third quarter, compared with net revenues of $306,000 in the same period last year. Versus attributed the dramatic growth to continued penetration of its Versus Information System (VIS) technology into the healthcare market and the impact of the Company's recent marketing agreement with Marquette Medical Systems, Inc. The fiscal 1998 third quarter marked Versus' third consecutive quarter of record revenues since focusing on its IR technology in 1996.
  "Our commitment of resources toward product development and sales and marketing is fueling our significant top-line growth and will continue to be a priority as we work to build on this progress," said Gary Gaisser, Versus Technology president and chief executive officer. "Versus has the leading-edge technology and a growing network of distribution channels and relationships that will be key to sustaining our momentum."

      For the fiscal 1998 third quarter, Versus reported a narrowed net loss of $265,000, or $0.01 per share, compared with a net loss of $797,000, or $0.02 per share, in fiscal 1997.
  "We expect to continue to increase both sales and profitability in the coming quarters. Versus Technology's growing revenue stream and new products coming online support this target, and we are dedicated to making it happen in the near-term," said Gaisser.

      Gaisser said a key contributor to this optimism is the planned launch in the fiscal 1999 first quarter of Versus' new generation locating system. The innovations will propel the Company's VIS product into the leadership role in providing location information and communications solutions to end-users. Versus Technology's patented infrared locating systems identify the precise location of personnel and equipment, provide two-way wireless communications throughout a facility and can enable the control of ingress and egress to restricted areas.

  For the third quarter ended July 31, 1998, Versus Technology's gross profit as a percentage of revenues increased to 71.7%, compared with 18.6% in the prior year same period. In addition, the Company's total operating expenses declined both in pure dollars and as a percentage of revenues. Versus attributed the margin improvements to its significant growth in revenues and its ability to implement operating and production efficiencies.
  "We have eclipsed the market acceptance stage with our IR location products, and we are now seeing the distribution and demand that attest to our emerging market leadership in the healthcare field," said Henry J. Tenarvitz, executive vice president of operations for Versus Technology. "We are
  committed  to  expanding  the  market  coverage  of   our   VIS
  technology both within the healthcare industry and in other segments as we look to diversify our customer base and maximize our potential. We believe this strategy is integral to sustainable growth for Versus and increased value for our shareholders."

     For the nine months ended July 31, 1998, Versus posted a net loss of $1.3 million, or $0.03 per share, on net revenues of $2.1 million, compared with a net loss of $2.0 million, or $0.05 per share, on net revenues of $992,000 for the same period a year ago. Versus' nine-month revenue results represent a 111% increase over the prior year nine-month period and a 37% increase over the Company's net revenues for all of fiscal 1997.

      Versus said its strong revenue increase was due to its expanded sales and marketing efforts to healthcare providers, led by a number of new initiatives. In the third quarter 1998, the Company announced a new marketing agreement with Marquette Medical Systems to sell Versus' infrared locating systems to the acute care hospital market. The one-year agreement will provide $1.75 million in revenue for Versus, approximately $420,000 of which is expected in the fourth quarter of fiscal 1998. Versus also expanded its reseller network in the quarter with a new marketing agreement with Canadian healthcare systems supplier Cleocom, Inc. The agreement to sell Versus' IR locating products in Canada marks the Company's first international marketing and distribution agreement.

     Through the first nine months of fiscal 1998, Versus reported its gross profit as a percentage of revenues increased to 56.4%, compared with 19.5% in the same period in the prior year. The Company's strong revenue growth, combined with improved production efficiencies, contributed to the gross margin increase, as well as Versus' narrowed operating loss in the 1998 nine-month period. Versus posted an operating loss of $1.3 million for the nine months ended July 31, 1998, compared with an operating loss of $2.1 million in the same period in fiscal 1997

      Versus Technology's infrared locating systems are currently used in a variety of installations throughout North America, including Cedars-Sinai Medical Center in Los Angeles, CA, Baylor University Medical Center in Dallas, TX, VA Medical Center in Ann Arbor, MI and Los Alamos National Laboratories, a high security government facility in New Mexico. Versus' proprietary IR location and information systems are sold through an expanding network of resellers including Cleocom, Dukane Corporation, Marquette (Nasdaq:MARQ), Rauland-Borg Corporation and Zettler Systems, Inc., which market the products within their existing monitoring and nurse call registry systems.

     Versus Technology, Inc. (http://www.versustech.com) is a leading innovator in infrared locating technology, which offers real-time locating/data collection and two-way communication capabilities. The systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic, accurate registry of essential management and business processes and can be used to monitor the precise location of personnel or equipment for health and safety purposes, control access to secured areas and automatically record events associated with these activities.

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