Form 10KSB
period 1998-10-31
VERSUS TECHNOLOGY INC
filed 1999-02-01
CIK 842638

[TYPE]     10KSB
[DESCRIPTION]	FORM 10-K

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934
                    For the fiscal year ended October 31, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements included in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for its most recent fiscal year were $3,167,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $14,888,261 as of January 26, 1999.

As of January 26, 1999, the issuer had outstanding 38,507,575 shares of common stock.

                 DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                              VERSUS TECHNOLOGY, INC.

                               Index to Form 10-KSB
PART I										     PAGE

Item 1	Description of the Business

Item 2	Description of Property

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for Common Equity and Related Stockholder Matters

Item 6	Management's Discussion and Analysis

Item 7	Financial Statements

Item 8	Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure

PART III

Item 9	Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act

Item 10	Executive Compensation

Item 11	Security Ownership of Certain Beneficial Owners
            and Management

Item 12	Certain Relationships and Related Transactions

Item 13	Exhibits and Reports on Form 8-K

            Signatures

            Exhibit Index

                                    PART I

ITEM 1 - DESCRIPTION OF THE BUSINESS

Versus Technology, Inc. ("Versus") and its wholly owned subsidiary, Olmsted Engineering Co. ("Olmsted") operate in two business segments: data collection and processing; and systems design and engineering. All Company operations are located in one facility in Traverse City, Michigan. Versus' primary product is its Infrared (IR) Locating System.

Versus is a leading innovator in infrared locating technology, which offers real-time locating and two-way communication capabilities. The systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic and accurate registry of essential management and business processes, and can be used to monitor the precise location of personnel or equipment for health and safety purposes, to control access to secured areas and to automatically record events associated with these activities.

(a)	Business Development and Principal Products.

Versus Technology, Inc. ("Versus" or the "Company") is a Delaware corporation originally formed in October 1988 to manufacture and market Derived Channel Multiplex ("DCX") alarm systems. Intellectual property and assets (patents, trademarks, etc.) relating to infrared locating ("IR Locating") systems and technology were acquired in 1993, marking the Company's first entry into this wireless and passive data collection technology. The DCX business was sold in November 1994 and Company resources were directed toward developing the potential of the IR Locating technology.

The Company's primary focus is now the manufacture and distribution of proprietary software and components to support its IR Locating systems. The Company also manufactures and distributes a line of Computer Aided Design/Computer Aided Manufacturing ("CAD/CAM") software used to operate computer numerically controlled machines mainly in the mold, die and pattern making industries. This division also supports the design and installation activities of the IR Locating Division.

In 1996 the Company continued development of the IR Locating technology and acquired Olmsted Engineering Co. The Company and its Board of Directors believe this acquisition was critical to the continued development and success of the IR Locating system due to the long-term business relationships that had been developed over the years, the solid name recognition of Olmsted in the industry and the knowledge Olmsted gained as a consultant to the Company when developing the IR Locating system. Olmsted was acquired in exchange for 6,379,889 shares of Versus common stock, plus cash of $65,000, amounting to a purchase price of $3,255,000 net of related costs. Further development of the IR Locating technology and working capital requirements were funded from the $5,201,000 net proceeds of a private placement of 11,335,000 shares at $.50 per share completed on August 26, 1996.

Effective January 31, 1997, the Company entered into a license agreement ("License Agreement") with Precision Tracking FM, Inc. ("PTFM") for the Company to become the exclusive licensee of PTFM's patents and other intellectual property rights related to the IR Technology. The Company and its Board of Directors believe the exclusive license of PTFM's patents and other intellectual property was also critical to the continued development and success of the IR Locating system. Throughout 1997, the Company spent significant efforts and dollars in enhancing the new IR products made available under the exclusive License Agreement. Much effort was also expended in developing new supplier relationships (primarily contract manufacturing). An important aspect of the PTFM transaction is it included access to an international network of resellers that the Company has since expanded. This network helped Versus end fiscal 1998 with an order backlog of $1,177,000 for IR systems - almost double the sales of its premier product for all of fiscal 1997.

During fiscal 1998 the Company continued to improve and expand the IR Locating systems business, completing development of a combined IR/RF (Radio Frequency) Locating badge (to be available in 1999) and low cost disposable DataBand (anticipated shipping also in 1999). Versus is the only infrared manufacturer to supply an infrared badge that is backed by an RF supervisory signal (patent applied for). This ensures a signal is sent from the badge even if the line-of-sight to the sensor is blocked as could happen if a badge were covered inadvertently. The Versus DataBand wrist badge ("DataBand") was announced in November 1998 and is scheduled for launch at the Healthcare Information Management System Society (HIMSS) conference in Atlanta, GA (February 22-25, 1999).
Versus has applied for another patent on its disposable IR/RF DataBand that will be used initially in healthcare applications. This water-resistant, disposable and inexpensive badge was developed in response to healthcare industry requests for an economical badge and will add considerable efficiency to the procedures for collecting patient information, billing patient charges and for providing patient location status. The IR/RF badge and the DataBand pave the way for entry into the full facility coverage segment of the tracking and locating technology market. During fiscal 1998, the Company also developed a voice recognition version of PhoneVision. PhoneVision is another trademarked product that is sold as an option to the base system to provide automatic phone forwarding to a person's location. PhoneVision provides a simple telephone interface to Nightingale's locating data. The telephone is an obvious choice as an interface to location data because people are comfortable using it. PhoneVision can operate with most modern switches or PBX systems and can be configured to automatically forward calls to a location at the user's request. The Company also continued to develop and expand its reseller channel and finished the year with $3,167,000 total revenues - more than double its $1,524,000 revenues of fiscal 1997.

At the Microsoft Healthcare Users Group (MS-HUG) conference in Orlando, Florida (October 11-13, 1998), Versus joined a number of other healthcare information system providers to demonstrate the interoperability of their systems. Using accepted healthcare interoperation standards, Versus and nine other healthcare information system technology providers exchanged real time information generated by the Versus IR system. Some of the participants in that demonstration were HBO & Co., SpaceLabs Medical, Millbrook and KPMG. Another noteworthy aspect of this demonstration was that the entire network was set up and interfaced in less than five hours on the conference center floor.

Also at that MS-HUG show, the Company introduced its IR/RF badge. By integrating these two technologies and by being the first to market with this type of badge, the Company believes that Versus will remain a primary innovator and distributor of IR locating technologies.

(b)	Business of the Issuer

The Company currently operates in two business segments:

           - data collection and processing ("IR" Locating systems)
           - systems design and engineering ("SD&E").

(1)	Principal Products and Services

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

OWNER OF TRADEMARK                             TRADEMARK

Versus Technology, Inc.             Nightingale Resource Management System
                                    PhoneVision, Versus Information
                                    System ("VIS")

Marquette Medical Systems           IntelliMotion Resource Management System

Rauland Borg                        Responder IV
                                    Responder III+

Dukane Corporation                  ProCare 6000

Zettler                             Sentinel 500

Southwestern Bell                   PALS - Personnel and Asset Location System

TRL Systems                         Entouch

Versus markets its IR products as "Nightingale" and "Versus Information System" (VIS), for the medical and non-medical markets respectively. "PhoneVision" is sold as an option to the base system to provide voice activated automatic phone forwarding to a person's location. A lightweight badge (worn by staff or attached to equipment) continuously emits an infrared light signal encoded with information. Sensors, mounted throughout a facility, pick up this signal maintaining the contact between the system and staff and equipment. The emitted signal's code is matched to the sensor's unique code allowing the system's software to determine the badge's location, which can then be graphically portrayed on an ordinary computer monitor.

The software collects, organizes and records information from the network, becoming a powerful and accurate management tool. The data recorded by the system can be compiled into any number of reports describing activity. Custom reports can be created for specific needs, and for further flexibility the data can be exported for use in a number of popular database, spreadsheet, and statistical programs. This information can be imported directly into existing control software systems of other vendors, providing real-time data on patient, staff and equipment activities. Other user programmable features of the system include directed pages, equipment usage logs, and door openings/closings. Two-way communication is possible by the addition of ordinary speaker components. The entire system is based on the Company's patented proprietary technology involving the transmission and reception of infrared light for use in locating multiple subjects in several areas.

The IR products provide a hands-free (also referred to as passive) personnel and/or equipment locating system designed to locate and manage assets in medical environments and other professional settings. Once armed with the location information, the system provides a wide range of possibilities for the efficient management of critical and expensive assets. Within the medical market, the system can reduce personnel and equipment response times, thus reducing overhead expenditures and increasing asset utilization by locating high cost primary care providers and equipment.

The Company believes its proprietary position, coupled with low cost components, has positioned its price well below its two primary competitors in the IR Locating segment of the medical industry. The non-specific location provided by Radio Frequency (RF) locating technology (the major competing technology) limits its use in hospital information management systems. Unlike IR waves, RF waves will penetrate through objects, thus making it impossible to pinpoint the specific locations of people and equipment. Combining RF and IR provides a full-time supervisory signal even if the IR signal is blocked due to the badge being covered. Versus' IR product is assembled from a number of components ranging from off-the-shelf computers to production line circuit boards, injection molded cases, software and ethernet concentrators.

Systems Design and Engineering Segment

Under the Olmsted name, the Company sells and maintains the ACUCARV product line, which consists of a wide range of manufacturing solutions. ACUCARV is an integrated family of Computer Aided Manufacturing (CAM) software programs used to operate computer numerically controlled (CNC) machines, mainly in the mold, die, and pattern making industries. ACUCARV's competitive advantage is that it instructs a CNC machine to use circular and linear interpolated toolpaths rather than point-to-point toolpaths. (A toolpath is the distance and direction that the machine moves the cutting tool.) This feature provides a smoother surface finish and reduces the amount of time it takes to cut a part by up to 50%. ACUCARV makes this possible because it sends one arc instruction to the machine. In contrast, a point-to-point system sends a series of line instructions (that represent an arc) to the machine. ACUCARV's method of cutting is referred to as "z-level" (contour) machining, and very few other machining companies currently offer software that utilizes this method as its primary cutting method.

Olmsted is an authorized dealer of the following third party software, which it utilizes in conjunction with its own software offerings:

           MANUFACTURER                            PRODUCT
----------------------------------          -----------------------

Baystate Technologies                          CadKey
                                               DraftPAK
                                               FastSurf

Sterling Numerical Technologies                FastNurbs

Autodesk                                       AutoCAD
                                               Mechanical Desktop

Microcompatibles                               NSEE

LiCom                                          AlphaCAM

In addition to revenues from the sale of ACUCARV products, the Company also receives monthly maintenance and enhancement fees from its customers who, in turn, receive technical support and periodic update releases. Olmsted also provides hardware and software integration, complete turnkey systems and contract software consulting and development. Olmsted is planning a 1999 launch of its first internet market software.

The principal function of the Company's Cellular Alarm Transport ("CAT") products is to provide a connected alarm panel with a communication pathway through the cellular communications network. Generally, the CAT is used as a cellular backup alarm product in which alarm messages are transmitted over the cellular network to a telephone switch network used by the alarm-monitoring agency to receive such data and signals.

(2)	Marketing and Distribution

Infrared Locating System and Technology

The Company's primary distribution method for the IR product is through resellers who install the product. The Company also employs an internal sales staff that, in addition to supporting reseller efforts, focuses on sub-acute facilities and single floor units and those facilities with no major allegiance to a channel reseller. The inside sales force also follows up potential business in non-healthcare markets. Although the Company still intends to sell directly to end users, reseller sales are expected to contribute the majority of the Company's future IR revenues. Currently, the healthcare market is primarily targeted for penetration due to initial successes and existing interest. Other potential markets for the IR Locating technology are:



      Customer                    Needs                      Solution
--------------------    -------------------------     -----------------------
Manufacturing           Just-in-time parts            Equipment tags on
Facilities              delivery to a production      product and spare
                        line, product inventory       parts tracked by the
                        and major spare parts         locating system.
                        location.
Office Complexes        Billing accuracy and          File tags, personnel
                        completeness and staff        badges and the locating
                        tracking and telephone        system with intercom and
                        call transfer.                PhoneVision options.

Government              Staff and visitor tracking    Personnel badges and the
Buildings               and access control.           locating system with
                                                      intercom, PhoneVison
                                                      and door lock options.

Prisons                 Guard security and access     Personnel badges and the
                        control.                      locating system with
                                                      intercom and door lock
                                                      options.

Schools                 Personnel tracking and        Personnel badges and
                        access control.               the locating system
                                                      with intercom,
                                                      PhoneVison and door
                                                      lock options.

Systems Design and Engineering Segment

The ACUCARV product line is marketed to both existing users of the products and potential new customers through direct sales efforts. The Company also markets CAD/CAM software for third parties. The Company's remaining cellular products are marketed through independent distributors.

(3)	New Products or Services

Major and innovative product developments were accomplished during the past year. The Company expended considerable dollars and efforts to successfully develop and introduce the new IR/RF badge and the DataBand.

Versus believes it is the only infrared manufacturer to supply an infrared badge that is backed by a RF supervisory signal (patent applied for). This ensures a signal is sent from the badge even if the line-of-sight to the sensor is blocked as could happen if a badge were covered inadvertently.

In November, the Company announced its disposable IR/RF DataBand that will be used initially in healthcare applications. This water-resistant, disposable and inexpensive badge was developed in response to healthcare industry requests for an economical badge and will add considerable efficiency to the procedures for collecting patient information, billing patient charges and for providing patient location status.

The DataBand, which will be launched at the Healthcare Information Management System Society (HIMSS) conference in Atlanta, GA (February 22-25, 1999), was the final hardware component required for Versus' location technology to cover the full hospital. To achieve successful integration into full hospital coverage, the Company is in the process of developing relationships with major resellers of hospital information systems to overcome potential software integration hurdles. Significant interoperability between different software systems has already been achieved and was demonstrated at the Microsoft Healthcare Users Group conference in October 1998. With other ActiveX members (e.g., HBOC, Millbrook, KPMG, Careflow), Versus was able to transmit location messages back to other information systems through the medical computer
programming language known as HL7.   At this conference, it was proven
that other system interoperability (sharing of information) is indeed possible.

During fiscal 1998, the Company also developed a voice recognition version of PhoneVision. PhoneVision is another trademarked product that is sold as an option to the base system to provide automatic phone forwarding to a person's location. PhoneVision provides a simple telephone interface to Nightingale's locating data. The telephone is an obvious choice as an interface to location data because people are comfortable using it. PhoneVision can operate with most modern switches or PBX systems and can be configured to automatically forward calls to a location at the user's request. It uses existing telephone infrastructure and provides benefits not available with pagers and low power cell phones at a fraction of the cost.

(4)	Competitive Business Conditions

There are a small number of competing companies whose products use IR to track patients and equipment. At the present time, there is no dominant competitor in the IR market. In addition to Versus, there are two companies (Executone and Hill-Rom) that have secured strong positions in the Nurse Call niche.

There are products directly competitive with the Company's IR technology and other products that perform functions similar to this technology, including radio frequency ("RF") paging and communication systems, ultrasound and RF badges, magnetic strip systems and hardwired communication systems. The Company believes that its infrared technology is competitive with RF-based and other similar systems. In some applications these competitive systems may be a cost-effective alternative. In some cases, such as when the customer only wants to do one particular thing such as communication, the competitor may offer the best solution. However, when the customer then considers adding equipment location, billing capability, communication and access control, all in one system, Versus' products are superior.
While competition is extensive in the overall SD&E market, competition within Olmsted's relatively narrow market segment is more limited due to the specialized and highly technical niche group being served. Olmsted is a well respected name in this market. Management believes this market is mature and no significant changes are expected to occur over the next 10 to 15 years that the Company is not prepared to take advantage of. Competition for the Company's CAT products comes from only a few companies. Expected growth of the market, however, may attract entry by additional organizations with more significant resources. In addition, there are competing technologies that perform similar functions.

In each of its markets, the Company seeks to compete primarily on the basis of the technological features of its products, their cost effectiveness, system performance, interoperability capabilities, field experience and service support.

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

There are multiple suppliers available for most IR components purchased by the Company. During fiscal 1997, alternate suppliers were developed to accommodate larger volumes. During 1998, those relationships were strengthened and others, including overseas sources for certain components, were established. The Company does not expect to encounter any component shortages over the next year.

Olmsted's business in not dependent upon the availability of raw materials.

(6)	Material Customers

The Company currently has five large, and a number of smaller, resellers. Each reseller has an existing distribution channel and experience integrating other vendor products within their product line and bringing that product to market within a short time period. Resellers with existing international distribution channels are energetically targeted. A reseller's sales volume of Versus IR products determines their pricing level. The product is sold on 30-day terms, and up to a one-year warranty applies to all Versus components sold to resellers. The reseller network accounted for the Company's existing $1,177,000 backlog at October 31, 1998 and 95% of the $2,341,000 of IR revenues for fiscal 1998. Two customers in this group accounted for 57% of the total Company revenues for fiscal 1998. The reseller network is presently composed of a number of major nurse call suppliers to the healthcare industry that have signed agreements with the Company to acquire its products for use in their nurse call systems. The Company negotiates with potential new resellers on an ongoing basis.
In May 1998, the Company and Marquette Medical Systems (a wholly owned subsidiary of G.E.) ("Marquette") entered an amended agreement under which Marquette is required to purchase $1,750,000 of the Company's IR product over a one-year period.

The Company generally does not offer extended payment terms to its customers and normally adheres to its warranty policy. Consistent with industry practice, the Company maintains inventory of both components and finished products that it believes to be sufficient to satisfy foreseeable short-term customer requirements.

At October 31, 1998 and 1997 respectively, the Company had approximately $1,177,000 and $736,000 of IR Locating system orders on hand.

Approximately 21% of the Company's revenues for the fiscal year ended October 31, 1998 were attributable to the Company's SD&E division. These revenues resulted from a large number of customers, none of which is considered to be a material customer.

No material portion of the business of the Company is seasonal. No material portion of the Company's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the government.

During the last two years, inflation has not had any significant impact on the Company's business.

(7)	Patents, Trademarks, Licenses and Franchises

The Company holds and licenses several United States patents and/or trademarks covering IR Locating technologies, ACUCARV software products and certain cellular technologies. The Company also holds patents in other countries for these products.

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

The Company is currently undergoing FCC certification and testing on its new IR products. Its Olmsted product lines do not require government approvals. The Company's CAT products are registered under FCC regulations and comply with all relevant FCC regulations for commercial and residential premises.

(9)	Government Regulation

The Company does not believe that existing or reasonably foreseeable governmental regulations will have a material adverse effect upon the Company's business.

(10)	Research and Development

The Company's expenditures for research and development during fiscal 1998 were $338,000. This compares with $440,000 that was expended during fiscal 1997. The fiscal 1997 expenditures were for technology transfer from PTFM and further development of the IR technology. During fiscal 1998, the expenditures were for the development of the IR/RF badge, the DataBand, system interoperability and PhoneVision voice recognition.

(11)	Environmental Compliance

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the protection of the environment should not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditure for environmental control facilities in either the current fiscal year (fiscal 1999) or the succeeding fiscal year (fiscal 2000).

(12)	Number of Employees

At October 31, 1998, the Company had 36 full-time employees. Of its full-time employees, 10 were engaged in systems design, manufacturing and engineering relating to both business segments, 19 in marketing, sales and sales administration, and 7 in general and administration.

None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced any labor disruptions or work stoppages and considers its employee relations to be good.

(13)	Risk Factors

This report contains forward-looking statements based on the Company's current expectations, assumptions, estimates and projections about the Company and its industry. These forward-looking statements involve numerous risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. The Company undertakes no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. In addition to the other information in this Form 10-KSB, the following risk factors should be considered carefully in evaluating the
Company:

Risks Relating to History of Operating Losses

The Company is subject to risks associated with technology companies, including losses related to new ventures, uncertainty of revenues, profitability and the need for additional funding. The Company has a history of operating losses. The Company incurred a loss of $1,435,000 in the fiscal year ended October 31, 1998. There can be no assurance that new product sales will be profitable, that existing product sales will either continue at historical rates or increase, that the Company will achieve profitable operations, or that new products introduced by the Company will achieve market acceptance. See "Management's Discussion and Analysis."

Risks Relating to Future Capital Needs and Uncertainty of Additional
Funding

The Company has expended, and will continue to expend in the future, substantial funds to complete the research, development, manufacturing and marketing of its products. Based on its current staffing level and product development schedule, the Company anticipates that its working capital and funds anticipated to be derived from operations should be adequate to satisfy its capital and operating requirements over the next twelve months. This estimate is based upon the assumptions that sales meet internal projections. Adequate funds, whether through financial markets or from other sources, may not be available when needed or on terms acceptable to the Company. In the event that the Company is not able to obtain additional funding on a timely basis, the Company may be required to scale back or eliminate certain or all of its development, manufacturing or marketing programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop, manufacture or market itself. Any of these actions could have a material adverse effect on the Company's results of operations, in order to satisfy its capital and operating requirements. See "Management's Discussion and Analysis"

Risks Relating to Emerging Market; Product Concentration

The market for infrared tracking systems is emerging. To date, the demand for infrared tracking systems has been limited to hospital markets and, in this market, sales to date have been limited. There can be no assurance that the market for such products will grow at a rate sufficient to support the Company's business. The Company expects that its revenues will become dependent upon IR Locating Systems. A failure to achieve substantial sales of IR Locating Systems, as a result of competition, technological change or other factors, would have a material adverse effect on the Company's results of operations in the future.

Risks Relating to Litigation

The Company was unsuccessful in defending a claim, brought by a prior Warrant holder, that it had improperly failed to adjust a warrant exercise price of now-expired warrants and that the warrant holder was damaged thereby. This warrant holder held 300,000 warrants and recovered a judgment for $195,000. Two additional actions have been filed as class actions on behalf of the remaining holders of 1,933,800 warrants. If the present plaintiffs are as successful as the first plaintiff, the Company could have an actual exposure exceeding $1,250,000. See "Legal Proceedings."

Risks Relating to Rapid Technological Change; Reliance on Continued Product Development

The infrared technology industry in general is characterized by rapidly changing technology. The Company must continuously update its existing and planned products to keep them current with changing technologies and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to increase the functionality of its products in a timely manner and to develop new products that address new technologies and achieve market acceptance. There can be no assurance that the Company will be successful in these efforts. If the Company were unable to develop and introduce such products in a timely manner, due to resource constraints or technological or other reasons, this inability could have a material adverse effect on the Company's results of operations. Due to the uncertainties associated with the Company's emerging market, there can be no assurance that the Company will be able to forecast product demand accurately or to respond in a timely manner to changing technologies and customer requirements.

Risks Relating to Reliance on Third Party Resellers

Until recently, the Company had planned to sell its IR Locating Systems to the acute care hospital market exclusively through a third party reseller, Marquette Medical Systems, Inc. (a wholly owned subsidiary of G.E.). Sales through this reseller have not occurred as planned. Marquette and the Company have amended their agreement, reducing Marquette's purchase/sales commitments and changing Marquette's status to a non-exclusive reseller, and the Company is now also selling its IR Locating Systems through other channels of distribution. There can be no assurance, however, that these channels of distribution will purchase the Company's products or provide them with adequate levels of support. Any significant reduction in volume due to inadequate levels of support from resellers or other channels of distribution could have a material adverse effect on the Company's results of operations.

Risks Relating to Dependence on Key Personnel

The Company has a small core management and development team and the unexpected loss of any of these individuals would have a material adverse effect on the Company's business and results of operations. Gary T. Gaisser (President, Chief Executive Officer and Director) has an employment contract with the Company which contains a non-competition covenant in the event of voluntary termination. The enforceability and scope of this employment agreement are subject to judicial interpretation and therefore may not be enforceable as written. At present, there is no key-man insurance in place for any members of the Company.

Risks Relating to Management of Growth

The Company has recently expanded its core operations. The growth of the Company's business has placed, and, if sustained, will continue to place a substantial burden on its managerial, operational, financial and information systems. In particular, the growth of the Company's business has required and, if sustained, will continue to require the employment of additional engineering personnel. There can be no assurance that the Company will be able to hire employees with the necessary qualifications. The future success of the Company also depends upon its ability to attract and retain highly skilled managerial, sales, marketing and operations personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. There can be no assurance that the Company's management will be able to manage future expansions, if any, successfully, or that its management, personnel or systems will be adequate to support the Company's operations or will be implemented in a cost-effective or timely manner. The Company's success depends, to a significant extent, on the ability of its executive officers and other members of senior management to respond to these challenges effectively. The Company's inability to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Relating to Limited Protection of Proprietary Technology

The Company regards its technology as proprietary and attempts to protect it under applicable patent, copyright and trade secret laws as well as through contractual restrictions on disclosure, use and distribution. There can be no assurance that patents will not be challenged or that trade secrets will remain undisclosed, that its non-disclosure agreements will not be breached, that there will be adequate remedies for any such breach, or that the Company's systems, processes and operations will not be reverse engineered or independently developed. It may be possible for unauthorized third parties to copy the Company's products (notwithstanding the existence of any nondisclosure agreement) or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Any access to or use by competitors of the Company's technology could have a material adverse effect on the Company. In addition, the Company is not aware of any claims that it is infringing intellectual property rights of third parties, but there can be no assurance that the Company will not face a claim that it is infringing the intellectual property rights of others. There can be no assurance that the Company will be successful in any resulting litigation or obtain a license on commercially reasonable terms, if at all, or will not be prevented from engaging in certain activities. Defense and prosecution of infringement claims can be expensive and time consuming, regardless of outcome, and can result in the diversion of substantial financial management and other resources of the Company. In addition, the laws of certain countries in which the Company's products may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

Risks Relating to Control by Existing Stockholders; Anti-Takeover
Provisions

The Company's directors and officers taken as a group beneficially own in the aggregate approximately 21.4% of the Company's outstanding Common Stock. Certain principal stockholders are directors or executive officers of the Company. As a result of such ownership, these stockholders will be able to exercise a degree of control with respect to matters requiring approval by the stockholders of the Company, including the election of directors. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company.

Risks Relating to Limited Market for Common Stock; Possible Volatility of Stock Price

The Common Stock is not currently traded on any exchange or quoted on the NASDAQ National or NASDAQ Small Cap markets. Trading is presently conducted through broker dealers on the OTC Bulletin Board. Although no assurance can be given that such application will be successful or that an active public market will exist in the future. Factors such as announcements of the introduction of new or enhanced products by the Company or its competitors and quarter-to-quarter variations in the Company's results of operations, as well as market conditions in the technology and emerging growth company sector, may have a significant impact on the market price of the Company's shares. Further, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the price of the Common Stock.

Risks Relating to Investment in Low-Priced Securities

The market for low-priced securities, securities which typically sell for less than $5.00 per share, has been the subject of a number of regulatory developments which increase the regulatory compliance obligations of companies regularly marketing low-priced securities.
The Common Stock presently trades below $1.00 per share. Thus, it is less likely that broker-dealers will make a market and/or otherwise trade in the Company's securities as compared with securities for which the stock price is in excess of $5.00 per share. This may affect the breadth of the market for the Common Stock and also affect the price at which the Common Stock may trade.

Risks Relating to Sales of Common Stock Issuable Upon Exercise of
Options and Warrants and Sales of Other Shares

The Company currently has outstanding stock options to purchase 2,848,230 shares of Common Stock and warrants to purchase 1,718,969 shares of Common Stock. Subsequent to the exercise of such options and warrants and to the issuance of shares of Common Stock thereunder, such shares may be offered and sold by the holders thereof subject to the provisions of Rule 144 under the Securities Act, or pursuant to an effective registration statement filed by the Company. The sale or potential sale of these shares of Common Stock could have the effect of reducing the market price of the Company's Common Stock.

Risk Relating to No Dividends

The Company has never declared or paid dividends on its Common Stock since its formation. The Company currently does not intend to pay dividends in the foreseeable future. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors.

ITEM 2 -  DESCRIPTION OF PROPERTY

In December 1996, the Company moved its principal operating facilities to a building that is owned by Traverse Software Investment, L.L.C. ("TSI"), a limited liability company controlled by the President and Chief Executive Officer of the Company. Versus and Olmsted are obligated under two separate five-year lease agreements, which require aggregate total annual rents of $111,000, increasing 4% annually after the first year.

ITEM 3 -  LEGAL PROCEEDINGS

The following is a summary of the material litigation in which the Company is currently engaged, or which was settled during the fourth quarter of fiscal 1998:

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

Plaintiffs in these nearly identical actions allege that Versus allowed certain warrants to expire, which the Plaintiffs held, and that the Plaintiffs were damaged by the warrants' expiration. Plaintiffs also allege that the Company breached the Warrant Agreement pursuant to which the warrants were issued to Plaintiffs and claim that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the Warrant Agreement. The Plaintiffs allege this action should be tried as a class action, and allege they are appropriate representatives of the class. Plaintiffs further allege their claims are substantially identical to the claims made by the plaintiff in the Special Situations Fund III litigation which was settled in fiscal 1996. In that action, which involved only 300,000 of the 2,233,800 Class A warrants at issue, a judgment of approximately $195,000 was awarded against the Company by the trial court and upheld on appeal. Apparently the plaintiffs in this action believe the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company was found to have for the 300,000 warrants relating to the Special Situations Fund III litigation. The court has consolidated the two cases. The Company disputes the material allegations of the Complaints. The Company's legal counsel filed a motion to dismiss the complaints on the grounds that the plaintiffs were not warrant holders on the date of the alleged breach of the warrant agreement and to dismiss the action as being without merit because the plaintiffs have not alleged and cannot prove that they or other warrant holders suffered any damages. On July 2, 1998, the court denied these motions, without prejudice to their being resubmitted by the Company at a later date if necessary, after, and if, the plaintiffs have first met their burden of convincing the Court that their alleged action should be certified as a class action. Management and legal counsel believe the Company's defenses will be found to have merit, thus resulting in no liability of the Company to the plaintiffs.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1998.

PART II

ITEM 5 -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At one time, the Company's common stock was traded in the Small Cap Market under the trading symbol "VSTI." The Company's stock is not currently listed, as the Company for a period of time did not meet the balance sheet requirement of NASD. At present, the Company does not meet the NASD's minimum per-share price requirements for new listings and therefore has not been re-listed. The Company intends to apply for NASDAQ re-listing of its common stock as soon as all of the NASD requirements are again met. The common stock is currently traded over the counter by several market makers through the OTC Bulletin Board.

The price ranges presented below represent the high and low bid prices of the Company's Common Stock during each quarter. Quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter
    Ended:                         1998                        1997
                         -----------------------    ----------------------
                            High            Low      High            Low
                            ----            ---      ----            ---
January 31                1-5/32          15/16     29/32            1/2
April 30                  1-1/16           7/16       7/8           7/16
July 31                    11/16            3/8     17/32           7/16
October 31                   1/2           3/16     1-1/8          15/32

On January 26, 1999, the Company had 346 shareholders of record of its common stock and the average of the bid and asked prices was $0.455.

To date, the Company has not declared or paid any dividends with respect to its common stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company.
Consequently, no cash dividends are expected to be paid on the common stock in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis focuses on the significant factors which affected the Company's consolidated financial statements during fiscal year 1998, with comparisons to fiscal 1997 where appropriate. It also discusses the Company's liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere.

The following table sets forth selected financial data for the Company for the past two fiscal years:

(in thousands except per share amounts)

Year Ended October 31,                       1998                 1997
------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                    $3,167               $1,524
Net loss                                    (1,435)              (2,610)
Basic and diluted net loss
per common share                              (.04)                (.07)

Weighted average number of
common shares outstanding                   38,026               37,496

BALANCE SHEET DATA:

Working capital                               $757               $1,655
Total assets                                 5,543                7,175
Total liabilities                              677                1,029
Shareholders' equity                         4,866                6,146

OPERATING RESULTS

Fiscal 1998 was another significant year in Versus' growth. Revenues were more than double fiscal 1997 levels, reseller relationships were strengthened, the reseller network was expanded, major new products were developed and introduced and significant improvements to existing products were completed. In fiscal 1997, the Company emphasized development of the reseller channel and acquired the IR technology from PTFM. Fiscal 1998 saw that emphasis shift to product development as the reseller network grew based on the groundwork laid in fiscal 1997 and the strength of the competitive advantages available from the new IR products.

In fiscal 1998 the Company's net loss decreased to $1,435,000 compared to a net loss of $2,610,000 in fiscal 1997. The reduced loss was the result of the higher sales volume and improved gross margins, particularly in the IR products. The gross profit increased by $1,379,000 composed of $490,000 in margin improvement and $889,000 in volume related improvement. Fiscal 1997's net loss was primarily attributable to low revenue levels combined with high operating expense levels as the Company continued development of its IR product line.

Revenues for fiscal 1998 were $3,167,000 or 108% higher than the fiscal 1997 level of $1,524,000. Infrared revenues were $2,341,000 compared to $644,000 in fiscal 1997. The reseller network generated $2,220,000 or 95% of fiscal 1998 IR revenues. The balance of IR revenues was generated from direct sales efforts. In July 1996, the Company had entered into an Exclusive Marketing Agreement with Marquette Medical Systems, which gave Marquette exclusive marketing rights to sell the IR Locating system to any acute-care hospital in the United States. That agreement obligated Marquette to purchase, over a three-year period, a certain number of systems. During fiscal 1997 no actual sales materialized under the agreement, although Marquette did fulfill its obligation to remit payment for the minimum required number of systems. As a result of the shortfall in sales through Marquette, the Company informed Marquette that it no longer had the exclusive rights previously granted under the Exclusive Marketing Agreement. In May 1998, the Company and Marquette entered into an Amended Marketing Agreement ("the Amended Agreement") under which Marquette will purchase $1,750,000 of the Company's IR products over the ensuing year. Marquette's minimum obligation under the contract is $140,000 per month. At October 31, 1998 $809,000 of this requirement remained in the Company's backlog.

Systems Design and Engineering ("SD&E") revenues for fiscal 1998 were $826,000 compared to $880,000 in fiscal 1997. SD&E revenues include $160,000 and $127,000 in cellular revenues for fiscal 1998 and fiscal 1997 respectively. Decreased revenues from maintenance and ACUCARV sales accounted for the majority of the overall decrease in SD&E revenues. In late fiscal 1998, the SD&E sales division was realigned and the Company hired a sales manager to focus solely on this divisions products. Combined with new product introductions anticipated for fiscal 1999, the Company expects a reversal in the reducing trend of SD&E revenues.

Total cost of revenues as a percentage of revenues for fiscal 1998 decreased to 46% from 78% in fiscal 1997. The decreased cost as a percentage of revenues reflects spreading the fixed component of manufacturing costs over a larger revenue base, cost reductions due to larger volume orders and product improvements. Infrared cost of revenues decreased to 44% compared to 100% in fiscal 1997 reflecting the impact of larger volume production runs and the product improvements referenced above. SD&E cost of revenues as a percentage of revenues decreased to 52% in fiscal 1998 compared to 59% in fiscal 1997.

Research and development expenditures decreased by approximately $102,000 or 23% from fiscal 1997 levels. The majority of the Company's research and development efforts for fiscal 1997 related to the transfer of technology from PTFM and improvements in the installation methods of the IR system. Fiscal 1998 expenditures were for development of the IR/RF badge, DataBand, system platform interoperability and integration and voice recognition for PhoneVision.

Sales and marketing expense for fiscal 1998 was $1,273,000 compared to the fiscal 1997 level of $1,225,000. The fiscal 1998 expenditures reflected increased activity, particularly in the IR product line. Attendance at major trade shows was emphasized and coordinated with other increased marketing efforts as the Company continued to develop its market presence. In the third quarter of fiscal 1998, the Company increased its inside sales force to adequately service the growth in the reseller channel and expand it further. In January 1999, the Company hired an experienced Executive Vice President of Sales and Marketing to direct its total sales and marketing efforts.

Fiscal 1998 general and administrative costs were $1,589,000 compared to $1,431,000 for fiscal 1997. As indicated below, fiscal 1997 costs included a $299,000 favorable adjustment in legal expenses. Fiscal 1998 costs actually decreased $141,000 when this item is considered. Major factors in the fiscal 1998 general and administrative costs were:

      $242,000 in Director and Shareholders' expenses compared to $198,000 in fiscal 1997. Additional Director expenses (increased number of Directors), increased investor relations expenditures (the Company retained a consulting firm to assist in this area) and additional annual report expenses caused the increase.

      Professional fees were $400,000 in fiscal 1998 compared to $283,000 in fiscal 1997. The fiscal 1997 expense includes a $299,000 gain on the settlement of a lawsuit with the Company's former attorneys. The adjusted expense decrease of $182,000 reflects lower legal fees due to the reduction in the number of lawsuits the Company was engaged in during 1998 compared to 1997.

Interest income decreased to $52,000 in fiscal 1998 from $150,000 in fiscal 1997 due to lower interest bearing cash balances.

For federal income tax purposes, the Company has net operating loss carryforwards. As disclosed in more detail in Note 5 to the consolidated financial statements, realization of gross deferred income tax assets at October 31, 1998 is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards and such loss carryforwards are subject to certain tax law limitations. By recording a 100% valuation allowance against its gross deferred income tax assets, the Company has not reflected the benefit of net operating loss carryforward amounts or other deferred income tax assets in its consolidated financial statements at October 31, 1998.

In fiscal 1998, the Company continued to build on its successes of fiscal 1997, growing its sales and developing its IR product in functional and scaleable terms. As the Company enters fiscal 1999, it believes that the established IR reseller channel and the expanded inside sales force, directed by the recent changes in management, are positioned well to capitalize on the many product innovations of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1998, the Company relied heavily on cash proceeds generated from a private placement of its common stock in August 1996 which generated net proceeds to the Company of approximately $5.2 million. In the first six months of fiscal 1998 cash decreased by $942,000. In the third quarter the cash reduction decreased to $157,000 and in the fourth quarter the decrease was reduced further to $74,000. The third and fourth quarter expenditures include additional monies spent on the DataBand for product development and preparation for the February 1999 launch. During fiscal 1998 the total decrease in cash was $1,173,000 compared to $3,060,000 in fiscal 1997.

Operations (including working capital) consumed $985,000 in cash in fiscal 1998 compared to $2,482,000 in fiscal 1997. Increased sales volumes and improved gross margins were the primary reasons for the improvement.

The Company invested $63,000 in capital assets during fiscal 1998 compared to $617,000 in the prior year. Fiscal 1998 expenditures were $38,000 for Property and Equipment and $25,000 for an IR/RF intellectual property assignment from PTFM. Fiscal 1997 expenditures were primarily for the PTFM license.

During fiscal 1998 the Company retired $126,000 of the notes payable compared to $13,000 in fiscal 1997.

Although the Company believes it will generate adequate cash flow to fund base operations, it is seeking additional funding to accommodate the anticipated launch of its new products. In connection therewith, the Company has received letters of commitment (contingent on certain conditions) from certain investors and a bank for funding to be composed of a preferred equity investment and a line of credit facility guaranteed by third party letters of credit. The primary purposes of this additional funding are working capital and the DataBand product launch. In the event that the Company is not able to obtain additional funding on a timely basis, the Company may be required to scale back or eliminate certain of its development, manufacturing or marketing programs that the Company would otherwise seek to carry out.

The Company believes the combination of cash balances remaining from the 1996 private placement and the cash expected to be generated during fiscal 1999 from operations, combined with the anticipated funding, will be sufficient to meet projected cash needs for operations and new product developments over the next twelve months.

SIGNIFICANT LIQUIDITY FACTORS:

                                        October 31
                                        ----------
                                   1998             1997
                                   ---------------------
        Current ratio              2.1:1           2.8:1
        Quick ratio                1.8:1           2.4:1

YEAR 2000 READINESS DISCLOSURE

The Company has conducted a comprehensive review of its internal computer systems and its products to identify the systems that could be affected by the Y2K issue and has identified no problem areas. The Company believes there are no material problems if any, in its infrastructure and facilities but will continue to assess embedded systems contained in the Company's facilities and other infrastructure to determine the potential for Y2K problems. The Company presently believes that, with no modifications to existing software, the Y2K issue will not pose any operational problems for the Company's software products, its computer systems or those of its customers relating to the use of its products.

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

The Company's components and software products contain no embedded elements that are date driven. The Company believes it will be able to correct any Y2K issues that may arise with little expense involved. At this time, the reasonably likely worst case scenario would be that one of our vendors would encounter difficulties in production rendering it unable to meet delivery schedules. The Company may consider increasing inventories towards the end of 1999 to lessen the possible impact of such an occurrence.

Because no problems have been identified to date, the Company has not found it necessary to expend any cash resources on the Y2K issue. No estimate of the potential costs can be made until a full evaluation of possible third party issues, if any, has been made.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management has not fully evaluated the impact, if any, this standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

 In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on November 1, 1999 to affect its financial statements.

SAFE HARBOR PROVISION
This report may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

                   VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                 Index to Consolidated Financial Statements




                                                                         Page

Independent Auditors' Report

Financial Statements
     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Shareholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
Versus Technology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Versus Technology, Inc. and subsidiary as of October 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versus Technology, Inc. and subsidiary as of October 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
December 1, 1998

                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                            Consolidated Balance Sheets
                             October 31, 1998 and 1997

==============================================================================



                                                            October 31,
                                                        1998         1997
                                                   ---------------------------
Assets

Current Assets
   Cash and cash equivalents                       $   698,000    $ 1,871,000
   Accounts receivable (net of allowance for
      doubtful accounts of $60,000 and $73,000)        517,000        446,000
   Inventories - purchased parts and assemblies        155,000        171,000
   Prepaid expenses and other assets                    64,000        113,000
                                                   ---------------------------
Total Current Assets                                 1,434,000      2,601,000

Property and Equipment
   Machinery, equipment and vehicles                   231,000        202,000
   Furniture and fixtures                               49,000         49,000
   Leasehold improvements                              130,000        121,000
                                                   ---------------------------
                                                       410,000        372,000
   Less accumulated depreciation                       173,000         89,000
                                                   ---------------------------
Net Property and Equipment                             237,000        283,000

Software Development Costs, net of accumulated
   amortization of $163,000 and $87,000                437,000        513,000

Goodwill, net of accumulated amortization of
   $338,000 and $182,000                             2,157,000      2,001,000

Patents and Other Intangible Assets, net of
   accumulated amortization of $556,000 and
   $344,000 (Notes 2 and 3)                          1,434,000      1,621,000
                                                   ---------------------------
                                                   $ 5,543,000    $ 7,175,000
                                                   ===========================

==============================================================================



                                                            October 31,
                                                         1998         1997
                                                   ---------------------------
Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                $   453,000    $   308,000
   Accrued expenses                                    119,000        159,000
   Deferred revenue - customer advance payments         25,000        356,000
   Note payable, current portion (Note 3)               80,000        123,000
                                                   ---------------------------
Total Current Liabilities                              677,000        946,000

Note Payable, less current portion (Note 3)               -            83,000
                                                   ---------------------------
Total Liabilities                                      677,000      1,029,000

Commitments and Contingencies (Notes 5 and 7)

Shareholders' Equity (Notes 2 and 6)
   Common stock, $.01 par value; 50,000,000
      shares authorized; 38,362,700 and
      38,271,579 shares issued and outstanding         384,000        383,000
   Additional paid-in capital                       33,249,000     33,074,000
   Accumulated deficit                             (28,577,000)   (27,142,000)
   Unearned compensation                              (190,000)      (169,000)
                                                   ---------------------------
Total Shareholders' Equity                           4,866,000      6,146,000
                                                   ---------------------------

                                                   $ 5,543,000    $ 7,175,000
                                                   ===========================

See accompanying notes to consolidated financial statements.

                    VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                 For the years ended October 31, 1998 and 1997

==============================================================================



                                                     Year ended October 31,
                                                       1998          1997
                                                   ---------------------------
Revenues                                           $  3,167,000   $ 1,524,000
                                                    ---------------------------
Operating Expenses (Notes 2 and 7)
   Cost of revenues                                 1,455,000       1,191,000
   Research and development                           338,000         440,000
   Sales and marketing                              1,273,000       1,225,000
   General and administrative (Note 3)              1,589,000       1,431,000
                                                   ---------------------------
                                                    4,655,000       4,287,000
                                                   ---------------------------
Loss From Operations                               (1,488,000)     (2,763,000)
                                                   ---------------------------
Other Income (Expense)
   Interest income                                     52,000         150,000
   Interest expense                                      -             (5,000)
   Other, net                                           1,000           8,000
                                                   ---------------------------
                                                       53,000         153,000
                                                   ---------------------------
Net Loss                                           $(1,435,000)   $(2,610,000)
                                                   ===========================
Basic and Diluted Net Loss Per Share               $      (.04)   $      (.07)

      See accompanying notes to consolidated financial statements.

                    VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                Consolidated Statements of Shareholders' Equity
                 For the years ended October 31, 1998 and 1997

==============================================================================




                                               Additional
Unearned
                                                Paid-in    Accumulated
Compensation
                          Shares     Amount     Capital        Deficit
(Note 6)     Total
                        --------------------------------------------------------
------------------
Balance, November 1,    36,543,573  $366,000  $31,910,000  $(24,532,000)
$(223,000)  $ 7,521,000
   1996
Shares issued for
  license of patents
  and other
  intellectual
  property (Note 2)      1,600,000    16,000      984,000          -           -
1,000,000
Net shares issued
  (repurchased) for
  restricted stock
  bonus plan (Note 6)       (6,994)     -          (7,000)         -
7,000          -
Earned compensation
  relating to
  restricted stock
  bonus plan (Note 6)         -         -            -             -
47,000        47,000
Directors' compensation
  (Note 6)                 135,000     1,000      187,000          -           -
188,000
Net loss                      -         -            -       (2,610,000)       -
(2,610,000)
                        --------------------------------------------------------
------------------
Balance, October 31,
  1997                  38,271,579   383,000   33,074,000   (27,142,000)
(169,000)    6,146,000
Net shares issued for
  restricted stock
  bonus plan (Note 6)       91,121     1,000       93,000          -
(93,000)        1,000
Earned compensation
  relating to
  restricted stock
  bonus plan (Note 6)        -         -             -             -
72,000        72,000
Directors' compensation
  (Note 6)                    -         -           82,000         -           -
82,000
Net loss                      -         -             -      (1,435,000)       -
(1,435,000)
                        --------------------------------------------------------
------------------
Balance, October 31,
  1998                  38,362,700  $384,000  $33,249,000  $(28,577,000  $
(190,000)  $ 4,866,000
                        --------------------------------------------------------
------------------

	See accompanying notes to consolidated financial statements.

                    VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                 For the years ended October 31, 1998 and 1997

==============================================================================



                                                     Year ended October 31,
                                                      1998            1997
                                                   ===========================
Operating Activities
   Net loss                                        $(1,435,000)   $(2,610,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                       84,000         72,000
     Amortization of intangibles                       444,000        405,000
     Loss on disposal of equipment                        -             1,000
     Gain on settlement of disputed accounts
     and note payable                                     -          (299,000)
     Change in unearned compensation                    72,000         47,000
     Directors' compensation                            82,000        140,000
     Changes in operating assets and
        liabilities:
        Accounts receivable, net                       (71,000)      (277,000)
        Inventories                                     16,000        (26,000)
        Prepaid expenses and other current
           assets                                       49,000        (10,000)
        Accounts payable                               145,000       (289,000)
        Accrued expenses                               (40,000)        24,000
        Deferred revenues - customer advance
           payments                                   (331,000)       340,000
                                                   ---------------------------
Net cash used in operating activities                 (985,000)    (2,482,000)
                                                   ---------------------------

Investing Activities
   Change in note receivable                              -            36,000
   Additions to property and equipment                 (38,000)      (102,000)
   Proceeds on sale of equipment                          -            16,000
   Payment for acquisition of license to
   intellectual property and associated
   costs                                               (25,000)      (515,000)
                                                   ---------------------------
Net cash used in investing activities                  (63,000)      (565,000)
                                                   ---------------------------

Financing Activities
   Payments on note payable                           (126,000)       (13,000)
   Sale of common stock                                  1,000           -
                                                   ---------------------------
Net cash used in financing activities                 (125,000)       (13,000)
                                                   ---------------------------

                                                     Year ended October 31,
                                                      1998            1997
                                                   ===========================
Net Decrease in Cash and Cash Equivalents          $(1,173,000)   $(3,060,000)

Cash and Cash Equivalents, at the beginning of
   the year                                          1,871,000      4,931,000
                                                   ---------------------------
                                                   $   698,000   $  1,871,000
                                                   ===========================
Supplemental Cash Flow Information
   Cash paid during the year for interest          $      -      $      8,000

      See accompanying notes to consolidated financial statements.

                    VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                For the years ended October 31, 1998 and 1997

1.    Summary of Accounting Policies

      Nature of Business

Versus Technology, Inc. (Versus) and its wholly-owned subsidiary, Olmsted Engineering Co. (Olmsted), collectively referred to as "the Company," operate in two business segments: data collection and processing; and systems design and engineering. All Company operations are located in one facility in Traverse City, Michigan.

Data Collection and Processing Segment. Versus develops and markets products using infrared technology (IR) for the health care industry and other markets located throughout North America. These products permit the instantaneous identification and location of people and equipment and can be used to control access and permit instantaneous two-way communication.

Systems Design and Engineering Segment. Olmsted writes and maintains complex software programs for the computer-aided design and computer-aided manufacturing (CAD/CAM) industry. It sells its own software under the ACUCARV name, resells third party software, and provides systems support services throughout North America. Olmsted receives monthly maintenance and enhancement fees from customers and in turn provides technical support and semi-annual releases. Versus also develops, markets and integrates cellular products for the security industry.

The Company maintains its cash accounts in national banks and does not consider there to be a significant credit risk arising from cash deposits in excess of federally insured limits. The Company's customer base is diverse and the Company does not believe it has a significant credit risk related to its accounts receivable.

	Principles of Consolidation

The consolidated financial statements include the accounts of Versus and Olmsted. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

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

	Revenue Recognition

Revenue from IR product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. The Company generally offers 90-day or one year warranties, depending on the product. Estimated costs to service products under warranty, which are not significant, are accrued as sales are incurred.

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

	Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed principally on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the following estimated useful lives:

				Machinery, equipment and vehicles		3 to 10 years
				Furniture and fixtures				3 to 10 years
				Leasehold improvements				4 and 5 years

	Software Development Costs

Software development costs consist of the estimated fair value of Olmsted's ACUCARV and related software acquired in August 1996, less accumulated amortization computed on a straight-line basis over eight years. Software development costs incurred to ready software products for sale from the time that technological feasibility has been established, as evidenced by a detailed working program design, to the time that the product is available for general release to customers is capitalized. Such capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic lives of the products. Costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are expensed as incurred.

	Patents and Other Intangible Assets

Patents and other intangible assets are recorded at cost, less amortization computed on a straight-line basis over seven to ten years. Other intangible assets are comprised primarily of the exclusive right to license PTFM's patents and other intellectual property rights (Note 2), trademarks, and supplier royalty agreements.

	Goodwill and Amortization

Goodwill, representing the cost in excess of net assets acquired in the August 1996 acquisition of Olmsted, which was accounted for using the purchase method of accounting, is being amortized on a straight-line basis over 15 years. Management periodically reviews goodwill for impairment based upon the projected undiscounted cash flows from operations to which the goodwill relates. Identified impairments are measured based on the projected discounted cash flows related to those operations. Amortization of $156,000 has been recorded for both the year ended October 31, 1998 and 1997.

	Advertising Costs

All advertising costs, amounting to $71,000 and $72,000 for the years ended October 31, 1998 and 1997, respectively, are expensed in the period in which they are incurred.

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

	Basic and Diluted Earnings (Loss) Per  Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the statement of operations with a supplementary reconciliation of the numerators and denominators used in the calculations. Basic EPS excludes any dilutive effects of options, warrants and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as the Company's outstanding restricted stock bonus plan shares described in Note 6) to the extent those shares have not yet been vested. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during each year (excluding the restricted shares not yet vested). Diluted EPS includes the effects of options, warrants, convertible securities and contingently issuable shares. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997, including interim periods, and requires restatement of previously reported EPS.

For 1998 and 1997, the Company has not included the effects of options, warrants and contingently issuable shares in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted average number of shares outstanding for 1998 and 1997 were 38,025,948 and 37,495,640, respectively, for both basic and diluted EPS calculations. The Company's adoption of SFAS No. 128 during the year ended October 31, 1998, had no effect on EPS for the years ended October 31, 1998 and 1997.

	Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.

	New Accounting Standards Not Yet Adopted

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on November 1, 1999 to affect its financial statements.

Reclassifications

Certain reclassifications have been made to 1997 balances to conform with classifications used in 1998.

2.	Acquisition of Intellectual Property

As of January 31, 1997, the Company and Precision Tracking FM, Inc. ("PTFM") signed an Agreement ("License Agreement") for the Company to become the exclusive licensee of PTFM's patents and other intellectual property rights related to infrared locating technology for ten years, and nonexclusive thereafter. PTFM had previously been a supplier of infrared components to the Company.

In consideration of the License Agreement, based on negotiations between the parties, the Company agreed to pay $500,000 in cash and
1.6 million restricted shares of the Company's common stock (fair market value of $1.0 million based on the average of the bid and asked prices on date of acquisition).

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

Under the Engineering Agreement which ran through January 31, 1998, the Company was required to reimburse PTFM for expenses incurred in providing the services covered by the agreement. Total expenses reimbursed during the years ended October 31, 1998 and 1997, amounted to $95,000 and $379,000, respectively. Of the $95,000 for 1998,
$70,000 is included in research and development and $25,000 is included in sales and marketing in the accompanying statement of operations. Of the $379,000 for 1997, $237,000 is included in research and development, $110,000 is included in sales and marketing and $32,000 is included in general and administrative expenses.

3.	Notes Payable

During fiscal 1997, the Company disputed certain amounts owed to a law firm. In late fiscal 1997, a resolution in principal was reached by the parties and a document evidencing the resolution was executed by both parties in December 1997. Under the terms of the agreement, the law firm agreed to reduce the current balance of its claim from $505,000 to $206,000, to be paid in 20 monthly installments with no interest. The Company recorded its remaining obligation at $206,000 at December 31, 1997, without imputing interest, which is not material. The resulting gain, amounting to $299,000, is included in general and administrative expenses in the accompanying 1997 consolidated statement of operations. The outstanding balance of $80,000 at December 31, 1998, is due in equal monthly installments of $10,000. The note is secured by certain patents and intellectual properties of the Company.

4.	Income Taxes

Deferred income taxes result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The tax effects of temporary differences that give rise to deferred tax assets at October 31, 1998 and 1997 are as follows:

                                             1998              1997
                                         -----------------------------
Net operating loss carryforwards         $7,273,000        $6,883,000
Receivables - allowance for
   doubtful accounts                         20,000            25,000
Inventory                                     9,000             9,000
Accumulated depreciation                     (5,000)          (12,000)
Intangible assets                            48,000            47,000
Accruals and reserves                        46,000           151,000
Unearned compensation                        92,000            23,000
Other                                         1,000              -
                                         -----------------------------
Gross deferred income tax
  Assets                                  7,484,000         7,126,000
Less valuation allowance                 (7,484,000)       (7,126,000)
                                         -----------------------------
Net deferred income tax assets
  recorded in the consolidated
  financial statements                   $     -          $      -
                                         =============================

At October 31, 1998, the Company had available net operating loss carryforwards for federal income tax reporting purposes of approximately $21,391,000 which expire through 2013, if not previously utilized.

The above net operating loss carryforward amounts include amounts attributable to its wholly-owned subsidiary, Olmsted, which were carried over to the consolidated group as part of the acquisition of Olmsted in August 1996. State net operating loss carryforwards of Versus attributable to a state in which the Company no longer operates are not included in the net operating loss carryforward amounts. The utilization of the total operating loss carryforwards of Versus and Olmsted are subject to significant limitations under the Internal Revenue Code rules relating to change of ownership.

Due to the recording of the valuation allowance for deferred income tax assets at October 31, 1998, actual related tax benefits recognized in the future will be reflected as either a reduction of future income tax expense or goodwill related to the acquisition of Olmsted. Those tax benefits will be allocated as follows:

Income tax benefit that would be
reported in the consolidated
statement of operations as a
reduction of income tax expense                  $       6,738,000
Recognized as a reduction of
  Goodwill                                                 746,000
                                                 -----------------
                                                 $       7,484,000
                                                 =================

Realization of the gross deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards and, as discussed above, the loss carryforwards are subject to tax law limitations. In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109, "Accounting for Income Taxes," which requires that deferred income tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely than not" that some portion or all of the deferred income tax assets will not be realized. Under the provisions of SFAS No. 109, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years and tax law limitations, as discussed above. While it believes the Company will be profitable in the future, management has concluded that, following the guidance of SFAS No. 109, it is "more likely than not" that these deferred income tax assets will not be realized.

For the years ended October 31, 1998 and 1997, income taxes differed from the amounts computed by applying the federal statutory rate of 34% to losses before income taxes as follows:

                                           1998             1997
                                      -----------------------------
Computed "expected" tax benefit       $   (488,000)     $(887,000)
Increase in tax resulting from:
   Adjustment to valuation
      allowance for deferred
      income tax assets relating
      to current year losses               406,000        805,000
   Nondeductible expenses                   82,000         82,000
                                      -----------------------------
                                      $       -         $    -

5.	Commitments and Contingencies

	Employment Contract

The Company has an employment agreement with its President, which expires on June 30, 2002. The agreement provides for payment of specified compensation amounts and fringe benefits during the term of the agreement.

	Litigation

A suit was filed in November 1996, and a nearly identical suit was filed in January 1997, against the Company alleging that the Company allowed certain warrants to expire which the plaintiffs held and that the plaintiffs were damaged by the warrants' expiration. The plaintiffs also allege that the Company breached the warrant agreement pursuant to which the warrants were issued to the plaintiffs and claim that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the warrant agreement. Each sole named plaintiff alleges this action should be tried as a class action, and alleges he is an appropriate representative of the class. The plaintiffs further allege their claims are substantially identical to claims made by a plaintiff in prior litigation where a judgement of $195,000 was entered against the Company and upheld on appeal, which involved only 300,000 of the 2,233,800 Class A warrants at issue. Apparently, the plaintiffs in this action believe the Company has a liability for each of the remaining warrants identical to the per warrant liability the Company had for the 300,000 warrants relating to the prior litigation. The Court has consolidated the two cases. The Company disputes the material allegations of the complaints. The Company's legal counsel filed a motion to dismiss the complaints on the grounds that the plaintiffs were not warrant holders on the date of the alleged breach of the warrant agreement and to dismiss the action as being without merit because the plaintiffs have not alleged and cannot prove that they or other warrant holders suffered any damages. On July 2, 1998, the court denied these motions, without prejudice to their being resubmitted by the Company at a later date, if necessary, after, and if, the plaintiffs have first met their burden of convincing the Court that their alleged action should be certified as a class action. In addition, and separate from the foregoing, the Company is continuing to pursue on appeal its assertion that the Court does not have jurisdiction over the Company in this matter. Management and legal counsel believe the Company's defenses will be found to have merit thus resulting in no liability of the Company to the plaintiffs.

6.	Shareholders' Equity

Authorized Common and Preferred Shares

During fiscal 1998, the Board of Directors adopted, and the shareholders approved, an amendment to the Company's certificate of incorporation to (1) increase the number of its authorized shares of common stock from 50,000,000 to 75,000,000 and to (2) create and authorize 15,000,000 shares of preferred stock with a par value of $.01. The amendment was formally signed by the Company's President and filed with the State of Delaware in November 1998.

	Stock Offerings and Issuances

As discussed in Note 2, as of January 31, 1997, the Company acquired the exclusive license to use PTFM's intellectual property, including patents, related to infrared locating. A portion of the consideration was 1.6 million restricted shares of the Company's common stock. The shares issued contained certain registration rights.

During fiscal 1997, the Company issued 135,000 shares of common stock to its Directors in lieu of cash for their annual director fees. Of the total $120,000 value assigned to the shares, $71,000 was charged to expense in 1997 and $49,000 in 1998.


	Stock Registration

In accordance with private placements of its common stock in 1996 and 1995 the Company entered into registration rights agreements with the purchasers of the stock. Additional restricted common stock was received by Olmsted shareholders as part of the August 26, 1996 acquisition of Olmsted. As discussed above and in Note 2, restricted common stock was issued to PTFM to acquire the exclusive license to use PTFM's intellectual property, including patents, related to infrared tracking. During fiscal 1998, restricted common stock was issued in settlement of the indebtedness owed to the holder of a demand note. During the second quarter of 1997, the Company registered for resale a portion of these common shares. All of the net proceeds from the offering registered were received by selling shareholders. A total of 12,048,000 common shares was offered pursuant to the prospectus.



Stock Warrants

At October 31, 1998, the Company has outstanding warrants in the following amounts exercisable through the following dates:

1. Warrants to purchase 95,000 shares at an exercise price of $1.00, expiring in September 1999, issued to lenders with respect to a bridge loan extended to the Company in September of 1994;

2. Warrants to purchase 200,000 shares at an exercise price of $0.50, expiring in June 2000, issued to lenders with respect to a bridge loan extended to the Company in July of 1995;

3. Warrants to purchase 1,027,244 shares at an exercise price of $0.20, expiring in September 2000, issued to the private placement agent in September 1995; and

4. Warrants to purchase 396,725 shares at an exercise price of $.50, expiring in August 2001, issued to the private placement agent in August 1996.

	Stock Options

The Company's 1996 Employee Incentive Stock Option Plan grants key employees options to purchase shares of common stock. A total of 2,000,000 shares are authorized for grant under the plan. During

1998, 418,230 options were granted to key employees. The options may be exercised from one to ten years after the date of grant and are fully vested after one year. There were no options granted under the plan during 1997. During 1996, 1,000,000 options were granted to the Company's President. The options may be exercised from six months to ten years after the date of the grant, based on a vesting schedule. Under the vesting schedule, 250,000 options became exercisable in December 1996 and an additional 250,000 are exercisable each December for the next three years.

A summary of activity for the Company's 1996 Employee Incentive Stock Option Plan is as follows:

                                           Year ended October 31,
                                        1998                   1997
                                --------------------  ---------------------



                                Shares      Weighted              Weighted
                                             average               average
                                            exercise              exercise
                                               price  Shares         price
                                -------------------------------------------
Options outstanding,
   beginning of year            1,000,000     $0.375  1,000,000     $0.375
Granted                           418,230      0.614       -             -
Exercised                            -             -       -             -
Expired                              -             -       -             -
                                -------------------------------------------
Options outstanding, end of
   year                         1,418,230     $0.446  1,000,000     $0.375
Options exercisable, end of
   year                           500,000     $0.375    250,000     $0.375
Options available for grant,
   end of year                    581,770             1,000,000
                                =========             =========

The Company has issued additional stock options under various agreements over the past several years. Under two agreements with former employees, the Company has issued options expiring in 2000 and 2001, respectively, to purchase a total of 200,000 shares at $.50 per share. All 200,000 options were exercisable at October 31, 1998. As part of the Olmsted acquisition, options held by Olmsted shareholders to acquire additional Olmsted common shares were converted to options to acquire 266,870 of the Company's shares at an exercise price of $.637 per share. These options expired unexercised during fiscal 1997. The Company also had options outstanding to a former employee to purchase 3,334 shares at $.84 per share, and 1,000 shares at $1.56 per share, which options expired unexercised during fiscal 1997.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," relating to its employee stock option plans. Accordingly, no compensation cost has been recognized relating to the Company's employee stock option plans.

Compensation cost is recognized relating to the Company's non-employee Director stock options, as discussed below. Had compensation cost for the Company's employee stock options been determined based on their fair values at the grant dates for awards under the plans consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                           1998              1997
                                      ------------------------------
   Net loss - as reported             $  1,435,000     $  2,610,000
   Net loss - pro forma                  1,620,000        2,688,000

   Net loss per share - as reported           0.04             0.07
   Net loss per share - pro forma             0.04             0.07

The weighted average fair value per option at the date of grant for options granted under the Company's Employee Incentive Stock Option Plan during 1998 was $.49. The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 70.38%; risk-free interest rate of 5.63% and expected life of 10 years.

During 1998, under separate agreements, 528,000 options were awarded to the Company's Directors. Of the total, 492,000 options were awarded to non-employee Directors and 36,000 to an employee Director. The options were awarded for services rendered, become exercisable and are vested from 10.5 months to one year after date of grant and may be exercised up to five years from date of grant.

During 1997, under a separate agreement, 100,000 options were awarded to a non-employee Director. The options were awarded for services rendered, became exercisable six months after date of grant and may be exercised up to five years from date of grant.

A summary of activity for the Director stock options is as follows:


                                           Year ended October 31,
                                        1998                   1997
                                --------------------   ---------------------
                                            Weighted               Weighted
                                             average                average
                                            exercise               exercise
                                Shares         price   Shares         price
                                -------------------------------------------
Options outstanding,
   beginning of year            100,000       $1.031      -       $      -
Granted                         528,000        0.509  100,000     $  1.031
Exercised                          -               -     -               -
Expired                            -               -     -               -
                                -------------------------------------------
Options outstanding, end of
   year                         628,000       $0.592  100,000     $  1.031

                                -------------------------------------------
Options exercisable, end of
   year                         100,000       $1.031     -        $      -

For 1998 and 1997, respectively, compensation cost of $82,000 and $69,000 was recognized relating to the non-employee Director stock option awards based on the weighted average estimated fair values per option of $.36 and $.69 at the dates of grant. The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           1998              1997
                                      ------------------------------
Dividend yield                            0.00%             0.00%
Expected volatility                      78.15%            78.85%
Risk-free interest rate                   6.25%             5.72%
Expected life in years                        5                 5

The following summarizes information regarding options outstanding at October 31, 1998 under the 1996 Employee Incentive Stock Option Plan and Director option agreements:

                                                          Weighted
                                                           Average   Weighted
                            Range of    Number           Remaining    Average
                            Exercise    Outstanding    Contractual   Exercise
                              Prices    at 10/31/98   Term (Years)      Price
                         -----------------------------------------------------
1996 Employee Incentive
   Stock Option Plan     $.21 - $.375     1,014,625            7.6     $0.373
                                $.629       403,605            9.5     $0.629
                                         ----------
                                          1,418,230
                                         ==========
Director options         $.50 - $.515       528,000             4.6     $0.509
                               $1.031       100,000             4.0     $1.031
                                         ----------
                                            628,000
                                         ==========

In early fiscal 1999, the Company granted options to certain employees to purchase 675,000 shares at a weighted average exercise price of $.403.

Restricted Stock Bonus Plan

The Company has established the 1996 Incentive Restricted Stock Bonus Plan and reserved 500,000 common shares for issuance under the plan.

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

Effective October 30, 1996, 253,467 shares were granted and issued in conjunction with the bonus plan. The market value of the shares awarded was $226,000. The difference between the market value and the sales price ($.01 per share) of the shares, amounting to $223,000, was recorded as unearned compensation and presented as a separate component of shareholders' equity. Unearned compensation is considered earned and is amortized to expense over the three-year vesting period. During 1998 and 1997, respectively, 105,000 and 37,450 additional shares were issued and 13,879 and 44,444 shares were repurchased upon termination of participating employees. Earned compensation amounted to $72,000 and $47,000 for the years ended October 31, 1998 and 1997, respectively.

7.	Related Party Transactions

The Company and its wholly-owned subsidiary, Olmsted, lease their principal operating facilities from an entity which is beneficially owned by the Company's President. The Company and Olmsted have entered into separate five-year lease agreements, expiring in 2001, calling for aggregate annual rents of $111,000, increasing 4% annually after the first year. The Company and Olmsted have made combined nonrefundable contributions to leasehold improvements amounting to $121,000, in accordance with terms of the lease agreements. Rent expense for the years ended October 31, 1998 and 1997 amounted to $117,000 and $106,000, respectively.

8.	Employee Benefit Plan

The Company maintains a 401(k) plan for all of its employees. Under the plan, the Company contributes $.50 for each dollar contributed by an employee (subject to Internal Revenue Code limitations) to a retirement savings account in any year. Company contributions are limited to a maximum of 3% of the employee's direct compensation for that year. Participants are fully vested in the 401(k) plan at all times for those amounts attributable to their own contributions and vest over a six-year period for Company contributions. The Company's contributions to the plan were $24,000 and $30,000 for the years ended October 31, 1998 and 1997, respectively.

9.	Noncash Investing and Financing Activities

As discussed in Note 3, in late fiscal 1997, the Company reached an agreement, in principle, with a former law firm to settle a claim regarding amounts due the law firm. The Company's recorded obligation in the form of accounts and notes payable totaling $505,000 were replaced with a new note payable for $206,000, resulting in a $299,000 gain.

As discussed in Note 2, as of January 31, 1997, 1.6 million restricted shares of common stock, with a fair market value of $1,000,000, were issued to PTFM in partial consideration of a license agreement for the Company to become a licensee of PTFM's patents and other intellectual property rights related to infrared technology.

10.	Business Segment Information and Major Customers

The Company operates in two business segments: data collection and processing; and systems design and engineering. The data collection and processing segment includes the Company's infrared products marketed to the health care industry and other markets. The systems design and engineering segment includes Computer Aided Design/Computer Aided Manufacturing (CAD/CAM) and cellular operations. Operated under the Olmsted name, CAD/CAM operations develop, sell and maintain programs for use in operating complex machinery. Cellular operations provide cellular products for the security industry. As part of a fiscal 1998 operations realignment, cellular operations were transferred from the data collection and processing segment to the systems design and engineering segment. Fiscal 1997 segment information was reclassified to conform with the 1998 presentation.

Net sales, operating income (loss), identifiable assets, capital expenditures and depreciation and amortization pertaining to the business segments, as of and for the years ended October 31, 1998 and 1997, are presented below:

                                                  1998            1997
                                            ---------------------------------
Net Sales
     Data collection and processing         $  2,341,000      $    644,000
     Systems design and engineering              826,000           880,000
                                            -------------------------------
                                            $  3,167,000      $  1,524,000
                                            ===============================
Operating Loss
Data collection and processing  $          (721,000)     $ (1,631,000)
     Systems design and engineering             (437,000)         (842,000)
                                            -------------------------------
Total operating loss                          (1,158,000)       (2,473,000)
General corporate expenses                      (330,000)         (290,000)
Interest income, net                              52,000           145,000
Other income, net                                  1,000             8,000
                                            -------------------------------
Net loss                                    $ (1,435,000)     $ (2,610,000)
                                            ===============================

Identifiable Assets
      Data collection and processing        $  4,124,000      $  4,418,000
      Systems design and engineering             695,000           785,000
      Corporate                                  724,000         1,972,000
                                            -------------------------------
                                            $  5,543,000      $  7,175,000
                                            ===============================

                                                  1998            1997
                                            ---------------------------------

Capital Expenditures
     Data collection and processing         $     38,000      $    102,000
     Systems design and engineering                 -                 -
                                            -------------------------------
                                            $     38,000      $    102,000
                                            ===============================

Depreciation and Amortization
     Data collection and processing         $    423,000      $    372,000
     Systems design and engineering              105,000           105,000
                                            -------------------------------
                                            $    528,000      $    477,000
                                            ===============================

Net sales in excess of 10% of the Company's total net sales were attributable to sales to two and one major customers for the years ended October 31, 1998 and 1997, respectively. These individual customers accounted for net sales of approximately $1,281,000 (40%) and $540,000 (17%) in fiscal year 1998 and $260,000 (17%) in fiscal year 1997.


ITEM 8 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Management                Age         Position(s) with the Company
    ----------                ---         ----------------------------
Gary T. Gaisser               47          Director, President and Chief
                                          Executive Officer
 Samuel Davis                 67          Chairman of the Board
 Julian C. Schroeder          51          Director
 David L. Gray                50          Director
 Henry J. Tenarvitz           46          Executive Vice President of Operations
 Robert Butler                51          Controller and Chief Accounting
                                          Officer
 Andrea Beadle                37          Corporate Secretary

Gary T. Gaisser has served as President and Chief Executive Officer of the Company since January, 1995, and has served as a Director of the Company since April, 1995. Prior to that, he was President of Olmsted Engineering Co. ("Olmsted"), now a wholly owned subsidiary of the Company. Mr. Gaisser had been with Olmsted since 1988.

Samuel Davis has served as a Director of the Company since August, 1997, and Chairman of the Board since April 24, 1998. Since 1986, he has been President of Sam Davis & Associates, a management-consulting firm which specializes in healthcare strategy and organizational change. He is affiliated with the Delta Consulting Group with whom he served as Senior Director. Mr. Davis is the former President and CEO of the Mount Sinai Hospital in New York City. He is Clinical Professor of the School of Public Health of Columbia University and Distinguished Service Professor of the Mount Sinai School of Medicine in New York City.

Julian C. Schroeder has served as a Director of the Company since August, 1994. As of March, 1997, Mr. Schroeder became Director, International Fixed Income Research, with Schroder & Co., Inc., a registered broker-dealer. He previously served with BDS Securities, L.L.C., a registered broker-dealer, and its predecessor, BDS Securities Corporation, a registered broker-dealer, since 1989, and from 1995 to March, 1997, served as its President. Mr. Schroeder is also a Director of Optical Coating Laboratories, a manufacturer of thin-film products.

David L. Gray, CPA, has served as a Director of the Company since April, 1998. He is President and Director of Tortola Enterprises, Inc., a management consulting firm, and has served in this position since 1986. In this position, he serves as an advisor to boards of directors and executive management of a spectrum of operating businesses, both domestic and international. He previously served as President of Sara Lee Bakery Company and as President and CEO of Chef Pierre, Inc. Mr. Gray also serves as a member of the board of directors for a number of business enterprises and non-profit organizations, including Gordon Food Service, Inc.

Henry J. Tenarvitz has served as Executive Vice President of Operations since September 1996. Prior to that, and for more than five years, he served in a series of positions of increasing responsibility with Olmsted.

Robert Butler has served as Controller and Chief Accounting Officer of the Company since April 1997. He previously served as District Controller with Allied Waste Industries, Inc. from August 1996 to April 1997. From June 1994 until August 1996, he served as Operations and Marketing Manager for City Environmental Services of Northern Michigan. From June 1990 to June 1994, Mr. Butler served as Division Manager and CFO of Tay-Ban Corporation, a subsidiary of Republic Waste Industries, Inc.

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

Based solely upon a review of Forms 3 and 4 furnished to the Company pursuant to Rule 16a-3(e) and written statements from directors and executive officers that no report on Form 5 is due, no reporting person failed to file reports required under Section 16(a) of the Securities and Exchange Act of 1934 with respect to the Company's securities.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to the Chief Executive Officer of the Company during the fiscal years ended October 31, 1998, 1997, and 1996. There were no other executive officers of the Company who received combined salary and bonuses for the year ended October 31, 1998, equaling or exceeding $100,000.

                        SUMMARY COMPENSATION TABLE
                              Annual                    Long-Term Compensation
                          Compensation
Name and      Fiscal   Salary    Bonus  Other Annual  Securities  All Other
Principal     Year                      Compensation  Underlying  Compensation
Position                                              Options
-----------   ------   --------  -----  ------------  ----------  ------------
Gary T.       1998     $147,290         $9,690(1)         36,000  $3,727(5)
Gaisser,
President,
CEO, and
Director

Gary T.       1997     $134,500         $  200(2)                 $3,901(5)
Gaisser                                 $7,350(3)

Gary T.       1996     $ 78,000         $  400(4)      1,000,000
Gaisser

(1) Represents the fair market value of Common Stock received as compensation for serving as a Director. Fifteen thousand shares were granted October 31, 1997, representing service dates of May 9, 1997, through April 24, 1998.

(2) Represents two meetings of Directors at $100 per meeting during fiscal 1997. The Directors voted to forego the fee for the October 31, 1997, meeting and all future meetings.

(3) Represents the fair market value of Common Stock received as compensation for serving as a Director. Fifteen thousand shares were granted December 30, 1996, representing service dates of May 10, 1996, through May 9, 1997.

(4) Represents $100 per meeting of Directors held during fiscal 1996.

(5) Represents the Company's contribution to Mr. Gaisser's 401(k) account pursuant to the Company's 401(k) Profit Sharing Plan.

Options

The options to purchase 1,000,000 shares, which had been granted to Mr. Gaisser in 1996, are exercisable at $.375 a share, the fair value of the stock at grant date. Twenty-five percent of these options became exercisable on December 4, 1996, and an additional twenty-five percent become exercisable on each subsequent anniversary thereof. The options expire on June 4, 2006. Mr. Gaisser has exercised no options. These 1,000,000 options had an estimated value of $145,000 at October 31, 1998, based upon the difference between the option exercise price and the fair market value of the Company's Common Stock at October 31, 1998.

The options to purchase 36,000 shares, granted to Mr. Gaisser in 1998, are exercisable at $.515 a share, which is the average of the bid and asked prices upon the date of grant. The options vest and become exercisable on April 24, 1999. The options expire on April 24, 2003. These options had no value at October 31, 1998, based upon the difference between the option exercise price and the fair market value of the Company's Common Stock at October 31, 1998.

No options were exercised by any executive officer in fiscal 1998.

Employment Agreement

As of July 1, 1996, the Company and Mr. Gaisser entered into an Employment Agreement for a term of six years. Mr. Gaisser is employed at an initial base salary of $130,000 per year and receives a 10% annual increase during the term of the Employment Agreement. Mr. Gaisser is entitled to such further increases as shall be determined by the Board of Directors and is entitled to participate in other compensation and benefit plans of the Company.

The Employment Agreement may be terminated by the Company for "just cause," which is defined as "willful misconduct, embezzlement, conviction of a felony, habitual drunkenness or excessive absenteeism not related to illness." The Employment Agreement provides that if Mr. Gaisser is not elected or appointed as President and Chief Executive Officer or as a member of the Board of Directors, is removed from any such office, the ownership and control of the Company changes, or if the principal place of the business is changed to a location more than 20 miles from Traverse City, Michigan without Mr. Gaisser's consent, then Mr. Gaisser may give notice of termination, effective at the end of the month in which notice is given. In addition, if Mr. Gaisser concludes that because of changes in the composition in the Board of Directors or material changes in its policies because of other events or occurrences of material fact, he feels he can no longer properly and effectively discharge his responsibilities, then Mr. Gaisser may resign from his position upon the giving of sixty (60) days' prior written notice. In each case, such resignation shall be deemed constructive termination of Mr. Gaisser's employment by the Company, and Mr. Gaisser shall be entitled to payment of the remaining amounts payable to him under the Employment Agreement without any requirement of mitigation of damages.

Except in the event of constructive termination, Mr. Gaisser has agreed that during the term of the Employment Agreement and for two years thereafter, he has agreed not to compete with the Company. Upon any termination, Mr. Gaisser has agreed not to disclose the Company's confidential information or to solicit any employee of the Company for a two-year period.

Compensation of Directors

Effective April 24, 1998, each outside Director was awarded an option to purchase 73,000 shares of the Company's Common Stock annually for service on the Board from April 24, 1998 through April 23, 1999. Inside Directors were awarded an option to purchase 36,000 shares annually.
The options vest and become exercisable on April 24, 1999. The exercise price for all such options is $0.515 per share, the average of the bid and asked prices upon the date of grant.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as to the Common Stock beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) by any person who, as of January 26, 1999, to the knowledge of the Board of Directors of the Company, owned beneficially more than 5% of the outstanding Common Stock of the Company (to date, the Company has not issued any shares of Preferred Stock):

Name and Address of        Amount and Nature of        Percentage of Class
Beneficial Owner           Beneficial Ownership        Outstanding
----------------------     -----------------------     --------------------
Gary T. Gaisser
c/o Versus Technology,
Inc.
2600 Miller Creek Road
Traverse City, MI 49684    6,500,123(1)                16.1%

Anthony B. Low-Beer
c/o Brimberg & Co.
45 Rockefeller Plaza,
Suite 2570
New York, NY 10111         5,602,500(2)                14.5%

William Harris Investors
2 North LaSalle Street,
Suite 400
Chicago, IL 60602          3,370,000(3)                 8.8%

(1) This total includes 750,000 shares that are currently acquirable by Mr. Gaisser upon exercise of an outstanding option issued by the Company.

(2)	As reported on Schedule 13D filed May 7, 1998.  Of these shares,
2,160,000 are held in managed accounts over which Mr. Low-Beer shares dispositive power.

(3)	As reported on Schedule 13G filed February 12, 1998.

Security Ownership of Management

The following table sets forth as of January 26, 1999, the beneficial ownership of the Company's Common Stock by all Directors, nominees and named executive officers of and by all the Directors, nominees and executive officers of the Company as a group:



Name of Beneficial     Position(s) with      Amount and Nature    Percentage
Owner                  the Company(1)        of Beneficial        of Class
                                             Ownership(1)         Outstanding
-------------------    ------------------    -----------------    -------------
Gary T. Gaisser        President, Chief      6,500,123(2)         16.1%
                       Executive Officer,
                       and Director

Samuel Davis           Chairman of the         570,000(3)          1.4 %
                       Board

Julian C. Schroeder    Director                552,582(4)          1.4%

David L. Gray          Director                 55,000             0.1%

All executive
officers and
directors as a
group (7 persons)                            7,904,365(5)         20.0%

(1)	Each director has sole voting and investment power as to all shares reflected as beneficially owned by him, except as otherwise noted.
Messrs. Gaisser, Davis, Schroeder, and Gray are all of the Company's present Directors.

(2)	This total includes 750,000 shares that are currently acquirable by
Mr. Gaisser upon exercise of an outstanding option issued by the Company.

(3)	This total includes 100,000 shares that are currently acquirable by
Mr. Davis upon exercise of an outstanding option issued by the Company.

(4)	This total includes 217,582 shares currently acquirable under the terms of warrants issued by the Company.

(5)	This total includes 1,067,582 shares acquirable currently or within sixty days under outstanding warrants and options.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December, 1996, the Company moved its principal operating facilities to a building that is owned by Traverse Software Investment, LLC
("TSI"), a limited liability company controlled by Gary T. Gaisser, the

President, Chief Executive Officer and a Director, of the Company. Versus and Olmsted are obligated under two separate five-year lease agreements, which initially required aggregate total annual rents of $111,000, increasing 4% annually after the first year.

In January 1999, the Company received letters of commitment (contingent on certain conditions being met) for additional financing. The group of investors contemplating this funding includes:

Gary T. Gaisser				President and CEO
Samuel Davis				Director
G III L.L.C.				David L. Gray, the Managing
Member of G III, is also a
Director of Versus.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)   Financial statements included in Part II of this report.
(2)   Exhibits included in the Exhibit Index on Page.

(b)	There were no reports on Form 8-K during the fourth fiscal quarter.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS TECHNOLOGY, INC.

By:	/s/ Robert Butler					By:	/s/ Gary T. Gaisser
      -----------------                               -------------------
      Robert Butler						Gary T. Gaisser
      Controller and Chief                            President and Chief
      Accounting Officer                              Executive Officer
      (Principal Accounting                           (Principal Executive
       Officer)                                        Officer)

Dated:  January 29, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated:

/s/ Gary T. Gaisser                   January 29, 1999
-------------------
Gary T. Gaisser
Director

/s/ Samuel Davis                      January 29, 1999
----------------
Samuel Davis
Director

/s/ Julian C. Schroeder               January 29, 1999
-----------------------
Julian C. Schroeder
Director

/s/ David L. Gray                     January 29, 1999
-----------------
David L. Gray
Director

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

3(a)(iv) Certificate of Amendment of Certificate of Incorporation Dated June 3, 1996 (Incorporated by reference to Exhibit 3 of the Company's Form 10-QSB for the quarter ended July 31, 1996)

3(a)(v) Certificate of Amendment of Certificate of Incorporation Dated November 2, 1998

3(b) By-laws (Incorporated by reference to Exhibit 3 (b) of the Company's Form 10-KSB for the year ended October 31, 1995)

4(a) 1996 Incentive Restricted Stock Bonus Plan (Incorporated by reference to Exhibit 4(a) of the Company's Form 10-KSB for the year ended October 31, 1996)

4(b) Stock Option Agreement with Gary T. Gaisser (Incorporated by reference to Exhibit 4(b) of the Company's Form 10-KSB for the year ended October 31, 1996)


4(c) 1996 Employee Incentive Stock Option Plan (Incorporated by reference to the Company's 1996 Proxy Statement)


4(d) Stock Option Agreement with Samuel Davis - for Director Services (Incorporated by reference to Exhibit 4(d) of the Company's Form 10-KSB for the year ended October 31, 1997)

4(e)       Stock Option Agreement with Samuel Davis - for Director
           Services

4(f)       Stock Option Agreement with Gary T. Gaisser - for Director
           Services

4(g)       Stock Option Agreement with Julian C. Schroeder - for Director
           Services

4(h)       Stock Option Agreement with David L. Gray - for Director
           Services

4(i)       Stock Option Agreement with Anthony Low-Beer - for Director
           Services

4(j)       Stock Option Agreement with Samuel Davis - for Chairman of the
           Board Services

10(a) Lease Agreement between Versus Technology, Inc. and Traverse Software Investment, LLC (Incorporated by reference to Exhibit 10(a) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(b) Lease Agreement between Olmsted Engineering, Co. and Traverse Software Investment, LLC (Incorporated by reference to Exhibit 10(b) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(c) Exclusive Marketing Agreement between Versus Technology, Inc. and Marquette Electronics, Inc. (redacted) (Incorporated by reference to Exhibit 10(c) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(d) Amended Marketing Agreement between Versus Technology, Inc. and Marquette Electronics, Inc.

10(e) Employment Agreement with Gary T. Gaisser (Incorporated by reference to Exhibit 10(d) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(f)      Registration Rights Agreement dated August 26, 1996
           (Incorporated by reference to Exhibit 10(e) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(g)      Registration Rights Agreement dated September 15, 1995
           (Incorporated by reference to Exhibit 10 (d) of the Company's Form 10-KSB for the year ended October 31, 1995)

10(h) Registration Rights Agreement dated July 1, 1995 (Incorporated by reference to Exhibit 10 (e) of the Company's Form 10-KSB for the year ended October 31, 1995)

10(i) Agreement with Precision Tracking FM, Inc. ("The License Agreement") effective January 31, 1997 (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 18, 1997)

10(j) Engineering and License Agreement with Precision Tracking FM, Inc. ("The Engineering Agreement") effective January 31, 1997 (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed February 18, 1997)

21         Subsidiary of the Registrant

27         Financial Data Schedule

99         News Releases

                                                             EXHIBIT 3 (a) (v)
                         CERTIFICATE OF AMENDMENT
                                    OF
                        CERTIFICATE OF INCORPORATION

	VERSUS TECHNOLOGY, INC., a corporation organized and existing by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

	FIRST: That the Board of Directors of said corporation, by the vote of a majority of the Directors present at meetings held on December 15, 1997 and February 11, 1998, at each of which a quorum was present, adopted resolutions proposing and declaring advisable the following amendment to the Certificate of Incorporation of said corporation and directed its consideration by the stockholders:

	RESOLVED, that the Certificate of Incorporation of the Corporation be amended by changing Article 4 thereof so that, as amended, said
Article shall be and read as follows:

4. Number of Shares. The aggregate number of shares the corporation shall have authority to issue is 90,000,000 shares, consisting of 75,000,000 shares of common stock having a par value of $.01 per share, and 15,000,000 shares of preferred stock having a par value of $.01 per share. The stated value applicable to the aggregate of all such shares is nine hundred thousand dollars ($900,000.00).

The Board of Directors is authorized, subject to limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, preferences and rights of the shares of each such series, and any qualifications, limitations or restrictions thereof. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the outstanding shares of common stock, without a vote of the holders of the preferred stock, or of any series thereof, unless a vote of any such holders is required pursuant to the certificate or certificates establishing any series of preferred stock."

	SECOND: That the aforesaid amendment was adopted by the affirmative vote of a majority of the votes cast by all stockholders of said corporation entitled to vote thereon at a meeting of the stockholders of the corporation duly called and held upon notice in accordance with the provisions of Section 222 of the General Corporation Law of the State of Delaware, at which a quorum was present, on April 24, 1998.

	THIRD: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Section 242 of the General Corporation Law of the state of Delaware.

	IN WITNESS WHEREOF, the corporation has caused this certificate to be signed by Gary T. Gaisser, its president, and attested by Andrea Beadle, its corporate secretary, this 2nd day of November, 1998.

						VERSUS TECHNOLOGY, INC.

						By:
                                        --------------------------
							Gary T. Gaisser
ATTEST:

By:
    --------------------------
	Andrea Beadle

                                                                 Exhibit 4 (e)
                   NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April 24, 1998 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the
"Corporation"), and Samuel Davis, a current non-employee ("outside")
member of the Board of Directors of the Corporation (hereinafter
"Director").
WITNESSETH:
	The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the
Director with incentive compensation to continue to serve on the Board of  Directors of the Corporation and to continue and increase his efforts in that connection.  This Non-Qualified Stock Option Agreement
(this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of
Directors of the Corporation (the "Board") on April 24, 1998.
	In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:
1. Grant.  The Corporation with the approval and direction of the
Committee irrevocably grants the Director the right and option (the
"Option") to purchase all or any part of an aggregate of 73,000 shares of Corporation common stock on the terms and conditions herein set forth.  This Option shall be a nontransferable Non-Qualified, Non-
Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2. Price.   The purchase price of the shares of Corporation common stock covered by the Option shall be $ .515 per share, which price is not less than the fair market value of the Corporation common stock on the effective date hereof.
3. Time of Exercise.	  The term of the Option shall be for a period of
five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement.
4. No Transfer.   The Option shall not be transferable by the Director
otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director.
The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 24, 1999, this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever. In the event the Director ceases to serve as a member of the Board because of the Director's death or disability prior to April

24, 1999, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability. Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 24, 1999, whichever period of time is longer.
6. Anti-Dilution Adjustments. In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the Option.
7. Corporate Transactions.  Notwithstanding the provisions of Paragraph
6, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of
1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
8. No Agreement for Continued Service.  This Agreement does not confer upon the Director any right to continue as a member of the Board of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the Director to resign, at any time.
9. Restrictions. The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the
Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares.  The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the
Corporation at its principal executive offices, attention of the
Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares.  Such written notice shall:
(a)	state the election to exercise the Option and the number of
shares in respect of which it is being exercised;
(b)	be accompanied by a tender of payment of the purchase price
therefor, and
(c)	be signed by the person or persons so exercising the Option
and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by
appropriate proof of the right of such person or persons to
exercise the Option.
	As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons. Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference.  All shares issued as provided herein
will be fully paid and non-assessable.   The Director shall not have any
of the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11. Availability of Shares. The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
12. Fair Market Value. As used herein, the "fair market value" of a share of common stock shall be the average of the bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape on the trading day immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board  in good faith shall determine.
13. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.
	IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the
Director has hereunder set his hand, all as of the day and year first above written.
ATTEST:						VERSUS TECHNOLOGY, INC.

        -----------------------------	By:-----------------------------
Andrea Beadle, Corporate Secretary	      Gary T. Gaisser, President

						      --------------------------------
							       Samuel Davis, Director

                                                                 Exhibit 4 (f)
                   NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April
24, 1998 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and Gary T. Gaisser, a current employee ("inside")
member of the Board of Directors of the Corporation (hereinafter
"Director").
WITNESSETH:
	The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Director with incentive compensation to continue to serve on the Board of  Directors of the Corporation and to continue and increase his efforts in that connection. This Non-Qualified Stock Option Agreement (this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board") on April 24, 1998.
	In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:
1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of 36,000 shares of Corporation common stock on the terms and conditions herein set forth. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2. Price. The purchase price of the shares of Corporation common stock covered by the Option shall be $ .515 per share, which price is not less than the fair market value of the Corporation common stock on the effective date hereof.
3. Time of Exercise.	  The term of the Option shall be for a period of
five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement.
4. No Transfer.   The Option shall not be transferable by the Director
otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director.
The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 24, 1999, this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever. In the event the Director ceases to serve as a member of the Board because of the Director's death or disability prior to April

24, 1999, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability. Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 24, 1999, whichever period of time is longer.
6. Anti-Dilution Adjustments. In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the Option.
7. Corporate Transactions. Notwithstanding the provisions of Paragraph 6, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of 1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
8. No Agreement for Continued Service. This Agreement does not confer upon the Director any right to continue as a member of the Board of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the Director to resign, at any time.
9. Restrictions. The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's
Page   66

intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the
Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares.  The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the
Corporation at its principal executive offices, attention of the
Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares.  Such written notice shall:
(a)	state the election to exercise the Option and the number of
shares in respect of which it is being exercised;
(b)	be accompanied by a tender of payment of the purchase price
therefor, and
(c)	be signed by the person or persons so exercising the Option
and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by
appropriate proof of the right of such person or persons to
exercise the Option.
	As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons. Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference.  All shares issued as provided herein
will be fully paid and non-assessable.   The Director shall not have any
of the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11. Availability of Shares. The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
12. Fair Market Value. As used herein, the "fair market value" of a share of common stock shall be the average of the bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape on the trading day immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board  in good faith shall determine.
13. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.
	IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the
Director has hereunder set his hand, all as of the day and year first above written.
ATTEST:						VERSUS TECHNOLOGY, INC.
       ----------------------------
By:-----------------------------

Andrea Beadle, Corporate Secretary	      Gary T. Gaisser, President

						      ---------------------------------
							       Gary T. Gaisser, Director

                                                                 Exhibit 4 (g)
                   NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April
24, 1998 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and Julian C. Schroeder, a current non-employee ("outside") member of the Board of Directors of the Corporation (hereinafter "Director").
WITNESSETH:
	The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Director with incentive compensation to continue to serve on the Board of  Directors of the Corporation and to continue and increase his efforts in that connection. This Non-Qualified Stock Option Agreement (this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board") on April 24, 1998.
	In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:
1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of 73,000 shares of Corporation common stock on the terms and conditions herein set forth. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2. Price.   The purchase price of the shares of Corporation common stock covered by the Option shall be $ .515 per share, which price is not less than the fair market value of the Corporation common stock on the effective date hereof.
3. Time of Exercise.	  The term of the Option shall be for a period of
five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement.
4. No Transfer.   The Option shall not be transferable by the Director
otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director.
The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 24, 1999, this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever. In the event the Director ceases to serve as a member of the Board because of the Director's death or disability prior to April

24, 1999, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability.  Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 24, 1999, whichever period of time is longer.
6. Anti-Dilution Adjustments.  In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs,
liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the
Option.
7. Corporate Transactions.  Notwithstanding the provisions of Paragraph
6, if any "corporate transaction" as defined in Section 1.425-1 of the
Treasury Regulations promulgated under the Internal Revenue Code of
1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said Section
1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
8. No Agreement for Continued Service.  This Agreement does not confer upon the Director any right to continue as a member of the Board of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the
Director to resign, at any time.
9. Restrictions.  The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange).  In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the
Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares.  The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise.  Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the
Corporation at its principal executive offices, attention of the
Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares.  Such written notice shall:
(a)	state the election to exercise the Option and the number of
shares in respect of which it is being exercised;
(b)	be accompanied by a tender of payment of the purchase price
therefor, and
(c)	be signed by the person or persons so exercising the Option
and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by
appropriate proof of the right of such person or persons to
exercise the Option.
As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons.  Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference.  All shares issued as provided herein will be
fully paid and non-assessable.   The Director shall not have any of
the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11. Availability of Shares.  The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the
requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the
Corporation, shall be applicable thereto.
12. Fair Market Value.  As used herein, the "fair market value" of a share of common stock shall be the average of the bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape on the trading day
immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board  in good faith shall determine.
13. Governing Law.  This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.
	IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the
Director has hereunder set his hand, all as of the day and year first above written.
ATTEST:						VERSUS TECHNOLOGY, INC.
        ------------------------------
							By:----------------------------
Andrea Beadle, Corporate Secretary	      Gary T. Gaisser, President

							    -----------------------------
							    Julian C. Schroeder, Director

                                                                 Exhibit 4 (h)
                   NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April
24, 1998 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and David L. Gray, a current non-employee ("outside") member of the Board of Directors of the Corporation (hereinafter "Director").
WITNESSETH:
	The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Director with incentive compensation to continue to serve on the Board of  Directors of the Corporation and to continue and increase his efforts in that connection. This Non-Qualified Stock Option Agreement (this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board") on April 24, 1998.
	In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:
1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of 73,000 shares of Corporation common stock on the terms and conditions herein set forth. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2. Price.   The purchase price of the shares of Corporation common stock covered by the Option shall be $ .515 per share, which price is not less than the fair market value of the Corporation common stock on the effective date hereof.
3. Time of Exercise.	  The term of the Option shall be for a period of
five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement.
4. No Transfer.   The Option shall not be transferable by the Director
otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director.
The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 24, 1999, this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever. In the event the Director ceases to serve as a member of the Board because of the Director's death or disability prior to April

24, 1999, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability.  Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 24, 1999, whichever period of time is longer.
6. Anti-Dilution Adjustments.  In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs,
liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the
Option.
7. Corporate Transactions.  Notwithstanding the provisions of Paragraph
6, if any "corporate transaction" as defined in Section 1.425-1 of the
Treasury Regulations promulgated under the Internal Revenue Code of
1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said Section
1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
8. No Agreement for Continued Service.  This Agreement does not confer upon the Director any right to continue as a member of the Board of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the
Director to resign, at any time.
9. Restrictions.  The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange).  In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the
Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares.  The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise.  Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the
Corporation at its principal executive offices, attention of the
Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares.  Such written notice shall:
(a)	state the election to exercise the Option and the number of
shares in respect of which it is being exercised;
(b)	be accompanied by a tender of payment of the purchase price
therefor, and
(c)	be signed by the person or persons so exercising the Option
and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by
appropriate proof of the right of such person or persons to
exercise the Option.
As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons.  Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference.  All shares issued as provided herein will be
fully paid and non-assessable.   The Director shall not have any of
the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11. Availability of Shares.  The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the
requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the
Corporation, shall be applicable thereto.
12. Fair Market Value.  As used herein, the "fair market value" of a share of common stock shall be the average of the bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape on the trading day
immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board  in good faith shall determine.
13. Governing Law.  This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.
	IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the
Director has hereunder set his hand, all as of the day and year first above written.
ATTEST:						VERSUS TECHNOLOGY, INC.
        -------------------------------
							By:--------------------------------
Andrea Beadle, Corporate Secretary	      Gary T. Gaisser, President

						      -----------------------------------
							       David L. Gray, Director

                                                                 Exhibit 4 (i)
                   NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April
24, 1998 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and Anthony Low-Beer, a current non-employee ("outside") member of the Board of Directors of the Corporation (hereinafter "Director").
WITNESSETH:
	The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Director with incentive compensation to continue to serve on the Board of  Directors of the Corporation and to continue and increase his efforts in that connection. This Non-Qualified Stock Option Agreement (this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board") on April 24, 1998.
	In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:
1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of 73,000 shares of Corporation common stock on the terms and conditions herein set forth. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2. Price.   The purchase price of the shares of Corporation common stock covered by the Option shall be $ .515 per share, which price is not less than the fair market value of the Corporation common stock on the effective date hereof.
3. Time of Exercise.	  The term of the Option shall be for a period of
five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement.
4. No Transfer.   The Option shall not be transferable by the Director
otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director.
The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 24, 1999, this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever. In the event the Director ceases to serve as a member of the Board because of the Director's death or disability prior to April

24, 1999, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability.  Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 24, 1999, whichever period of time is longer.
6. Anti-Dilution Adjustments.  In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs,
liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the
Option.
7. Corporate Transactions.  Notwithstanding the provisions of Paragraph
6, if any "corporate transaction" as defined in Section 1.425-1 of the
Treasury Regulations promulgated under the Internal Revenue Code of
1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said Section
1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
8. No Agreement for Continued Service.  This Agreement does not confer upon the Director any right to continue as a member of the Board of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the
Director to resign, at any time.
9. Restrictions.  The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange).  In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the
Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares.  The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise.  Subject to the terms and conditions of this Agreement, the
Option may be exercised only by written notice delivered to the
Corporation at its principal executive offices, attention of the
Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares.  Such written notice shall:
(a)	state the election to exercise the Option and the number of
shares in respect of which it is being exercised;
(b)	be accompanied by a tender of payment of the purchase price
therefor, and
(c)	be signed by the person or persons so exercising the Option
and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by
appropriate proof of the right of such person or persons to
exercise the Option.
As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons.  Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference.  All shares issued as provided herein will be
fully paid and non-assessable.   The Director shall not have any of
the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11. Availability of Shares.  The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the
requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the
Corporation, shall be applicable thereto.
12. Fair Market Value.  As used herein, the "fair market value" of a share of common stock shall be the average of the bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape on the trading day
immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board  in good faith shall determine.
13. Governing Law.  This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.
	IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the
Director has hereunder set his hand, all as of the day and year first above written.
ATTEST:						VERSUS TECHNOLOGY, INC.
        --------------------------------
							By:---------------------------------
Andrea Beadle, Corporate Secretary	      Gary T. Gaisser, President

						      	------------------------------
							       Anthony Low-Beer, Director

                                                                 Exhibit 4 (j)
                   NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of June
16, 1998 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and Samuel Davis, a current non-employee ("outside") member of the Board of Directors of the Corporation (hereinafter "Director").
WITNESSETH:
	The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Director with incentive compensation to continue to serve as Chairman of the Board of Directors of the Corporation and to continue and increase his efforts in that connection. This Non-Qualified Stock Option
Agreement (this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board") on June 16,
1998.
	In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:
1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of 200,000 shares of Corporation common stock on the terms and conditions herein set forth. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2. Price.   The purchase price of the shares of Corporation common stock covered by the Option shall be $ .50 per share, which price is the fair market value of the Corporation common stock on the effective date hereof as set forth in paragraph 12 hereof.
3. Time of Exercise.	  The term of the Option shall be for a period of
five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable prior to April 30, 1999, or the date of the next annual meeting of the Board, whichever date is earlier, (hereinafter the "Earliest Date of Exercise") except as may otherwise be provided in paragraph 5 of this Agreement.
4. No Transfer.   The Option shall not be transferable by the Director
otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director.
The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or Disability or Change in Control prior to Earliest Date of Exercise, this Option shall be null and void ab initio and the

Director shall have no rights hereunder whatsoever. In the event there occurs a Change in Control of the Corporation or in the event the Director ceases to serve as a member of the Board because of the Director's death or Disability prior to the Earliest Date of Exercise, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or Disability, or immediately (and at any time thereafter within 5 years from June 16, 1998 ) upon the Change in Control. Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and the Earliest Date of Exercise, whichever period of time is longer. Change in Control of the Corporation shall mean a change in control of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A promulgated under the Securities Exchange Act of 1934, as mended ("the Act"); provided that, without limitation, such a change in control shall be deemed to have occurred if any "person" (as such term is used in Section 13(d) and 14 (d) of the Act as in effect on the date hereof, other than the Corporation or any "person" who on the date hereof is a director or officer of the Corporation or whose shares of Corporation stock are treated as "beneficially owned" (as defined in Rule 13d-3 under the Act, as in effect on the date hereof) by any such director or officer, is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing 30% or more of the combined voting power of the Corporation's then outstanding securities.
6. Anti-Dilution Adjustments. In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the Option.
7. Corporate Transactions. Notwithstanding the provisions of Paragraph 6, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of 1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.

8. No Agreement for Continued Service.  This Agreement does not confer upon the Director any right to continue as a member of the Board of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the
Director to resign, at any time.
9. Restrictions.  The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange).  In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the
Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares.  The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise.  Subject to the terms and conditions of this Agreement, the
Option may be exercised only by written notice delivered to the
Corporation at its principal executive offices, attention of the
Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares.  Such written notice shall:
(a)	state the election to exercise the Option and the number of
shares in respect of which it is being exercised;
(b)	be accompanied by a tender of payment of the purchase price
therefor, and
(c)	be signed by the person or persons so exercising the Option
and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by
appropriate proof of the right of such person or persons to
exercise the Option.
	As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the
Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the
Corporation and delivered to or upon the order of such person or persons.  Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the
Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference.  All shares
issued as provided herein will be fully paid and non-assessable.   The
Director shall not have any of the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11.  Availability of Shares.  The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of this
Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
12.  Fair Market Value.  As used herein, the "fair market value" of a share of common stock shall be the average of the bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape on the trading day applicable to such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board  in good faith shall determine.
13.  Governing Law.  This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.
	IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the
Director has hereunder set his hand, all as of the day and year first above written.
ATTEST:						VERSUS TECHNOLOGY, INC.
        ---------------------------------
							By:  ------------------------------
Andrea Beadle, Corporate Secretary	      Gary T. Gaisser, President

						      -----------------------------------
							       Samuel Davis, Director

                                                                Exhibit 10 (d)

                   AMENDED AND RESTATED MARKETING AGREEMENT



	This Amended and Restated Marketing Agreement (hereinafter the "Agreement") is entered into effective as of October 7, 1997 between Versus Technology, Inc., with principal offices at 2600 Miller Creek Dr., Traverse City, MI 49684 (hereinafter "Versus") and Marquette Medical Systems, Inc., with principal offices at 8200 West Tower Avenue, Milwaukee, WI 53223 (hereinafter "Marquette").
	RECITALS
A. The parties to this Amended and Restated Marketing Agreement were parties to a document entitled "Exclusive Marketing Agreement," dated effective as of June 30, 1996 (hereinafter "the Previous Agreement"). Differences of opinion have arisen concerning the parties respective rights and obligations under the Previous
Agreement. The parties now wish to amicably resolve such differences in accordance with the terms and conditions of this Amended and Restated Marketing Agreement.

B. It is the intent of the parties that at such time as Marquette has performed its obligations under this Amended and Restated
Marketing Agreement, or if Versus shall be in substantial breach of any of its material obligations under this Amended and Restated Marketing Agreement, any and all claims by Versus related to the Previous Agreement (except for any already outstanding and unpaid invoices for goods delivered or services rendered prior to October
7, 1997) shall be conclusively deemed to have been fully satisfied, discharged, forever barred, and released. It is the further understanding of the parties, however, that nothing in this Amended and Restated Marketing Agreement, or the fact of its having been made in the first place, shall be construed to mean or imply that either party did or did not have a cognizable legal claim against the other under or in connection with the Previous Agreement. The parties are effectuating an accord and satisfaction of a disputed claim, and the making of such accord shall be without prejudice to the respective positions of either party concerning obligations, or the lack thereof, under the Previous Agreement in the event a party may in the future allege the accord of this Amended and Restated Marketing Agreement has not been satisfied.

NOW, THEREFORE, the parties hereby agree that upon completion of mutual performance as hereinafter set forth the Previous Agreement shall be deemed to have been superseded, amended and restated to read in its entirety as follows:

"RECITALS:
	A.	Versus is engaged in the business of manufacturing, selling, licensing and supporting an integrated hardware and software product, commonly known as an infrared tracking system, which is used for various applications in various markets.
	B.	Marquette is engaged in the sale and service of various
electronics products  used by acute care hospitals and other customers.
	C.	The parties desire that Marquette shall become a source of
marketing, distribution and supply of Versus Products (as defined herein)
to hospitals in the Market (as defined herein), and that Marquette will also be granted non-exclusive rights to distribute Products to certain other markets, all upon the terms and conditions set forth in this Amended and Restated Marketing Agreement.
	NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL PROMISES CONTAINED
HEREIN, THE PARTIES AGREE AS FOLLOWS:
	1.	Definitions.
		a.	The term "Product" or "Products" shall mean the hardware
and related software produced by or for Versus and supplied by Versus to its customers as a complete infrared tracking system, containing all and no less than all the components of a "system" as described on Versus'
System Quote Sheet, to be used for personnel and equipment tracking through the mechanism of reading on a network alarm information from
"Patient Monitoring Equipment," or for other personnel or equipment tracking applications.  Products shall provide high frequency capability to Marquette at no additional charge to Marquette.
		b.	The term "Market" shall mean the main headquarters
building of any acute care hospital located in the 50 states of the United
States of America.  Specifically excluded from the Market shall be acute care or subacute care building facilities which are not physically annexed by "brick and mortar" (or other permanent construction) to the main headquarters building of an acute care hospital.
		c.	The term "Marquette Minimum Commitment" shall mean the
purchase by Marquette from Versus of not less than 50 Systems during the term of this Amended and Restated Marketing Agreement. A System which is ordered in writing within the term of this Amended and Restated Marketing Agreement, where the written order authorizes delivery within 30 days following the end of the term hereof, shall qualify to be counted towards satisfaction of the Marquette Minimum Commitment.
		d.	The term "Patient Monitoring Equipment" shall mean: heart
monitors; SPO2 pulse oximeters; respiration monitors; invasive blood pressure monitors; temperature monitors; and non-invasive blood pressure monitors.
		e.	The term "System," as used within the definition of
Marquette Minimum Commitment, shall mean the purchase by Marquette from
Versus of a Product intended for end use by a customer in the Market which has a System Quote Sheet price of $50,000.00 or more, with the total number of Systems per single Product transaction being the quotient, rounded down to the lowest whole number, resulting from the division of the total System Quote Sheet price for the Product, by $50,000.  Example:
the delivery of a Product to a customer which has an aggregate System
Quote Sheet price of $160,000 for that customer transaction would constitute three Systems; the same would be true for a transaction with a
System Quote Sheet price of $195,000; a transaction with a System Quote
Sheet price of $200,000 would constitute four Systems.
		f.	The term "System Quote Sheet" shall mean  the System
Quote Sheet applicable for the term of this Amended and Restated Marketing Agreement, a copy of which is attached hereto as Exhibit 1.
		g.	The "term of this Amended and Restated Marketing
Agreement" shall mean 1 year, commencing July 1, 1997 and ending on June
30, 1998.

	2.	Appointment of Marquette
a.  Subject to the terms and conditions set forth herein, Versus hereby appoints Marquette, for the term of this Amended and
Restated Marketing Agreement, as Versus's non-exclusive
distributor of Products in the Market; provided, however,
that in order to give Marquette an additional opportunity to receive the reasonable intended benefits to Marquette from
the investments it has made to date in infrared technology,
Versus agrees that, notwithstanding the non-exclusive nature of Marquette's status hereunder,  Versus will not, during
the term of this Amended and Restated Marketing Agreement,
sell for intended use within the Market any complete
infrared tracking system which is primarily intended to
read on a network alarm information from Patient Monitoring
Equipment, except for sales to or through Marquette;
provided, further, however, Versus retains the right to
itself directly supply such Products to customers in the
Market from time to time through use of Versus' own sales
staff, but only under circumstances when Marquette or its
agents or representatives have not been, and will not have
to be, involved in any phase of the customer specific
marketing, installation, warranty or support of the Product
with the customer, and where Marquette was not the procuring cause of the transaction with the customer.  Versus will
endeavor to give Marquette reasonable notice of and
communication with respect to direct customer transactions
which Versus believes to be covered by this exception.
Further, Versus will not, during the term of this Amended
and Restated Marketing Agreement, license its intellectual
property to any competitor of Marquette operating within
the Market for the field of end use of reading on a network
alarm information from Patient Monitoring Equipment, nor
will Versus within such Market knowingly and specifically
aid or assist others to make, use or sell during the term
of this Amended and Restated Marketing Agreement products
which are primarily designed and intended to read on a
network alarm information from such Patient Monitoring
Equipment.
b.   Versus hereby also appoints Marquette, for the term of
this Amended and Restated Marketing Agreement, as a non-
exclusive distributor of Versus infrared tracking systems to customers in markets other than the Market; provided, however, such non-exclusive rights in such other markets may be
terminated at the will of Versus at any time, for any reason or no reason at all, after 30 days advance notice of termination of non-exclusive rights has been given to Marquette by Versus.
c.     Marquette hereby accepts such appointment with respect
to the Market and  the other markets, and agrees to use its
best efforts to promote the sale of Products in the Market.
	3.	Independent Contractors. The relationship of Versus and
Marquette established by this Amended and Restated Marketing Agreement is that of independent contractors, and nothing contained in this Amended and Restated Marketing Agreement shall be construed to give either party the power to direct or control the day-to-day activities of the other, nor shall it constitute the parties as partners, joint venturers, co-owners or otherwise as participants in a joint or common undertaking, nor shall it allow Marquette or Versus to create or assume any obligation on behalf of the other for any other purpose whatsoever. Marquette acknowledges that it has not and will not pay any fee to Versus in connection with this Amended and Restated Marketing Agreement or any prior agreement, understanding or arrangement between them. In furtherance of the parties' performance pursuant to this Amended and Restated Marketing Agreement, tangible goods will be deemed to be sold to, and the pertinent software and applicable patented or copyrightable or other intellectual property shall be deemed licensed to, Marquette, it being understood that Marquette may and will resell the goods to the end user customer, and upon such sale Versus will be deemed to have granted to such end user a license in perpetuity to use the software in the manner and for the purposes for which it is designed, on hardware manufactured or supplied by Versus. After Marquette has purchased a Product from Versus in accordance with this Amended and
Restated Marketing Agreement, Marquette shall be free to set its own selling price to the customer in the Market.
	4.	Terms of Purchase from Versus.
		a.	Use of Standard Forms.  All orders from Marquette to
Versus for Products shall be in writing, requesting a delivery date no sooner than 30 days from the date of the order and no later than July 31,
1998.  All orders shall be subject to the terms and conditions of this
Amended and Restated Marketing Agreement. The parties may use their own standardized or preprinted forms of purchase order, acknowledgment, invoices, shipping documents or the like; provided, however, in the event any terms or conditions which may be stated in any such forms are inconsistent with this Amended and Restated Marketing Agreement, such inconsistent terms or conditions shall be of no force or effect between the parties hereto, and in the event there shall be an inconsistency between the terms or provisions of a form used by Marquette and the terms or provisions of a form customarily used by Versus, the terms and provisions of the Versus form shall be controlling, so long as such Versus form is not inconsistent with this Amended and Restated Marketing
Agreement.
		b.	Price.  All prices are F.O.B. Traverse City, Michigan.
The quoted price does not include any federal, state or local taxes that may be applicable to the Product. When Versus has the legal obligation to collect such taxes, the appropriate amount of tax shall be added to the invoice directed to Marquette unless Marquette provides Versus with a valid tax exemption certificate authorized by the appropriate taxing authority. Except for infrared tracking systems intended for regional demonstration purposes, as provided in paragraph 8, below, the price to be paid by Marquette for Products will be 70% of the price stated on the
System Quote Sheet.
		c.	Terms of Payment to Versus.  Versus will promptly submit
an invoice to Marquette for $560,000.00 to cover the advanced payment by Marquette for 16 Systems. Thereafter, on the first of each month, beginning on November 1, 1997, Versus will submit additional invoices, each for $140,000.00, to cover the advanced payment by Marquette for 4 additional Systems per month, except the June 1, 1998 invoice shall be for $210,000 (6 Systems) so that by the end of the term of this Amended and
Restated Marketing Agreement Marquette shall have purchased and paid for on a non-refundable basis not less than the Marquette Minimum Commitment of 50 Systems.  As and when Products are actually shipped, any freight, taxes or other applicable costs will be borne by Marquette pursuant to supplemental invoices issued at the time of shipment. Marquette will pay to Versus 100% of all invoice amounts within 30 days of Marquette's receipt of the invoice, except that the initial invoice for $560,000, together with any prior invoices for goods or services supplied by Versus prior to October 7, 1997, shall be paid within 5 days following the mutual execution and delivery of this Amended and Restated Marketing Agreement. Acceptance or rejection of Products shipped is to occur within 40 days after delivery by Versus to the common carrier.
		d.	Shipping.  Versus will use diligent efforts to ship the
Products within the time requested by Marquette in its orders for Product as given pursuant to subparagraph 4 a., above; provided, however, in the event Marquette has not released for shipment at least 50 Systems by June
30, 1998, Versus shall have the right to ship on or about such date the difference between 50 and the number of Systems previously released for shipment by Marquette during the term of this Amended and Restated
Marketing Agreement.  All Products delivered by Versus pursuant to this
Amended and Restated Marketing Agreement shall be reasonably packed for shipment in Versus's standard shipping cartons, marked for shipment to the address designated by Marquette, and delivered to Marquette F.O.B.
Traverse City, Michigan.  Unless otherwise instructed in writing by
Marquette, Versus will select the carrier.  All freight, insurance, and other shipping expenses, as well as any special packing expenses if any, shall be borne by Marquette.  Marquette shall also bear all applicable taxes, duties and similar charges that may be assessed against the
Products after delivery to the carrier.
	5.	Responsibilities.  Marquette will be responsible for making or providing proper customer proposal, quotation, system installation, on-
site system support for hardware, allocated warranty labor (see paragraph
6), and in-service training.  Versus will be responsible for making or providing the necessary floor plan and layout, installation document, and three sets of necessary manuals per installation (a manual set will contain a Wiring Installation Guide, a User's Guide and a System Design
Guide). The end user customer will be directed to place all requests for maintenance, telephone support or warranty support with Marquette, who will refer such requests to Versus, as appropriate to permit Versus to perform its duties hereunder.
	6.	Warranty and Limitation of Liability.  Versus makes to
Marquette the Versus standard limited warranty applicable to Versus
Products, the provisions of which are shown on Exhibit 2 attached to this Amended and Restated Marketing Agreement, except that the warranty period shall be, instead of 90 days, one year from the date of Marquette's acceptance or installation, whichever comes first. Marquette shall not make or pass on to any end user customer or other person any warranty or representations on behalf of Versus other than, or inconsistent with, the standard Versus limited warranty as shown on Exhibit 2. Except for the express limited warranty above stated, Versus makes no other warranties, express or implied, by statute or otherwise, regarding the Products, regarding FITNESS FOR ANY PARTICULAR PURPOSE, quality, MERCHANTABILITY, or otherwise. In no event shall Versus be liable for the cost of procurement of substitute goods or systems or for any special, consequential or incidental damages for breach of warranty. This limitation shall apply notwithstanding any failure of essential purpose of any limited warranty or remedy. Further, and notwithstanding any of the foregoing, as between Versus and Marquette, Marquette will be responsible to bear the cost of any warranty labor, up to a maximum of 3.5% of the System Quote Sheet

Price of the Products supplied to Marquette during the term of this
Amended and Restated Marketing Agreement, and Versus will be responsible for any reasonable and necessary warranty labor expense in excess of said
3.5%.
	7.	Versus Software Telephone Support, Maintenance and Enhancement.
Marquette will utilize its best efforts to sell the Versus Support,
Maintenance and Enhancement package.  This package will also be discounted to Marquette at 30% from the applicable System Quote Sheet list price and Marquette will be free to set its own selling price to the customer.
Versus will be responsible for supplying to the customer all the services and support set forth in such package.
	8.	Regional Demonstrations.  Between July 1, 1996 and June 30,
1998 Marquette will be able to purchase from Versus up to 5 infrared tracking systems, for purposes of installing 5 separate regional demonstration locations, at a special price.  The price will be at
Versus's estimated standard cost per system, based upon reasonable full absorption, reasonable standard volumes, and other cost accounting principles used by Versus. Regional demonstration purchases will not be counted towards the Marquette Minimum Commitment.
	9.	Training.  Versus will supply technical sales and marketing
training, two to three days per year, at regional locations selected by
Marquette.
	10.	Special Situations. In special situations where Marquette needs on-site technical support from Versus, Versus will supply personnel at no charge, except that Marquette will pay all travel expenses for those personnel.  Versus will not, however, be obligated to spend more than 30 man days in the aggregate during the term of this Amended and Restated Marketing Agreement.
	11.	Private Label.  If desired by Marquette, the Versus products will be sold to Marquette under a private label agreement acceptable to both parties.
	12.	Minimum Purchase Commitment of Marquette; Termination of
Agreement. Marquette hereby agrees to purchase from Versus the Marquette Minimum Commitment during the term of this Amended and Restated Marketing Agreement. Unless Marquette and Versus have agreed in a writing signed by both parties on or before March 10, 1998  to extend the term of this
Amended and Restated Marketing Agreement, then the term of this Amended and Restated Marketing Agreement shall end on June 30, 1998, and each party will be free to enter such other sales arrangements as it may desire thereafter.
	13.	Property Rights and Confidentiality.  Marquette agrees that
Versus owns all right, title and interest in all of Versus's patents, trademarks, trade names, inventions, copyrights, know-how, documentation, software (including diagnostic software and source code) and trade secrets relating to the design, manufacture, operation or service of the Products.
The use by Marquette of any of these property rights is authorized only for the purposes herein set forth, and upon termination of this Amended and Restated Marketing Agreement for any reason such authorization shall cease.  Marquette acknowledges that by reason of its relationship to
Versus hereunder it will have access to certain information and materials concerning Versus' business, plans, customers, technology, and products that are confidential and of substantial value to Versus, which value would be impaired if such information were disclosed to third parties. Marquette agrees that it will not use in any way for its own account or the account of any third party, nor disclose to any third party, any such confidential information revealed to it by Versus. Marquette shall take every reasonable precaution to protect the confidentiality of such information. Marquette shall not publish any technical description of the Products beyond the description published by Versus. In the event of termination of this Amended and Restated Marketing Agreement there shall be no use or disclosure by Marquette of any confidential information of
Versus, and Marquette shall not manufacture or have manufactured any products utilizing any of Versus' confidential information.
	14.	Trademarks and Trade Names.  During the term of this Amended and Restated Marketing Agreement Marquette shall have the right to indicate to the public that it is an authorized distributor of Versus and to advertise such Products under the trademarks, marks, and trade names that Versus may adopt from time to time.  Except as provided by paragraph
11 of this Amended and Restated Marketing Agreement, Marquette shall not alter or remove Versus trademarks applied by Versus to the Products, packages, or other materials contained therein.  Nothing herein shall grant to Marquette any right, title or interest in Versus trademarks.  At no time during or after the term of this Amended and Restated Marketing Agreement shall Marquette challenge or assist others to challenge Versus trademarks or the registration thereof or attempt to register any trademarks, marks or trade names confusingly similar to those of Versus.
All representations of Versus trademarks that Marquette intends to use shall first be submitted to the appropriate Versus personnel for approval of design, color, and other details or shall be exact copies of those used by Versus.  If any Versus trademarks are to be used in conjunction with another trademark on or in relation to the Products, then Versus' mark shall be presented equally legibly and equally prominently, but nevertheless separated from the other so that each appears to be a mark in its own right, distinct from the other mark.
	15.	Force Majeure.  Nonperformance of either party, except for the making of payments, shall be excused to the extent, and for the period of time, that performance is rendered impracticable by strike or other labor difficulties, fire, flood, or other casualty or occurrence which is beyond the reasonable control of the party whose performance is required.
	16.	Miscellaneous.  This Amended and Restated Marketing Agreement
shall inure to the benefit of and be binding upon the successors and assigns of the respective parties hereto. This Amended and Restated
Marketing Agreement constitutes and fully integrates the entire understanding between the parties hereto, and subject to the above
Recitals, is intended to supersede and cancel all prior written or oral understandings between them dealing with the subject matter hereof. This Amended and Restated Marketing Agreement may not be changed orally, but only in writing, signed by the party against whom enforcement of any waiver, change, amendment, modification, extension or discharge is sought.
No other warranties, representations or covenants exist that are not herein contained. All notices required or authorized under this Amended and Restated Marketing Agreement shall be in writing and shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is to be given, or the second day after mailing, if mailed to the party to whom notice is to be given by first class mail, registered or certified, postage prepaid and addressed to the respective parties at the addresses set forth above, unless and until a different address shall be furnished by any party desiring to change such address to the other party, or if no such address is set forth with respect to any such party, then by personal delivery or registered or certified mail, postage prepaid, to the principal office of such party, or alternatively, the personal residence of such party, all as last known to the party giving such notice. For each term and pronoun used in this Amended and Restated Marketing Agreement, the singular number includes the plural number, and vice versa, and any gender, whether masculine, feminine, or neuter, includes the other genders, as appropriate and as the context may reasonably require. The invalidity of any paragraph, provision or part hereof shall not affect the validity of any other paragraph, provision or part hereof. This Amended and Restated Marketing Agreement shall be construed as a whole and in accordance with its fair meaning. Captions, if any, and organization are for convenience and shall not be used in construing its meaning. This Amended and Restated Marketing Agreement may be executed in one or more counterparts, all of which shall constitute one and the same instrument and each one of which shall be deemed an original.
Each party shall, upon reasonable request, execute and deliver such other and further documents as may be necessary and proper to effectuate this Amended and Restated Marketing Agreement. This Amended and Restated
Marketing Agreement shall be interpreted and enforced in accordance with the laws of the State of Michigan, excluding any conflicts-of-law rule or law which refers to the laws of another jurisdiction. In the event of litigation arising under or in connection herewith, each party consents to the exclusive in personam jurisdiction of the state courts of the State of Michigan, with venue in Traverse City, Michigan, and the nonprevailing party agrees to pay the prevailing party's actual attorney's fees and expenses in connection with any such litigation, in addition to any costs, remedies or damages the court may award. This Amended and Restated
Marketing Agreement constitutes the jointly bargained agreement of the parties, and the construction of this Amended and Restated Marketing
Agreement shall not be altered or influenced by the fact or presumption that one party had a greater or lesser hand in drafting it. Any Recitals are hereby made a part of this Amended and Restated Marketing Agreement and all exhibits, attachments, and schedules, if any, attached hereto are hereby incorporated herein by reference for all applicable purposes. If the date for performance of any act hereunder falls on a Saturday, Sunday, or legal holiday, then the time for performance thereof shall be deemed extended to the next successive business day. Whenever it is provided in this Amended and Restated Marketing Agreement that days be counted, the first day to be counted shall be the day following the date on which the event causing the period to commence occurs. This Amended and Restated Marketing Agreement is intended solely for the benefit of the parties hereto and their successors and assigns, and may not be relied upon or enforced by any third party beneficiary.
	IN WITNESS WHEREOF, the parties have mutually executed and delivered this Amended and Restated Marketing Agreement, effective as of the date first above written.

Versus Technology, Inc.			Marquette Medical Systems, Inc.


By:----------------------------------   By: ----------------------------------
       Gary T. Gaisser				       Gerald Woodard
Its: President					Its:  Division President - Patient
                                                Monitoring
Date of signature: 		______	Date of signature:

                                                                    EXHIBIT 21

                             VERSUS TECHNOLOGY, INC.
                          SUBSIDIARY OF THE REGISTRANT


NAME OF SUBSIDIARY              JURISDICTION OF       PERCENTAGE OF OWNERSHIP
                                 INCORPORATION
------------------             ------------------   --------------------------
Olmsted Engineering Co.           Michigan                      100%

                                                                EXHIBIT 99 (a)

                   VERSUS TECHNOLOGY AWARDED GSA SUPPLIER STATUS

TRAVERSE CITY, Michigan, September 23, 1998 - Versus Technology, Inc. (OTC BB:VSTI) today announced it has become an approved supplier to the federal government.

The Traverse City, Michigan-based developer and manufacturer of infrared
(IR) locating systems for hospitals, government facilities and other organizations announced its IR location, data collection and communication products were selected by the U.S. General Services Administration (GSA) for inclusion on the Federal Supply Service Schedule. This facilitates the procurement process for government agencies interested in the Versus Information System, which identifies the precise location of personnel and equipment, automatically and accurately records events on a real-time basis, and provides two-way, wireless communications throughout a facility.

"The GSA contract makes it easier to sell our Versus Information System to federal government agencies, a vast and relatively untapped market for Versus," said Gary Gaisser, Versus Technology president and CEO. "The opportunities for incremental growth are enormous as we expand beyond our core hospital market in the private sector to government-related, healthcare facilities such as our installation at VA Medical Center in Ann Arbor, Mich. GSA-approved status also opens the door to other agencies in addition to the Department of Energy, which has installed our products at its Los Alamos National Laboratories in Los Alamos, New Mexico."

The Company's inclusion on the GSA Schedule means Versus has met the screening and certification process established by the General Services Administration, a central management agency of the U.S. Government that sets policy in areas such as federal procurement. This makes Versus eligible for contracting procedures that enable government offices to purchase the Versus Information System without pursuing formal bidding processes, saving time and money for the federal government and Versus. The Company also benefits from best-pricing practices available to government-approved suppliers.

"Becoming an approved supplier to the federal government is an important first step in extending the many applications of our IR locating products to the government market," said Henry J. Tenarvitz, executive vice president of operations for Versus Technology. "Our recently expanded sales and marketing team allows us to focus on this market as we continue to work with our growing number of medical technology resellers to further penetrate the healthcare market."

Versus Technology, Inc. (http://www.versustech.com) is a leading innovator in infrared locating technology, which offers real-time locating and two-way communication capabilities. The systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic, accurate registry of essential management and business processes and can be used to monitor the precise location of personnel or equipment for health and safety purposes, control access to secured areas and automatically record events associated with these activities.
Safe Harbor Provision

	This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

                                                                EXHIBIT 99 (b)

VERSUS TECHNOLOGY RELEASES FIRST OF ITS NEXT GENERATION LOCATING BADGES
               New Badge Provides Full Time Supervision

TRAVERSE CITY, Michigan, October 13, 1998 - Versus Technology, Inc. (OTC BB:VSTI) announced it will introduce the first of its next generation locating badges today at the Microsoft Healthcare Users
Group   (MS-HUG) conference, which runs October 11-13, 1998 in
Orlando, Florida.

The Traverse City, Michigan-based developer and manufacturer of infrared (IR) location, data collection and communications products will showcase its new COM badge during a demonstration with HBO and Company (NASDAQ:HBOC) and six other ActiveX? for Healthcare Pavilion participant companies. The new COM badge, which combines the pinpoint accuracy of infrared location with constant supervision, will be part of a conference-long demonstration of the interoperability among the various participants' healthcare information systems (see related release for details).

Versus Technology added a supervisory signal to its patented infrared location and communications badge, which enables hospitals and other organizations to identify the precise location of patients, staff or equipment throughout a facility at all times. The added signal ensures the transmission of emergency communication features, making the new tag the most complete and reliable location tool within a medical facility.

"Hospitals always need to be in touch with patients and staff and even need to know the location of medical equipment to ensure that an optimum level of care is provided," said Gary Gaisser, Versus Technology president and CEO. "Adding a backup, supervisory signal to our infrared systems means healthcare providers are always in contact with everyone and everything that is important in the hospital."

The IR signal, similar to the technology used in remote controls for televisions, is line of sight, meaning it is bounded by walls and floors. These parameters enable the IR signal to pinpoint the precise location of people and equipment. The new supervisory signal is not constrained by walls and floors or other matter that would block the line of sight of IR, such as bed covers and clothing. This makes it the ideal complement to Versus Technology's IR products.
The addition of the supervisory signal also sets the stage for Versus' second release in the new generation badges, scheduled for February 1999.

Versus Technology, Inc. (http://www.versustech.com) is a leading innovator in infrared locating technology, which offers real-time locating, data collection and two-way communication capabilities. The systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic, accurate registry of essential management and business processes and can be used to monitor the precise location of personnel or equipment for health and safety purposes, control access to secured areas and automatically record events associated with these activities.

Safe Harbor Provision

This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

                                                                EXHIBIT 99 (c)

VERSUS TECHNOLOGY JOINS HEALTHCARE INFORMATION TECHNOLOGY COMPANIES IN MICROSOFT ACTIVEX PAVILION AT MS-HUG

TRAVERSE CITY, Michigan, October 13, 1998 - Versus Technology, Inc. (OTC BB:VSTI) will join HBO & Company (Nasdaq:HBOC) and six other companies in the ActiveX? for Healthcare Pavilion at the Microsoft Healthcare Users Group's (MS-HUG) conference (October 11-13, 1998 in Orlando, Fla.) to demonstrate "plug-and-play" interoperability among their healthcare information systems. Versus will integrate patient information obtained from its new supervised locating badge into these systems, demonstrating how these leading healthcare information companies can work together to improve the efficiency of a hospital.

"We are an important piece of the puzzle in enabling hospitals to manage their facilities more efficiently," said Henry Tenarvitz, executive vice president of operations for Versus Technology who also serves on two planning committees for MS-HUG. "Our location information, especially when integrated with other data, empowers hospitals to make decisions with healthcare information that currently is not available on a real-time basis."

The Traverse City, Mich.-based developer and manufacturer of infrared
(IR) location, data collection and communications products will demonstrate its new supervised COM badge (see related release), which enables hospitals to identify the precise location of patients, staff or equipment throughout a medical facility at all times even if the IR signal's line of sight is blocked. During the joint demonstration, patient location information will be integrated with patient registration, scheduling, billing and other data to show how a medical facility can fully utilize all of its healthcare applications.

Versus Technology is dedicated to the free-flowing exchange of its location information with other healthcare data. The Company's participation in MS-HUG's ActiveX? for Healthcare is essential to ensure a common platform exists for healthcare applications and systems. Hospitals are challenged with trying to coordinate communication between existing information systems to generate operating efficiency information that results in comprehensive patient care. ActiveX? for Healthcare provides this technological framework, enabling a medical facility to "plug" any application in with the assurance it will "play" within the existing system.

The annual MS-HUG conference showcases the latest products in healthcare information technology, a market estimated to grow to $20 billion in 2000 according to Merrill Lynch. Microsoft Healthcare Users Group is a non-profit organization that sets the standard for interoperability among healthcare technology applications and systems. Based in Ann Arbor, Mich., MS-HUG supports Microsoft ActiveX? technology for healthcare initiatives.

Versus Technology, Inc. (http://www.versustech.com) is a leading innovator in infrared locating technology, which offers real-time locating and two-way communication capabilities. The systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic and accurate registry of essential management and business processes, and can be used to monitor the precise location of personnel or equipment for health and safety purposes, to control access to secured areas and to automatically record events associated with these activities.

Safe Harbor Provision

This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

                                                                EXHIBIT 99 (d)

       Versus Technology enters a new frontier of healthcare service
  Versus unveils its new DataBand for patient tracking and automatic billing

TRAVERSE CITY, Michigan, November 16, 1998 - Versus Technology, Inc. (OTC BB: VSTI) announced that it plans to introduce a patient information device under the trademark DataBand. The device will communicate the patient's location and thus be able to aid in scheduling, billing, planning and security. "The U.S. market for the device is estimated at approximately a half a billion dollars annually," stated Gary Gaisser, president and CEO of Versus Technology, "and is based on Versus' proprietary technology." The DataBand patient information device will provide facility-wide location of patients and a wireless data and voice communication link for caregivers. Versus plans to integrate DataBand with existing hospital administrative systems to collect and transfer data on each individual patient. Versus expects to begin marketing of the DataBand product in the 2nd or 3rd quarters of 1999.

Versus Technology, the Traverse City, Michigan-based developer and manufacturer of proprietary infrared (IR) locating systems has been working toward the idea of facility-wide patient location and passive billing of equipment and service charges throughout the past year. "We overcame our final hurdle at the Microsoft Healthcare Users Group (MS-
HUG) show in October (1998) where our software successfully interoperated with participating software vendors such as HBOC, Millbrook, and Careflow via real-time ActiveX HL7 messaging," explained Henry J. Tenarvitz, executive vice-president of operations for Versus Technology. "The potential cost savings derived from an automatic scheduling and billing process are enormous and more importantly, the patient's safety is also enhanced," continued Tenarvitz.

"The development of this new inexpensive, disposable patient information wristband is the culmination of Versus' efforts to be on the leading
edge of healthcare information technology," stated Gaisser.   Versus
Technology said they have taken a standard patient ID wristband and inserted their proprietary infrared locating technology into the band. The DataBand patient information device identifies the precise, real-time location of patients, allowing designated patients to move freely throughout the hospital while maintaining a constant link with their caregivers. The optional mobile call button feature also offers voice communications capabilities, providing patients with immediate access to their caregivers.

Another major benefit of the DataBand product is its ability to collect data on the healthcare services and medical equipment utilized on behalf of the patient to provide accurate billing charges. The information recorded will be linked in real time to a facility's record keeping systems to accurately accrue a patient's use of medical staff, in-room services and equipment. "Versus Technology's network of resellers and our hospital customers are obviously excited about the potential for this new leading edge technology," Tenarvitz concluded. The DataBand product will make its debut at the Healthcare Information Management System Society show (HIMSS) in Atlanta, GA, February 22-25, 1999.

Versus Technology, Inc. (http://www.versustech.com) is an innovator in infrared locating technology, which offers real-time locating and two-way communication capabilities. Versus Technology's patented locating systems monitor the precise location of people and equipment using infrared light, similar to the technology employed in remote controls for television, and networks of infrared sensors installed throughout a facility. Small, lightweight badges worn by patients, personnel and attached to equipment transmit a code to the sensors to provide real-time location and other information. The systems, currently in application in hospitals, corporate facilities, government facilities and other complexes, locate patients, personnel or equipment for improved workflow and other purposes.

Safe Harbor Provision:

This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

                                                                EXHIBIT 99 (e)

                 VERSUS TECHNOLOGY REPORTS YEAR END RESULTS
                Record Revenues, More Than Double Prior Year

TRAVERSE CITY, Michigan, December 10, 1998 -- Versus Technology, Inc. (OTC BB:VSTI) announced it more than doubled its prior year revenues for the fourth quarter and fiscal year ended October 31, 1998. The Company also generated consistent increases in its top- and bottom-line results for the seventh consecutive quarter.

The Traverse City, Michigan-based developer and manufacturer of infrared (IR) location, data collection and communications products for healthcare and other markets recorded revenues of $3.2 million in fiscal 1998, an increase of 108 percent over revenues of $1.5 million posted in the prior fiscal year. In fiscal 1998, the Company narrowed its net loss to $1.4 million, or $0.04 per share, compared to $2.6 million, or $0.07 per share, in fiscal 1997.

Versus attributed the significant growth in revenues to increased acceptance and demand for its locating information technology in the healthcare market. The Company also said its expanded base of healthcare resellers contributed to the top-line growth.

"We made significant strides in fiscal 1998, a critical year for Versus," said Gary Gaisser, Versus Technology president and chief executive officer. "We expanded our sales and marketing efforts, increased our channels of distribution by adding two resellers, one national and one international, and expanded the capabilities of our locating technology. All of these initiatives enabled us to further penetrate the healthcare market."

In the fourth quarter of fiscal 1998, Versus reported best-ever revenues of $1.1 million, which is more than double the $532,000 generated in revenues in the same period of fiscal 1997. The Company recorded a net loss of $155,000, or $0.01 per share, compared with a net loss of $566,000, or $0.02 per share, in the fiscal 1997 period.

"Since we began focusing on the healthcare market in 1996, we have consistently raised our revenues and improved our financial results," said Gaisser. "We experienced a strong fourth quarter that built on an already solid year and at year end we have a backlog of $1.2 million, which is nearly double the $700,000 posted at the end of fiscal 1997."

For fiscal 1998, Versus Technology's gross profit as a percentage of revenues increased to 54.1 percent, compared with 21.9 percent in the prior year. Versus attributed the margin improvements to its significant growth in revenues and its ability to control its costs relative to these gains.

Versus Technology's total operating expenses declined as a percentage of sales in fiscal 1998, which is partially attributable to reduced research and development expenses from the prior fiscal year. The Company also experienced an 8 percent increase in selling, general and administrative (SG&A) expenses.
Total 1998 operating expenses below the gross margin line increased 3 percent over fiscal 1997 levels.

"The financial results highlight only a part of the story of what we did in the 1998 fiscal year," said Gaisser. "The other side of the story is what we have done to position Versus for continued growth in the healthcare information services industry, a market estimated to grow to $20 billion in the year 2000. We strengthened and expanded our locating technology, making it a critical component in the overall information system throughout an entire medical facility, even those organizations with multiple facilities with multiple sites. We have also proven our technology's ability to integrate location information with other data from other healthcare information providers."

Versus introduced radio frequency (RF) to the precise location capabilities of the Company's infrared technology at Microsoft's Healthcare Users Group's trade show in October 1998. The new IR/RF locating badge provides a supervisory signal, enabling healthcare providers to maintain constant contact with everyone and everything in a facility at all times. During this show, Versus joined seven other leading healthcare information providers in a live demonstration of how patient registration, scheduling and Versus' location information can work together to improve the efficiency of a hospital or chain of hospitals.

Versus Technology's infrared locating systems are currently used in a variety of installations throughout North America, including Cedars-Sinai Medical Center in Los Angeles, Baylor University Medical Center in Dallas, VA Medical Center in Ann Arbor, Mich. and Los Alamos National Laboratories, a high security government facility in New Mexico.

Versus's proprietary IR location systems are sold through an expanding network of resellers including Cleocom, Inc., Dukane Corporation, Marquette Medical Systems (a division of GE Medical), Rauland-Borg Corporation and Zettler Systems, Inc., which market the products within their existing monitoring and nurse call registry systems.

Versus Technology, Inc. (http://www.versustech.com) is an innovator in infrared locating technology, which offers real-time locating and two-way communication capabilities. Versus Technology's patented locating systems monitor the precise location of people and equipment using infrared light, similar to the technology employed in remote controls for television, and networks of infrared sensors installed throughout a facility. Small, lightweight badges worn by patients, personnel and attached to equipment transmit a code to the sensors to provide real-time location and other information. The systems, currently in application in hospitals, corporate facilities, government facilities and other complexes, locate patients, personnel or equipment for improved workflow and other purposes.

Safe Harbor Provision:

This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

                                                                EXHIBIT 99 (f)

                    VERSUS TECHNOLOGY ANNOUNCES NEW
                  VICE PRESIDENT OF SALES AND MARKETING

TRAVERSE CITY, Mich., Jan. 12, 1999 -- Versus Technology, Inc. (OTC BB:
VSTI) announced Richard J. Salzer joined the firm, in a newly created position, as executive vice president of sales and marketing.

The Traverse City, Michigan-based developer and manufacturer of infrared
(IR) location, data collection and communications products for healthcare and other markets said Salzer's primary responsibilities will be to create and implement marketing plans to further penetrate the healthcare information services industry. In addition, Salzer will direct the sales and marketing staff on working with its healthcare resellers, Versus' primary channel distribution.

"Rick brings to Versus more than 17 years of sales, marketing, and executive management experience in healthcare manufacturing, distribution, and consulting services," said Gary Gaisser, president and CEO of Versus Technology. "Rick's thorough knowledge of the healthcare industry and his experience working with healthcare providers will complement our already aggressive marketing strategies."

"I am looking forward to this new opportunity," said Salzer. "Versus has impressive, patented technology that can provide tremendous benefits to healthcare providers. The market for this technology is estimated to
be approximately a billion dollars.   With our established product lines
and our soon to be released patient information device, DataBand, we are in a tremendous position to grow and provide value to our customers and our shareholders."

"My job will be to work with our team to implement our sales and marketing plans and to deliver positive results," continued Salzer.

Salzer, 40, comes to Versus Technology from Allegiance Healthcare, an Illinois based healthcare manufacturer, distributor and provider of cost reduction and productivity strategies for hospitals and health systems. He first served as vice president of cost management services and then as vice president of sales and marketing for Allegiance's consulting and services group. During Salzer's tenure as sales leader for Allegiance's Cost Management Services business, sales increased more than 300% per year for three years.

Prior to Allegiance Healthcare, Salzer spent more than 14 years at American Hospital Supply and Baxter Healthcare serving most recently as vice president of corporate marketing. Salzer earned a bachelor's degree in business administration from the University of Illinois and a master's degree in management from the Kellogg Graduate School of Management at Northwestern University.

Versus Technology, Inc. (http://www.versustech.com) is an innovator in infrared locating technology, which offers real-time locating and two-way communication capabilities. Versus Technology's patented locating systems monitor the precise location of people and equipment using infrared light, similar to the technology employed in remote controls for television, and networks of infrared sensors installed throughout a facility. Small, lightweight badges worn by patients, personnel and attached to equipment transmit a code to the sensors to provide real-time location and other information. The systems, currently in application in hospitals, corporate facilities, government facilities and other complexes, locate patients, personnel or equipment for improved workflow and other purposes.

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