Form 10QSB
period 1999-01-31
VERSUS TECHNOLOGY INC
filed 1999-03-17
CIK 842638

<PAGE1>

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                             FORM 10-QSB

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended January 31, 1999

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrants required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes ( X )   No ( )

As of March 11, 1999 the issuer had outstanding 38,507,575 shares of common stock, par value $.01 per share.

Transitional small business disclosure format:    Yes (   ) No ( X )




















<PAGE2>

                       VERSUS TECHNOLOGY, INC.

                        Index to Form 10-QSB

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

       Consolidated Balance Sheets as of January 31, 1999 (Unaudited) and October 31, 1998

       Consolidated Statements of Operations for the three months
       Ended January 31, 1999 and 1998(Unaudited)

       Consolidated Statements of Cash Flows for the three months ended January 31, 1999 and 1998(Unaudited)

       Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations

PART II OTHER INFORMATION

Item 1  Legal Proceedings

Item 2  Changes in Securities and Use of Proceeds

Item 5  Other Information

Item 6  Exhibits and Reports on Form 8-K

        Signatures

























<PAGE3>
                       VERSUS TECHNOLOGY, INC.
                     Consolidated Balance Sheets
                             (Unaudited)
================================================================
                                    January 31,     October 31,
                                       1999            1998
                                   -------------   -------------
ASSETS

      Current Assets

Cash and cash equivalents          $    459,000    $    698,000

Accounts receivable, net of
   allowance for doubtful accounts
   of $64,000 and $60,000               508,000         517,000

Inventories - purchased parts and
   assemblies                           194,000         155,000

Prepaid expenses and other current
   assets                                60,000          64,000
                                   -------------   -------------
Total Current Assets                  1,221,000       1,434,000
                                   -------------   -------------
Property and Equipment, net of
   accumulated depreciation of
   $195,000 and $173,000                217,000         237,000

Software Development Costs net of
   accumulated amortization of
   $181,000 and $163,000                419,000         437,000

Goodwill, net of accumulated
   amortization of $377,000 and
   $338,000                           1,962,000       2,001,000

Patents and Other Intangible
   assets, net of accumulated
   amortization of $609,000 and
   $556,000                           1,381,000       1,434,000
                                   -------------   -------------
                                   $  5,200,000    $  5,543,000
                                   =============   =============

     See accompanying notes to consolidated financial statements.













<PAGE4>
                       VERSUS TECHNOLOGY, INC.
                     Consolidated Balance Sheets
                             (Unaudited)
================================================================
                                    January 31,     October 31,
                                       1999            1998
                                   -------------   -------------

LIABILITIES AND SHAREHOLDERS'
EQUITY

Current Liabilities

Accounts payable                   $    366,000   $    453,000

Accrued expenses                         78,000        119,000

Deferred revenue-customer
   advance payments                       8,000         25,000

Note payable                             50,000         80,000
                                   -------------  -------------
Total Liabilities                       502,000        677,000
                                   -------------  -------------
Shareholders' Equity

Common stock, $.01 par value;
   75,000,000 and 50,000,000
   shares authorized; 38,507,575
   and 38,362,700 shares issued
   and outstanding                      385,000        384,000

Additional paid-in capital           33,311,000     33,249,000

Accumulated deficit                 (28,808,000)   (28,577,000)

Unearned compensation               (   190,000)   (   190,000)
                                   -------------  -------------
Total Shareholders' Equity         $  4,698,000   $  4,866,000
                                   -------------  -------------
                                   $  5,200,000   $  5,543,000
                                   =============  =============

     See accompanying notes to consolidated financial statements.















<PAGE5>

                       VERSUS TECHNOLOGY, INC.
                Consolidated StatementS of Operations
                             (Unaudited)
===============================================================
                                        Three Months Ended
                                    January 31,     January 31,
                                       1999            1998
                                   -------------   -------------

Revenues                           $    924,000    $    598,000

Operating Expenses
   Cost of revenues                     314,000         339,000
   Research and development             143,000         105,000
   Sales and marketing                  305,000         284,000
   General and administrative           399,000         448,000
                                   -------------   -------------
                                      1,161,000       1,176,000
                                   -------------   -------------
Loss From Operations                (   237,000)   (    578,000)

Other Income
   Interest income                        6,000          21,000
                                   -------------   -------------
Net Loss                           $(   231,000)   $(   557,000)
                                   =============   =============
Basic and Diluted Net Loss
   Per Share                       $(       .01)   $(       .01)
                                   =============   =============

     See accompanying notes to consolidated financial statements.



























<PAGE6>
                       VERSUS TECHNOLOGY, INC.
                 Consolidated Statements of Cash Flow
                             (Unaudited)
================================================================
                                        Three Months Ended
                                    January 31,     January 31,
                                       1999            1998
                                   -------------   -------------
Operating activities:
   Net Loss                        $(   231,000)   $(   557,000)
   Adjustments to reconcile
      net loss to net cash used
      in operating activities:
      Depreciation and
         amortization                   132,000         119,000
      Amortization of unearned
         compensation                    32,000          24,000
      Director Compensation              30,000            -
   Changes in operating assets
      and liabilities:
      Accounts receivable                 9,000         156,000
      Inventories                   (    39,000)         10,000
      Prepaid expenses and other
         current assets                   4,000          41,000
      Accounts payable and other
      Liabilities                   (    87,000)    (   220,000)
      Accrued expenses              (    41,000)        181,000
      Deferred revenues -
         customer advance payments  (    17,000)    (   159,000)
                                   -------------   -------------
Net cash used in operating
   activities                       (   208,000)    (   405,000)
                                   -------------   -------------

Investing activities:
   Changes in note receivable              -              1,000
   Additions to property and
      equipment                     (     2,000)    (    10,000)
                                   -------------   -------------
Net cash used in investing
   activities                       (     2,000)    (     9,000)
                                   -------------   -------------

     See accompanying notes to consolidated financial statements.















<PAGE7>

Financing activities:
   Payments on note payable         (    30,000)    (    36,000)
   Issuance of Common Stock               1,000           1,000
                                   -------------   -------------
Net cash used in financing
   activities                       (    29,000)    (    35,000)
                                   -------------   -------------
Net increase (decrease) in cash
   and cash equivalents             (   239,000)    (   449,000)
Cash and cash equivalents,
   beginning of period                  698,000       1,871,000
                                   -------------   -------------
Cash and cash equivalents,
   end of period                   $    459,000    $  1,422,000
                                   =============   =============

During the first quarter of fiscal 1999:

Versus issued additional non-vested Employee Incentive Restricted Stock and repurchased similar stock from terminated employees, all at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. Unearned compensation of $44,000 was recorded for the stock issued and unearned compensation of $12,000 related to the repurchased shares was cancelled.

     See accompanying notes to consolidated financial statements.
































<PAGE8>
               VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements
                    January 31, 1999 (Unaudited)

Note 1  Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto of Versus Technology, Inc. and subsidiary (Versus) contained in the Annual Report on Form 10KSB for the fiscal year ended October 31, 1998, as filed with the Securities and Exchange Commission. The October 31, 1998 balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles as found in Versus' Annual Report on Form 10-KSB referenced above.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of January 31, 1999, the results of operations for the three months ended January 31, 1999 and 1998 and cash flows for the three months ended January 31, 1999 and 1998. The results of operations for the three months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2  Principles of Consolidation

The consolidated financial statements include the accounts of Versus and Olmsted Engineering Co., its wholly owned subsidiary. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Note 3 Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding, excluding contingently issuable shares (such as the Company's outstanding restricted stock bonus plan shares). Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effects of outstanding options, warrants, convertible securities and contingently issuable shares. We have not included the effects of outstanding options, warrants, and contingently issuable shares in













<PAGE9>

the calculation of diluted earnings per share because they are anti-dilutive. The resulting weighted average number of shares outstanding for the three months ended January 31, 1999 and 1998 are 38,362,700 and 38,338,350, respectively, for both basic and diluted earnings per share computations.

Note 4  New Accounting Standards Not Yet Adopted

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which Supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for annual financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. SFAS No. 131 is not applicable to interim financial statements in the initial year of application but requires quarterly comparative information beginning in the second year. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

Note 5  Acquisition of Intellectual Property

As of January 31, 1997, Versus and Precision Tracking FM, Inc. ("PTFM") signed an Agreement ("License Agreement") for Versus to become the exclusive licensee of PTFM's patents and other intellectual property rights related to infrared locating technology for ten years, and nonexclusive thereafter. PTFM had previously been a supplier of infrared components to Versus.

Concurrent with executing the License Agreement, a short-term (one-year) Engineering and License Agreement (Engineering Agreement) was entered into by the parties to assist Versus in the technology transfer and to support Versus in use and development of the technology.














<PAGE10>

Under the Engineering Agreement, which ran through January 31, 1998, Versus was required to reimburse PTFM for expenses incurred in providing the services covered by the agreement. As of January 31, 1998 the Consolidated Financial Statements included $88,000 in accrued amounts payable on this contract. Of this amount, $36,000 was paid in March 1998 and the balance was paid in November 1998.

Note 6  Contingencies

Litigation

A suit was filed in November 1996, and a nearly identical suit was filed in January 1997, against the Company alleging that the Company allowed certain warrants to expire which the plaintiffs held and that the plaintiffs were damaged by the warrants' expiration. The plaintiffs also alleged that the Company breached the warrant agreement pursuant to which the warrants were issued to the plaintiffs and claimed that the sale by the Company of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the warrant agreement. Plaintiffs further alleged their claims were substantially identical to the claims made by a plaintiff in prior litigation where a judgment of $195,000 was entered against the Company and upheld on appeal, which involved only 300,000 of the 2,233,800 Class A warrants at issue. Apparently, the plaintiffs in this action believed the Company had a liability for each of the remaining warrants identical to the per warrant liability the Company had for the 300,000 warrants relating to the prior litigation. The court consolidated the two cases. The Company disputed the material allegations of the complaints and filed a motion to dismiss them. On March 5, 1999 the court granted the Company's motion and entered an order dismissing the plaintiffs' complaints, subject to plaintiffs' right to appeal.

Note 7  Shareholders' Equity

Authorized Common and Preferred Shares

On November 2, 1998, Versus filed a Certificate of Amendment of
Certificate of Incorporation with the State of Delaware increasing its authorized common stock from 50,000,000 to 75,000,000 shares and creating 15,000,000 shares of authorized preferred stock. To date, no preferred shares have been issued.
















<PAGE11>

Stock Options

Versus' 1996 Employee Incentive Stock Option Plan grants key employees options to purchase shares of common stock. During the three months ended January 31, 1999, Versus granted options to certain employees to purchase 500,000 shares at an exercise price of $0.401 per share.

During the same period, Versus granted a nonqualified option to a key employee to purchase 175,000 shares at an exercise price of $0.41 per share.

Restricted Stock Bonus Plan

During the three months ended January 31, 1999 Versus issued an additional 152,950 and re-purchased 8,075 shares of Versus common stock issued pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the three months ended January 31, 1999 amounted to $32,000.

Note 8  Related Party Transactions

Versus and Olmsted its wholly owned subsidiary, lease their principal operating premises from an entity which is beneficially owned by the Company's President. Versus and Olmsted have entered into separate five-year lease agreements calling for aggregate annual rents of $111,000, increasing 4% annually after the first year.
Versus and Olmsted have made combined nonrefundable contributions to leasehold improvements amounting to $130,000, in accordance with terms of the lease agreements. Rent expense for the three months ended January 31, 1999 and 1998 amounted to $30,000 and $29,000 respectively.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Versus Technology, Inc. ("Versus") and its wholly owned subsidiary, Olmsted Engineering Co. ("Olmsted"), operate in two business segments: data collection and processing and systems design and engineering.
All operations are located in one facility in Traverse City, Michigan.

















<PAGE12>

Infrared locating ("IR Locating") systems are the primary product of Versus. The systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic and accurate registry of location and other business information. The system can be used to monitor the precise location of personnel or equipment for health and safety purposes, to control access to secure areas and to automatically record events associated with those activities. The system consists of compact badges, sensors, receivers and a central processing computer. Badges can be attached to people and equipment. Each badge transmits a unique identifying code, which is received and validated by sensors located in each room or zone. The signals are sent to the central processing computer which locates each badge, determines its status (i.e.: condition, environment, etc.) and provides users with a graphical display of people and equipment locations on an ordinary computer monitor. The entire system is based on Versus' patented proprietary technology involving the transmission and reception of infrared light for use in locating multiple subjects in several areas.

Versus' primary method of distribution of the IR product is through resellers who install the product. Although Versus also sells directly to end users, reseller sales are expected to contribute the majority of Versus' future IR revenues. Currently, the healthcare market is primarily targeted for penetration due to the technology's initial success there and the existing interest that has developed. In addition to the healthcare market, other applications include high security facilities (military, governmental, etc.), correctional institutions (prisons, guard security, etc.) and commercial security (visitor locating, institutional access control, etc.).

Under the Olmsted name, Versus sells and maintains the ACU-CARV(R) product line, which consists of a wide range of manufacturing solutions including software, hardware, support and shop floor communications networks. ACU-CARV(R) is an integrated family of Computer Aided Manufacturing ("CAM") software programs used to operate computer numerically controlled machines mainly in the mold, die, and pattern making industries. In addition to revenues from the sale of ACU-CARV(R) products, Versus also receives monthly maintenance and enhancement fees from its customers who, in turn, receive technical support and periodic update releases. Versus also develops, markets and integrates cellular products for the security industry.

During the first quarter of fiscal 1999, Versus continued the roll















<PAGE13>

out of its product improvements developed in 1998. In October 1998, Versus had demonstrated its system's interoperability at the MS-HUG show and simultaneously announced the launch of its combined IR/RF (Radio Frequency) badge. In November, Versus announced its disposable IR/RF DataBand(TM). This water resistant, disposable and inexpensive badge was developed in response to healthcare industry requests for an economical badge and will add considerable efficiency to the procedures for collecting patient information, billing patient charges and for providing patient location status.

In January 1999, Versus hired an experienced Executive Vice President of Sales and Marketing to direct its total sales and marketing efforts and oversee the scheduled product launches.

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the first quarter of 1999, with comparisons to the first quarter of 1998 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Results of Operations

Three Months Ended January 31, 1999 and 1998:

First quarter 1999 revenues were $924,000 or 55% higher than the first quarter 1998 level of $598,000. Infrared revenues of $767,000 were 105% above the same period 1998 level of $374,000 and equal 33% of the total IR revenues for the entire 1998 fiscal year. CAD/CAM sales were $157,000 or 30% below the $224,000 revenues generated for the same three-month period in 1998. The largest decrease occurred in third party sales.

Cost of revenues as a percentage of revenues in the first quarter of 1999 decreased to 34% from 57% for the same quarter in 1998. This decrease is attributable to the increased revenue levels, lower IR component manufacturing costs and the IR sales mix.

Research and development expenses were 36% higher ($143,000 in 1999 compared to $105,000 in 1998) than the three months ended January 31, 1998. The major portion of these expenditures was on development of the DataBand(TM) in anticipation of its launch in February 1999.

Sales and marketing expenses for the first quarter of 1999 increased













<PAGE14>

to $305,000 or 7% higher than the $284,000 expended during the three months ended January 31, 1998. 1999 expenses include $29,000 in professional fees for recruiting the Executive Vice President of Sales and Marketing.

General and administrative expenses of $399,000 were 11% below the $448,000 level for the three months ended January 31, 1998. Lower professional fees were partially offset by higher director and shareholder expenses. Fiscal 1999 director expenses increased due to an additional board member (four in 1999 compared to three in 1998). Higher shareholders' expenses are the result of retaining outside consultants to aid in our investor relations program.

In the first quarter of 1999, other income, net decreased $15,000, or 29%, from 1998 levels due primarily to the decrease in interest earned on lower cash levels.

Liquidity and Capital Resources

As of January 31, 1999 cash on hand was $459,000. During the three months ended January 31, 1999, we relied on cash proceeds generated from a private placement of its common stock in August 1996 which generated net proceeds of approximately $5.2 million. The total decrease in cash was $239,000 compared to $449,000 in the same period in 1998.

Operating activities (including working capital) consumed $208,000 in cash in the first quarter of 1999 compared to $405,000 in the same period in 1998. Increased sales volumes and improved gross margins were the primary reasons for the improvement. We invested $2,000 in capital assets during the first quarter of 1999 compared to $10,000 in the prior year.

During the first quarter of 1999 $30,000 of the note payable was retired compared to $36,000 in 1998. The note is expected to be satisfied by the year-end.

Although management believes base operating activities are self-funding, we are seeking additional funding to accommodate the anticipated launch of new products. In connection therewith, we are considering proposed funding from various sources. The proceeds of additional funding will be used for working capital and the DataBand(TM) product launch. In the event that we are unable to obtain additional funding on a timely basis, we may be required to scale back or eliminate certain development, manufacturing or













<PAGE15>

marketing programs that we would otherwise seek to carry out.

Management believes the combination of cash balances remaining from the 1996 private placement and the cash expected to be generated during fiscal 1999 from operations, combined with the anticipated funding, will be sufficient to meet projected cash needs for operations and new product developments over the next nine months.

Year 2000 Readiness Disclosure

Versus has conducted a comprehensive review of its internal computer systems and its products to identify the systems that could be affected by the Y2K issue and has identified no problem areas. Versus believes there are no material problems, if any, in its infrastructure and facilities but will continue to assess embedded systems contained in Versus' facilities and other infrastructure to determine the potential for Y2K problems. Versus presently believes that, with no modifications to existing software, the Y2K issue will not pose any operational problems for Versus' software products, its computer systems or those of its customers relating to the use of its products.

Versus has not contacted nor received any assurances from vendors, suppliers or customers as to their state of readiness for Y2K. Versus believes that current material vendors and suppliers will become Y2K compliant or that qualified replacement vendors and suppliers can be easily located. Versus is not currently aware of any Y2K issues facing its major customers. Management has not fully evaluated the impact, if any, Y2K problems of its major customers may have on Versus' future operational results or financial condition.

Versus' components and software products contain no embedded elements that are date driven. Versus believes it will be able to correct any Y2K issues that may arise with little expense involved. At this time, the reasonably likely worst case scenario would be that one of our vendors would encounter difficulties in production rendering it unable to meet delivery schedules. Versus may consider increasing inventories towards the end of 1999 to lessen the possible impact of such an occurrence.

Because no problems have been identified to date, Versus has not found it necessary to expend any cash resources on the Y2K issue. No estimate of the potential costs can be made until a full evaluation of possible third party issues, if any, has been made.















<PAGE16>

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

PART II  OTHER INFORMATION

Item 1  Legal Proceedings

The following is a summary of the material litigation in which Versus is currently engaged:

          Theodore London, et al v. Versus Technology, Inc.
          -------------------------------------------------
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
          ----------------------------------------------
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













<PAGE17>

A suit was filed in November 1996, and a nearly identical suit was filed in January 1997, against Versus alleging that Versus allowed certain warrants to expire which the plaintiffs held and that the plaintiffs were damaged by the warrants' expiration. The plaintiffs also alleged that Versus breached the warrant agreement pursuant to which the warrants were issued to the plaintiffs and claimed that the sale by Versus of restricted stock in late 1993 required a downward adjustment of the exercise price of the warrants under the warrant agreement. Plaintiffs further alleged their claims were substantially identical to the claims made by a plaintiff in prior litigation where a judgment of $195,000 was entered against Versus and upheld on appeal, which involved only 300,000 of the 2,233,800 Class A warrants at issue. Apparently, the plaintiffs in this action believed Versus had a liability for each of the remaining warrants identical to the per warrant liability Versus was found to have for the 300,000 warrants relating to the prior litigation. The court consolidated the two cases. Versus disputed the material allegations of the complaints and filed a motion to dismiss them. On March 5, 1999 the court granted Versus' motion and entered an order dismissing the plaintiffs' complaints, subject to plaintiffs' right to appeal.

Item 2 Changes in Securities and Use of Proceeds

(c) On December 4, 1998, the Board of Directors approved the sale of 152,950 shares of Versus common stock to 31 employees under the 1996 Incentive Restricted Stock Bonus Plan (the "Plan") at a price of
$.01 per share. Under the Plan, if, on or before three years from the date the shares were issued, the employment of the employee by Versus terminates, the employee must resell all or a percentage of the shares transferred to Versus for $0.01 per share. These sales were made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

On December 4, 1998, the Board of Directors awarded incentive
Stock options to purchase 500,000 shares of Versus' common stock to three officers under the 1996 Employee Incentive Stock Option Plan. The options vest over a five-year period and are exercisable for ten years from the date of the grant at $0.401 per share, which was the then current fair market value. These awards were made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering. These options were granted to the following officers:















<PAGE18>

Andrea Beadle    Corporate Secretary         100,000 shares
Robert Butler    Chief Accounting Officer    150,000 shares
Henry Tenarvitz  Executive Vice President    250,000 shares

On January 4, 1999, the Board of Directors granted a nonqualified stock option to purchase 175,000 shares of Versus' common stock to its Executive Vice President of Sales and Marketing. The options vest over a five-year period and are exercisable for 10 years from the date of the grant at $0.410 per share, which was the then current fair market value. This award was made pursuant to the exemption afforded by section 4(2) - Transactions by an issuer not involving a public offering.

Item 5 Other Information

On January 27, 1999 Versus filed a preliminary Proxy Statement. Proposal two of that Proxy indicated the Board of Directors unanimously approved, and recommends that shareholders approve an amendment to the Certificate of Incorporation to effect a one-for ten reverse split of the capital stock. Management intends to seek listing of the Common Stock on the NASDAQ system as a Small Cap security after Shareholder approval of the Reverse Split.

Item 6 Exhibits and Reports on Form 8-K

     Exhibit 27 - Financial Data Schedule

There were no reports on Form 8-K during the three months ended
January 31, 1999.





























<PAGE19>

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


Dated:  March 17, 1999