Form 10KSB/A
period 1998-10-31
VERSUS TECHNOLOGY INC
filed 1999-06-14
CIK 842638

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-KSB/A

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

                  Issuer's telephone number: (231) 946-5868

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

                               Index to Form 10-KSB/A
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



      Customer                 Needs                  Solution
-------------------- ------------------------- --------------------
Manufacturing        Just-in-time parts        Equipment tags on
Facilities           delivery to a production  product and spare
                     line, product inventory   parts tracked by the
                     and major spare parts     locating system.
                     location.
Office Complexes     Billing accuracy and      File tags, personnel
                     completeness and staff    badges and the locating
                     tracking and telephone    system with intercom and
                     call transfer.            PhoneVision options.

Government           Staff and visitor track-  Personnel badges and the
Buildings            ing and access control.   locating system with
                                               intercom, PhoneVison
                                               and door lock options.

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

Fiscal Quarter
    Ended:                         1998                    1997
                         --------------------    ----------------------
                            High         Low      High            Low
                            ----         ---      ----            ---
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

The following table sets forth selected financial data for the Company for the past two fiscal years:

(in thousands except per share amounts)

Year Ended October 31,                 1998                 1997
------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                              $3,167               $1,524
Net loss                              (1,435)              (2,610)
Basic and diluted net loss
per common share                        (.04)                (.07)

Weighted average number of
common shares outstanding             38,026               37,496

BALANCE SHEET DATA:

Working capital                         $757               $1,655
Total assets                           5,543                7,175
Total liabilities                        677                1,029
Shareholders' equity                   4,866                6,146

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




/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
December 1, 1998

                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                            Consolidated Balance Sheets
                             October 31, 1998 and 1997

==============================================================================

                                                            October 31,
                                                        1998         1997
                                                   ---------------------------
Assets

Current Assets
   Cash and cash equivalents                       $   698,000    $ 1,871,000
   Accounts receivable (net of allowance for
      doubtful accounts of $60,000 and $73,000)        517,000        446,000
   Inventories - purchased parts and assemblies        155,000        171,000
   Prepaid expenses and other assets                    64,000        113,000
                                                   ---------------------------
Total Current Assets                                 1,434,000      2,601,000

Property and Equipment
   Machinery, equipment and vehicles                   231,000        202,000
   Furniture and fixtures                               49,000         49,000
   Leasehold improvements                              130,000        121,000
                                                   ---------------------------
                                                       410,000        372,000
   Less accumulated depreciation                       173,000         89,000
                                                   ---------------------------
Net Property and Equipment                             237,000        283,000

Software Development Costs, net of accumulated
   amortization of $163,000 and $87,000                437,000        513,000

Goodwill, net of accumulated amortization of
   $338,000 and $182,000                             2,001,000      2,157,000

Patents and Other Intangible Assets, net of
   accumulated amortization of $556,000 and
   $344,000 (Notes 2 and 3)                          1,434,000      1,621,000
                                                   ---------------------------
                                                   $ 5,543,000    $ 7,175,000
                                                   ===========================
















==============================================================================



                                                            October 31,
                                                         1998         1997
                                                   ---------------------------
Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                $   453,000    $   308,000
   Accrued expenses                                    119,000        159,000
   Deferred revenue - customer advance payments         25,000        356,000
   Note payable, current portion (Note 3)               80,000        123,000
                                                   ---------------------------
Total Current Liabilities                              677,000        946,000

Note Payable, less current portion (Note 3)               -            83,000
                                                   ---------------------------
Total Liabilities                                      677,000      1,029,000

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

                    VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                Consolidated Statements of Shareholders' Equity
                 For the years ended October 31, 1998 and 1997

==============================================================================




                                               Additional
Unearned
                                                Paid-in    Accumulated
Compensation
                          Shares     Amount     Capital        Deficit
(Note 6)     Total
                        --------------------------------------------------------
------------------
Balance, November 1,    36,543,573  $366,000  $31,910,000  $(24,532,000)  $(223,000)  $ 7,521,000
   1996
Shares issued for
  license of patents
  and other
  intellectual
  property (Note 2)      1,600,000    16,000      984,000          -           -      1,000,000
Net shares issued
  (repurchased) for
  restricted stock
  bonus plan (Note 6)       (6,994)     -          (7,000)         -          7,000          -
Earned compensation
  relating to
  restricted stock
  bonus plan (Note 6)         -         -            -             -         47,000        47,000
Directors' compensation
  (Note 6)                 135,000     1,000      187,000          -           -          188,000
Net loss                      -         -            -       (2,610,000)       -       (2,610,000)
                        --------------------------------------------------------------------------
Balance, October 31,
  1997                  38,271,579   383,000   33,074,000   (27,142,000)   (169,000)    6,146,000
Net shares issued for
  restricted stock
  bonus plan (Note 6)       91,121     1,000       93,000          -        (93,000)        1,000
Earned compensation
  relating to
  restricted stock
  bonus plan (Note 6)        -         -             -             -         72,000        72,000
Directors' compensation
  (Note 6)                    -         -           82,000         -           -           82,000
Net loss                      -         -             -      (1,435,000)       -       (1,435,000)
                        --------------------------------------------------------------------------
Balance, October 31,
  1998                  38,362,700  $384,000  $33,249,000  $(28,577,000  $ (190,000)  $ 4,866,000
                        --------------------------------------------------------------------------

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

The following summarizes information regarding options outstanding at October 31, 1998 under the 1996 Employee Incentive Stock Option Plan and Director option agreements:

                                                     Weighted
                                                      Average  Weighted
                          Range of       Number     Remaining   Average
                          Exercise  Outstanding   Contractual  Exercise
                            Prices  at 10/31/98  Term (Years)     Price
                        -----------------------------------------------
1996 Employee Incentive
   Incentive Stock      $.21-$.375  1,014,625         7.6       $0.373
   Option Plan               $.629    403,605         9.5       $0.629
                                    ---------
                                    1,418,230
                                    =========
Director options        $.50-$.515   528,000             4.6     $0.509
                            $1.031   100,000             4.0     $1.031
                                    ---------
                                     628,000
                                    =========

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

Net sales, operating income (loss), identifiable assets, capital expenditures and depreciation and amortization pertaining to the business segments, as of and for the years ended October 31, 1998 and 1997, are presented below:

                                           1998               1997
                                      -------------------------------
Net Sales
     Data collection and processing   $  2,341,000      $    644,000
     Systems design and engineering        826,000           880,000
                                      -------------------------------
                                      $  3,167,000      $  1,524,000
                                      ===============================
Operating Loss
Data collection and processing        $   (721,000)     $ (1,631,000)
     Systems design and engineering       (437,000)         (842,000)
                                      -------------------------------
Total operating loss                    (1,158,000)       (2,473,000)
General corporate expenses                (330,000)         (290,000)
Interest income, net                        52,000           145,000
Other income, net                            1,000             8,000
                                      -------------------------------
Net loss                              $ (1,435,000)     $ (2,610,000)
                                      ===============================

Identifiable Assets
      Data collection and processing  $  4,124,000      $  4,418,000
      Systems design and engineering       695,000           785,000
      Corporate                            724,000         1,972,000
                                      ------------------------------
                                      $  5,543,000      $  7,175,000
                                      ==============================

                                             1998            1997
                                      ------------------------------

Capital Expenditures
     Data collection and processing   $     38,000      $    102,000
     Systems design and engineering           -                 -
                                      ------------------------------
                                      $     38,000      $    102,000
                                      ==============================

Depreciation and Amortization
     Data collection and processing   $    423,000      $    372,000
     Systems design and engineering        105,000           105,000
                                      ------------------------------
                                      $    528,000      $    477,000
                                      ==============================

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

intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the
Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares.  The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the
Corporation at its principal executive offices, attention of the
Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares.  Such written notice shall:
(a)	state the election to exercise the Option and the number of
shares in respect of which it is being exercised;
(b)	be accompanied by a tender of payment of the purchase price
therefor, and
(c)	be signed by the person or persons so exercising the Option
and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by
appropriate proof of the right of such person or persons to
exercise the Option.
	As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons. Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference.  All shares issued as provided herein
will be fully paid and non-assessable.   The Director shall not have any
of the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11. Availability of Shares. The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
12. Fair Market Value. As used herein, the "fair market value" of a share of common stock shall be the average of the bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape on the trading day immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board in good faith shall determine.
13. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.
	IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the Director has hereunder set his hand, all as of the day and year first above written.
						VERSUS TECHNOLOGY, INC.

       ATTEST:                      By:-----------------------------
                                    Gary T. Gaisser, President
----------------------------
Andrea Beadle, Corporate Secretary

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

						      -----------------------------------
					            Samuel Davis, Director

                                                         Exhibit 10 (d)

                   AMENDED AND RESTATED MARKETING AGREEMENT




AMENDED AND RESTATED MARKETING AGREEMENT


	This Amended and Restated Marketing Agreement (hereinafter the "Agreement") is entered into effective as of May 6, 1998 between Versus Technology, Inc., with principal offices at 2600 Miller
Creek Dr., Traverse City, MI  49684 (hereinafter "Versus") and
Marquette Medical Systems, Inc., with principal offices at 8200 West Tower Avenue, Milwaukee, WI 53223 (hereinafter "Marquette").

RECITALS
A. The parties to this Amended and Restated Marketing Agreement were parties to a document entitled "Exclusive Marketing Agreement," dated effective as of June 30, 1996 (hereinafter "the Previous Agreement"). Differences of opinion have arisen concerning the parties' respective rights and obligations under the Previous Agreement. The parties now wish to amicably resolve such differences in accordance with the terms and conditions of this Amended and Restated Marketing Agreement.

B. It is the intent of the parties that at such time as Marquette has performed its obligations under this Amended and Restated Marketing Agreement, or if Versus shall be in substantial breach of any of its material obligations under this Amended and Restated Marketing Agreement, any and all claims by Versus related to the Previous Agreement (except for any already outstanding and unpaid invoices for goods delivered or services rendered prior to May 6, 1998) shall be conclusively deemed to have been fully satisfied, discharged, forever barred, and released. It is the further understanding of the parties, however, that nothing in this Amended and Restated Marketing Agreement, or the fact of its having been made in the first place, shall be construed to mean or imply that either party did or did not have a cognizable legal claim against the other under or in connection with the Previous Agreement. The parties are effectuating an accord and satisfaction of a disputed claim, and the making of such accord shall be without prejudice to the respective positions of either party concerning obligations, or the lack thereof, under the Previous Agreement in the event a party may in the future allege the accord of this Amended and Restated Marketing Agreement has not been satisfied.

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
	NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL PROMISES CONTAINED HEREIN, THE PARTIES AGREE AS FOLLOWS:
	1.	Definitions.
		a.	The term "Product" or "Products" shall mean the
hardware and related software produced by or for Versus and supplied by
Versus to its customers as a complete infrared tracking system, containing all and no less than all the components of a "system" as described on Versus' System Quote Sheet, to be used for personnel and equipment tracking through the mechanism of reading on a network alarm information from "Patient Monitoring Equipment," or for other personnel or equipment tracking applications.  Products shall provide high frequency capability to Marquette at no additional charge to Marquette.
		b.	The term "Market" shall mean the main headquarters
building of any acute care hospital located in the 50 states of the
United States of America.  Specifically excluded from the Market shall be acute care or subacute care building facilities which are not physically annexed by "brick and mortar" (or other permanent construction) to the main headquarters building of an acute care hospital.
		c.	The term "Marquette Minimum Commitment" shall mean
the purchase by Marquette from Versus of not less than 50 Systems during the term of this Amended and Restated Marketing Agreement.
A System which is ordered in writing within the term of this Amended and Restated Marketing Agreement, where the written order authorizes delivery within 30 days following the end of the term hereof, shall qualify to be counted towards satisfaction of the Marquette Minimum
Commitment.
		d.	The term "Patient Monitoring Equipment" shall mean
heart monitors; SPO2 pulse oximeters; respiration monitors; invasive blood pressure monitors; temperature monitors; and non-invasive blood pressure monitors.
		e.	The term "System," as used within the definition of
Marquette Minimum Commitment, shall mean the purchase by Marquette from Versus of a Product intended for end use by a customer in the
Market which has a System Quote Sheet price of $50,000.00 or more, with the total number of Systems per single Product transaction being the quotient, rounded down to the lowest whole number, resulting from the division of the total System Quote Sheet price for the Product, by $50,000.  Example: the delivery of a Product to a customer which has an aggregate System Quote Sheet price of $160,000 for that customer transaction would constitute three Systems; the same would be true for a transaction with a System Quote Sheet price of $195,000; a transaction with a System Quote Sheet price of $200,000 would constitute four
Systems.
		f.	The term "System Quote Sheet" shall mean  the System
Quote Sheet applicable for the term of this Amended and Restated
Marketing Agreement, a copy of which is attached hereto as Exhibit 1.
		g.	The "term of this Amended and Restated Marketing
Agreement" shall mean 1 year, commencing May 6, 1998 and ending on
May 5, 1999.
	2.	Appointment of Marquette
a. Subject to the terms and conditions set forth herein, Versus hereby appoints Marquette, for the term of this Amended and Restated Marketing Agreement, as Versus' non-exclusive distributor of Products in the
Market; provided, however, that in order to give Marquette an additional opportunity to receive the reasonable intended benefits to Marquette from the investments it has made to date in infrared technology, Versus agrees that, notwithstanding the non-exclusive nature of Marquette's status hereunder,  Versus will not, at any time prior to May 5, 1999, sell for intended use within the Market any complete infrared tracking system which is primarily intended to read on a network alarm information from Patient Monitoring Equipment, except for sales to or through
Marquette; provided, further, however, Versus retains the right to itself directly supply such Products to customers in the Market from time to time through use of Versus' own sales staff, but only under circumstances when Marquette or its agents or representatives have not been, and will not have to be, involved in any phase of the customer specific marketing, installation, warranty or support of the Product with the customer, and where Marquette was not the procuring cause of the transaction with the customer.  Versus will endeavor to give
Marquette reasonable notice of and communication with respect to direct customer transactions which Versus believes to be covered by this exception.  Further, Versus will not, at any time prior to
May 5, 1999, license its intellectual property to any competitor of
Marquette operating within the Market for the field of end use of reading on a network alarm information from Patient Monitoring
Equipment, nor will Versus at any time prior to May 5, 1999, within such Market knowingly and specifically aid or assist others to make, use or sell products which are primarily designed and intended to read on a network alarm information from such Patient Monitoring Equipment.
b.   Versus hereby also appoints Marquette, for the term of this
Amended and Restated Marketing Agreement, as a non-exclusive distributor of Versus infrared tracking systems to customers in markets other than the Market; provided, however, such non-exclusive rights in such other markets may be terminated at the will of Versus at any time, for any reason or no reason at all, after 30 days advance notice of termination of non-exclusive rights has been given to Marquette by Versus.
c.     Marquette hereby accepts such appointment with respect to the
Market and  the other markets, and agrees to use its best efforts to promote the sale of Products in the Market.
	3.	Independent Contractors.  The relationship of Versus and
Marquette established by this Amended and Restated Marketing Agreement is that of independent contractors, and nothing contained in this
Amended and Restated Marketing Agreement shall be construed to give either party the power to direct or control the day-to-day activities of the other, nor shall it constitute the parties as partners, joint venturers, co-owners or otherwise as participants in a joint or common undertaking, nor shall it allow Marquette or Versus to create or assume any obligation on behalf of the other for any other purpose whatsoever. Marquette acknowledges that it has not and will not pay any fee to
Versus in connection with this Amended and Restated Marketing Agreement or any prior agreement, understanding or arrangement between them. In furtherance of the parties' performance pursuant to this Amended and
Restated Marketing Agreement, tangible goods will be deemed to be sold to, and the pertinent software and applicable patented or copyrightable or other intellectual property shall be deemed licensed to, Marquette, it being understood that Marquette may and will resell the goods to the end user customer, and upon such sale Versus will be deemed to have granted to such end user a license in perpetuity to use the software in the manner and for the purposes for which it is designed, on hardware manufactured or supplied by Versus. After Marquette has purchased a Product from Versus in accordance with this Amended and
Restated Marketing Agreement, Marquette shall be free to set its own selling price to the customer in the Market.
	4.	Terms of Purchase from Versus.
		a.	Use of Standard Forms.  All orders from Marquette to
Versus for Products shall be in writing, requesting a delivery date no sooner than 30 days from the date of the order and no later than June 5,
1999.  All orders shall be subject to the terms and conditions of this
Amended and Restated Marketing Agreement. The parties may use their own standardized or preprinted forms of purchase order, acknowledgment, invoices, shipping documents or the like; provided, however, in the event any terms or conditions which may be stated in any such forms are inconsistent with this Amended and Restated Marketing Agreement, such inconsistent terms or conditions shall be of no force or effect between the parties hereto, and in the event there shall be an inconsistency between the terms or provisions of a form used by Marquette and the terms or provisions of a form customarily used by Versus, the terms and provisions of the Versus form shall be controlling, so long as such
Versus form is not inconsistent with this Amended and Restated Marketing Agreement.
		b.	Price.  All prices are F.O.B. Traverse City, Michigan.
The quoted price does not include any federal, state or local taxes that may be applicable to the Product.  When Versus has the legal obligation to collect such taxes, the appropriate amount of tax shall be added to the invoice directed to Marquette unless Marquette provides Versus with a valid tax exemption certificate authorized by the appropriate taxing authority. Except for infrared tracking systems intended for regional demonstration purposes, as provided in paragraph 8, below, the price to be paid by Marquette for Products will be 70% of the price stated on the System Quote Sheet.
		c.	Terms of Payment to Versus.  Versus will promptly
submit an invoice to Marquette for $140,000.00 to cover the advanced payment by Marquette for 4 Systems.  Thereafter, on the 6th of each month, beginning on June 6, 1998, Versus will submit additional invoices, each for $140,000.00, to cover the advanced payment by
Marquette for 4 additional Systems per month, except the April, 1999 invoice shall be for $210,000 (6 Systems) so that by the end of the term of this Amended and Restated Marketing Agreement Marquette shall have purchased and paid for on a non-refundable basis not less than the Marquette Minimum Commitment of 50 Systems.  Versus will execute and deliver to Marquette a financing statement suitable for filing with the Secretary of State of Michigan to disclose the storage relationship.  As and when Products are actually shipped, any freight, taxes or other applicable costs will be borne by Marquette pursuant to supplemental invoices issued at the time of shipment. Marquette will pay to Versus 100% of all invoice amounts within 30 days of Marquette's receipt of the invoice, except that the initial invoice for $140,000, together with any prior invoices for goods or services supplied by
Versus prior to May 6, 1998, shall be paid not later than May 13, 1998, time being of the essence.  Acceptance or rejection of Products shipped is to occur within 40 days after delivery by Versus to the common carrier.
		d.	Shipping.  The submission of each monthly invoice, as
above stated, shall be deemed by both parties to constitute a completed purchase and sale of the number of Systems covered by the invoice, and upon submission of the invoice Marquette shall be deemed to have taken title to and delivery of the Products; provided, however, as an accommodation to Marquette, Versus will, during the term of this Amended and Restated Marketing Agreement, produce, pack, identify as Marquette's, and safely store at its facilities the sold Products belonging to
Marquette, and will not physically ship them each month except in accordance with the requests of Marquette to release and ship the goods to a destination specified by Marquette.  Versus will use diligent efforts to ship the Products within the time requested by Marquette in its orders for Product as given pursuant to subparagraph 4 a., above; provided, however, in the event Marquette has not released for shipment at least 50 Systems by May 5, 1999 Versus shall have the right to ship on or about such date the difference between 50 and the number of
Systems previously released for shipment by Marquette during the term of this Amended and Restated Marketing Agreement.  All Products delivered by Versus pursuant to this Amended and Restated Marketing
Agreement shall be reasonably packed for shipment in Versus' standard shipping cartons, marked for shipment to the address designated by
Marquette, and delivered to Marquette F.O.B. Traverse City, Michigan.
Unless otherwise instructed in writing by Marquette, Versus will select the carrier.  All freight, insurance, and other shipping expenses, as well as any special packing expenses, if any, shall be borne by Marquette.  Marquette shall also bear all applicable taxes, duties and similar charges that may be assessed against the Products after delivery to the carrier.
	5.	Responsibilities.  Marquette will be responsible for
making or providing proper customer proposal, quotation, system installation, on-site system support for hardware, allocated warranty labor (see paragraph 6), and in-service training.  Versus will be responsible for making or providing the necessary floor plan and layout, installation document, and three sets of necessary manuals per installation (a manual set will contain a Wiring Installation
Guide, a User's Guide and a System Design Guide).  The end user customer will be directed to place all requests for maintenance, telephone support or warranty support with Marquette, who will refer such requests to Versus, as appropriate to permit Versus to perform its duties hereunder.
	6.	Warranty and Limitation of Liability.  Versus makes to
Marquette the Versus standard limited warranty applicable to Versus
Products, the provisions of which are shown on Exhibit 2 attached to this Amended and Restated Marketing Agreement, except that the warranty period shall be, instead of 90 days, one year from the date of Marquette's acceptance or installation, whichever comes first.
Marquette shall not make or pass on to any end user customer or other person any warranty or representations on behalf of Versus other than, or inconsistent with, the standard Versus limited warranty as shown on Exhibit 2.  Except for the express limited warranty above stated,
Versus makes no other warranties, express or implied, by statute or otherwise, regarding the Products, regarding FITNESS FOR ANY
PARTICULAR PURPOSE, quality, MERCHANTABILITY, or otherwise.  In no event shall Versus be liable for the cost of procurement of
substitute goods or systems or for any special, consequential or incidental damages for breach of warranty.  This limitation shall apply notwithstanding any failure of essential purpose of any limited warranty or remedy. Further, and notwithstanding any of the foregoing, as between Versus and Marquette, Marquette will be responsible to bear the cost of any warranty labor, up to a maximum of 3.5% of the System Quote Sheet Price of the Products supplied to
Marquette during the term of this Amended and Restated Marketing
Agreement, and Versus will be responsible for any reasonable and necessary warranty labor expense in excess of said 3.5%.
	7.	Versus Software Telephone Support, Maintenance and
Enhancement.  Marquette will utilize its best efforts to sell the
Versus Support, Maintenance and Enhancement package.  This package will also be discounted to Marquette at 30% from the applicable
System Quote Sheet list price and Marquette will be free to set its own selling price to the customer.  Versus will be responsible for supplying to the customer all the services and support set forth in such package.
	8.	Regional Demonstrations.  Between July 1, 1996 and
June 30, 1998 Marquette will be able to purchase from Versus up to
5 infrared tracking systems, for purposes of installing 5 separate regional demonstration locations, at a special price.  The price will be at Versus's estimated standard cost per system, based upon reasonable full absorption, reasonable standard volumes, and other cost accounting principles used by Versus.  Regional demonstration purchases will not be counted towards the Marquette Minimum Commitment.
	9.	Training.  Versus will supply technical sales and marketing
training, two to three days per year, at regional locations selected by
Marquette.
	10.	Special Situations.  In special situations where Marquette
needs on-site technical support from Versus, Versus will supply personnel at no charge, except that Marquette will pay all travel expenses for those personnel.  Versus will not, however, be obligated to spend more than 30 man days in the aggregate during the term of this Amended and Restated Marketing Agreement.
	11.	Private Label.  If desired by Marquette, the Versus
products will be sold to Marquette under a private label agreement acceptable to both parties.
	12.	Minimum Purchase Commitment of Marquette; Termination of
Agreement.  Marquette hereby agrees to purchase from Versus the
Marquette Minimum Commitment during the term of this Amended and
Restated Marketing Agreement.  Unless Marquette and Versus have agreed in a writing signed by both parties on or before March 10, 1999  to extend the term of this Amended and Restated Marketing Agreement, then the term of this Amended and Restated Marketing Agreement shall end on May 5, 1999, and each party will be free to enter such other sales arrangements as it may desire thereafter.
	13.	Property Rights and Confidentiality.  Marquette agrees
that Versus owns all right, title and interest in all of Versus'
patents, trademarks, trade names, inventions, copyrights, know-how, documentation, software (including diagnostic software and source code) and trade secrets relating to the design, manufacture, operation or service of the Products.  The use by Marquette of any of these property rights is authorized only for the purposes herein set forth, and upon termination of this Amended and Restated Marketing Agreement for any reason such authorization shall cease.  Marquette acknowledges that by reason of its relationship to Versus hereunder it will have access to certain information and materials concerning Versus' business, plans, customers, technology, and products that are confidential and of substantial value to Versus, which value would be impaired if such information were disclosed to third parties.  Marquette agrees that it will not use in any way for its own account or the account of any third party, nor disclose to any third party, any such confidential information revealed to it by Versus.  Marquette shall take every reasonable precaution to protect the confidentiality of such information.  Marquette shall not publish any technical description of the Products beyond the description published by Versus.  In the event of termination of this Amended and Restated Marketing Agreement there shall be no use or disclosure by Marquette of any confidential nformation of Versus, and Marquette shall not manufacture or have manufactured any products utilizing any of Versus' confidential information.
	14.	Trademarks and Trade Names.  During the term of this
Amended and Restated Marketing Agreement Marquette shall have the right to indicate to the public that it is an authorized distributor of Versus and to advertise such Products under the trademarks, marks, and trade names that Versus may adopt from time to time.  Except as provided by paragraph 11 of this Amended and Restated Marketing
Agreement, Marquette shall not alter or remove Versus trademarks applied by Versus to the Products, packages, or other materials contained therein.  Nothing herein shall grant to Marquette any right, title or interest in Versus trademarks.  At no time during or after the term of this Amended and Restated Marketing Agreement shall
Marquette challenge or assist others to challenge Versus trademarks or the registration thereof or attempt to register any trademarks, marks or trade names confusingly similar to those of Versus. All representations of Versus trademarks that Marquette intends to use shall first be submitted to the appropriate Versus personnel for approval of design, color, and other details or shall be exact copies of those used by Versus. If any Versus trademarks are to be used in conjunction with another trademark on or in relation to the Products, then Versus' mark shall be presented equally legibly and equally prominently, but nevertheless separated from the other so that each appears to be a mark in its own right, distinct from the other mark.
	15.	Force Majeure.  Nonperformance of either party, except
for the making of payments, shall be excused to the extent, and for the period of time, that performance is rendered impracticable by strike or other labor difficulties, fire, flood, or other casualty or occurrence which is beyond the reasonable control of the party whose performance is required.
	16.	Miscellaneous.  This Amended and Restated Marketing
Agreement shall inure to the benefit of and be binding upon the successors and assigns of the respective parties hereto.  This Amended and Restated Marketing Agreement constitutes and fully integrates the entire understanding between the parties hereto, and subject to the above Recitals, is intended to supersede and cancel all prior written or oral understandings between them dealing with the subject matter hereof.  This Amended and Restated Marketing Agreement may not be
changed orally, but only in writing, signed by the party against whom enforcement of any waiver, change, amendment, modification, extension or discharge is sought.  No other warranties, representations or covenants exist that are not herein contained.  All notices required or authorized under this Amended and Restated Marketing Agreement shall be in writing and shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is to be given, or the second day after mailing, if mailed to the party to whom notice is to be given by first class mail, registered or certified, postage prepaid and addressed to the respective parties at the addresses set forth above, unless and until a different address shall be furnished by any party desiring to change such address to the other party, or if no such address is set forth with respect to any such party, then by personal delivery or registered or certified mail, postage prepaid, to the principal office of such party, or
alternatively, the personal residence of such party, all as last known to the party giving such notice.  For each term and pronoun used in this Amended and Restated Marketing Agreement, the singular number includes the plural number, and vice versa, and any gender, whether masculine, feminine, or neuter, includes the other genders, as appropriate and as the context may reasonably require.  The invalidity of any paragraph, provision or part hereof shall not affect the validity of any other paragraph, provision or part hereof.  This
Amended and Restated Marketing Agreement shall be construed as a whole and in accordance with its fair meaning.  Captions, if any, and organization are for convenience and shall not be used in construing its meaning.  This Amended and Restated Marketing Agreement may be
executed in one or more counterparts, all of which shall constitute one and the same instrument and each one of which shall be deemed an original.  Each party shall, upon reasonable request, execute and deliver such other and further documents as may be necessary and proper to effectuate this Amended and Restated Marketing Agreement.  This
Amended and Restated Marketing Agreement shall be interpreted and enforced in accordance with the laws of the State of Michigan, excluding any conflicts-of-law rule or law which refers to the laws of another jurisdiction.  In the event of litigation arising under or in connection herewith, each party consents to the exclusive in personam jurisdiction of the state courts of the State of Michigan, with venue in Traverse City, Michigan, and the nonprevailing party agrees to pay the prevailing party's actual attorney's fees and expenses in connection with any such litigation, in addition to any costs, remedies or damages the court may award.  This Amended and Restated
Marketing Agreement constitutes the jointly bargained agreement of the parties, and the construction of this Amended and Restated
Marketing Agreement shall not be altered or influenced by the fact or presumption that one party had a greater or lesser hand in drafting it.  Any Recitals are hereby made a part of this Amended and Restated Marketing Agreement and all exhibits, attachments, and schedules, if any, attached hereto are hereby incorporated herein by reference for all applicable purposes.  If the date for performance of any act hereunder falls on a Saturday, Sunday, or legal holiday, then the time for performance thereof shall be deemed extended to the next successive business day.  Whenever it is provided in this Amended and Restated Marketing Agreement that days be counted, the first day to be counted shall be the day following the date on which the event causing the period to commence occurs.  This Amended and Restated
Marketing Agreement is intended solely for the benefit of the parties hereto and their successors and assigns, and may not be relied upon or enforced by any third party beneficiary.
	IN WITNESS WHEREOF, the parties have mutually executed and
delivered this Amended and Restated Marketing Agreement, effective as of the date first above written.
Versus Technology, Inc.			Marquette Medical Systems, Inc.

By:                                 By:
       Gary T. Gaisser				Frederick A. Robertson, M.D.

Its: President and CEO				Its:  CEO and President -
								Monitoring Group

Date of signature: 				Date of signature:

                                                                EXHIBIT 21

                             VERSUS TECHNOLOGY, INC.
                          SUBSIDIARY OF THE REGISTRANT


NAME OF SUBSIDIARY          JURISDICTION OF  PERCENTAGE OF OWNERSHIP
                            INCORPORATION
------------------          ---------------- --------------------------
Olmsted Engineering Co.      Michigan                100%

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