Form 10QSB
period 1999-04-30
VERSUS TECHNOLOGY INC
filed 1999-06-14
CIK 842638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D. C. 20549

                      FORM 10-QSB


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended April 30, 1999

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



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes ( X )     No (   )


As of May 31, 1999 the issuer had outstanding 38,506,872 shares of common stock, par value $.01 per share.

Transitional small business disclosure format:  Yes (   )  No ( X )












                    VERSUS TECHNOLOGY, INC.

                     Index to Form 10-QSB


PART I  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Consolidated Balance Sheets as of April 30, 1999
        (Unaudited) and October 31, 1998

        Consolidated Statements of Operations for the three and six months ended April 30, 1999 and 1998 (Unaudited)

        Consolidated Statements of Cash Flows for the six months ended April 30, 1999 and 1998 (Unaudited)

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II OTHER INFORMATION

Item 1  Legal Proceedings

Item 2  Changes in Securities and Use of Proceeds

Item 4  Submission of Matters to a Vote of Security Holders

Item 5  Other Information

Item 6  Exhibits and Reports on Form 8-K

        Signatures























                       VERSUS TECHNOLOGY, INC.
                     Consolidated Balance Sheets
                             (Unaudited)
=======================================================================
                                              April 30,     October 31
                                                1998           1999
                                           ------------    ------------
   ASSETS

Current Assets

Cash and cash equivalents                  $   407,000     $   698,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $58,000 and
   $60,000                                     393,000         517,000

Inventories - purchased parts and
   Assemblies                                  230,000         155,000

Prepaid expenses and other
   current assets                               67,000          64,000
                                           ------------    ------------
Total Current Assets                         1,097,000       1,434,000
                                           ============    ============

Property and Equipment, net of
   accumulated depreciation of
   $216,000 and $173,000                       219,000         237,000

Software Development Costs, net
   of accumulated amortization of
   $200,000 and $163,000                       400,000         437,000

Goodwill, net of accumulated
   amortization of $416,000 and
   $338,000                                  1,923,000       2,001,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $662,000 and
   $556,000                                  1,328,000       1,434,000
                                           ------------    ------------
                                           $ 4,967,000     $ 5,543,000
                                           ============    ============

           See accompanying notes to consolidated financial statements.









    LIABILITIES AND SHAREHOLDERS'
    EQUITY

Current Liabilities

Accounts payable                             $ 402,000       $ 453,000

Accrued expenses                                96,000         119,000

Deferred revenue-customer advance
   Payments                                     26,000          25,000

Note payable                                    20,000          80,000
                                           ------------    ------------
Total Liabilities                              544,000         677,000
                                           ============    ============

Shareholders' Equity

Common stock, $.01 par value;
   75,000,000 and 50,000,000
   shares authorized; 38,497,372
   and 38,362,700 shares issued
   and outstanding                             385,000         384,000

Additional paid-in capital                  33,356,000      33,249,000

Accumulated deficit                        (29,158,000)    (28,577,000)

Unearned compensation                      (   160,000)    (   190,000)
                                           ------------    ------------
Total Shareholders' Equity                   4,423,000       4,866,000
                                           ------------    ------------
                                           $ 4,967,000     $ 5,543,000
                                           ============    ============

           See accompanying notes to consolidated financial statements.




















                         VERSUS TECHNOLOGY, INC.
                   Consolidated Statement of Operations
                             (Unaudited)
===========================================================================
                              Three Months Ended           Six Months Ended
                                   April 30                   April 30,
                              1999        1998             1999        1998
                              -------------------        -------------------

Revenues                   $  882,000   $  655,000   $1,806,000   $1,253,000
Operating expenses:
  Cost of revenues            318,000      321,000      632,000      640,000
  Research and development    134,000       90,000      277,000      266,000
  Sales and marketing         374,000      303,000      679,000      557,000
  General and administrative  409,000      412,000      808,000      839,000
                           ----------   ----------   ----------    ----------
                            1,235,000    1,126,000    2,396,000    2,302,000

Loss From Operations       (  353,000)  (  471,000)  (  590,000)  (1,049,000)

Other Income:
  Interest income               3,000       14,000        9,000       35,000
                          ------------ ------------ ------------ ------------

Net Loss                  $(  350,000) $(  457,000) $(  581,000)  (1,014,000)
                          ============ ============ ============ ============
Basic and Diluted Net
  Loss Per Share          $(   .01   ) $(   .01   ) $(   .02   ) $(   .03   )

                 See accompanying notes to consolidated financial statements.




























                         VERSUS TECHNOLOGY, INC.
                   Consolidated Statements of Cash Flow
                           (Unaudited)
========================================================================
                                              Six Months Ended April 30
                                                 1999            1998
                                             ------------   ------------
Operating activities:
   Net Loss                                  $(  581,000)   $(1,014,000)
   Adjustments to reconcile net
      loss to net cash used in
      operating activities:
      Depreciation and
        amortization                             264,000        240,000
      Amortization of unearned
        Compensation                              68,000         55,000
      Directors' compensation                     69,000          2,000
   Changes in operating assets
      and liabilities:
      Accounts receivable                        124,000        120,000
      Inventories                             (   75,000)        23,000
      Prepaid expenses and other
        current assets                        (    3,000)    (    3,000)
      Accounts payable                        (   51,000)    (  220,000)
      Accrued expenses                        (   23,000)       130,000
      Deferred revenues -
        customer advance payments                   1,000    (  192,000)
                                              ------------  ------------
Net cash used in operating
   Activities                                  (  207,000)   (  859,000)
                                              ------------  ------------
Investing activities:
   Changes in notes receivable                       -            2,000
   Additions to property and
      Equipment                                (   25,000)   (   21,000)
                                              ------------  ------------
Net cash provided by investing
   Activities                                  (   25,000)   (   19,000)
                                              ------------  ------------
Financing activities:
   Payments on notes payable                   (   60,000)   (   66,000)
   Issuance of common stock                         1,000         1,000
                                              ------------  ------------
Net cash used in financing
   Activities                                  (   59,000)   (   65,000)
                                              ------------  ------------
Net increase (decrease) in cash
   and cash equivalents                        (  291,000)   (  943,000)
Cash and cash equivalents,
   beginning of period                            698,000     1,871,000
                                              ------------  ------------
Cash and cash equivalents, end of
   Period                                      $  407,000    $  928,000
                                              ============  ============



Supplemental cash flow
   information
Cash paid during the period for
   Interest                                    $     -       $    5,000
                                               ============  ===========

            See accompanying notes to consolidated financial statements.

During the first six months of fiscal 1999:

The Company issued additional non-vested Employee Incentive Restricted Stock and repurchased similar stock from terminated employees, all at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. Unearned compensation of $58,000 was recorded for the stock issued and unearned compensation of $20,000 related to the repurchased shares was cancelled.

The Company also issued Non Qualified Stock Options to directors valued at $0.115 per option for accounting purposes. The options vest after one year and are exercisable at $0.165 per share. Directors' compensation expense relating to stock options issued during 1999 and 1998 amounted to $69,000 for the six months ended April 20, 1999.



































               VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements
                    April 30, 1999 (Unaudited)

Note 1  Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto of Versus Technology, Inc. and subsidiary (Versus) contained in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, as filed with the Securities and Exchange Commission. The October 31, 1998 balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles as found in Versus' Annual Report on Form 10-KSB referenced above.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 1999, the results of operations for the three and six months ended April 30, 1999 and 1998 and cash flows for the six months ended April 30, 1999 and 1998. The results of operations for the three and six months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2  Principles of Consolidation

The consolidated financial statements include the accounts of Versus and Olmsted Engineering Co., its wholly owned subsidiary. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Note 3  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding. The Company has not included the effects of options, warrants and the outstanding shares under its Employee Incentive Restricted Stock Bonus Plan in its calculation of diluted earnings (loss) per share due to their anti-dilutive effect. The resulting weighted average shares outstanding were 38,025,106 and 38,025,106 for the three months ended April 30, 1999 and 1998 respectively and 38,025,106 and 38,025,106 for the six months ended April 30, 1999 and 1998, respectively.

Note 4  New Accounting Standards Not Yet Adopted

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not expect to change the Company's operating segment groupings based on its analysis of the new standard. Results of operations and financial position, however, will be unaffected by implementation of this standard.

Note 5  Reclassifications

Certain reclassifications have been made to 1998 balances to conform with classifications used in 1999.

Note 6  Restricted Stock Bonus Plan

During the six months ended April 30, 1999 the Company issued an additional 152,950 and re-purchased 18,278 shares of the Company's common stock issued pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the three and six months ended April 30, 1999 amounted to $36,000 and $68,000 respectively.

Note 7  Related Party Transactions

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Versus Technology, Inc. ("Versus") and its wholly owned subsidiary, Olmsted Engineering Co. ("Olmsted"), operate in two business segments: data collection and processing and systems design and engineering (CAD/CAM). All operations are located in one facility in Traverse City, Michigan.

Infrared locating ("IR Locating") systems are the primary product of Versus. The systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic and accurate registry of location and other business information. The system can be used to monitor the precise location of personnel or equipment for health and safety purposes, to control access to secured areas and to automatically record events associated with those activities. The system consists of compact badges, sensors, receivers and a central processing computer. Badges can be attached to people and equipment. Each badge transmits a unique identifying code, which is received and validated by sensors located in each room or zone. The signals are sent to the central processing computer which locates and identifies each badge, collects the information in a database and provides users with a graphical display of people and equipment locations on an ordinary computer monitor or in report form. Optional components allow the use of an ordinary phone switch to automatically "search and locate" personnel and connect phone callers without human intervention. The system can also be supplied with two-way paging eliminating the overhead noise usually involved with broadcast paging. The entire system is based on Versus' patented proprietary technology involving the transmission and reception of infrared light for use in locating multiple subjects in several areas.

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

Under the Olmsted name, Versus sells and maintains the ACU*CARV(R product line, which consists of a wide range of manufacturing solutions including software, hardware, support and shop floor communications networks. ACU*CARV(R) is an integrated family of Computer Aided Manufacturing ("CAM") software programs used to operate computer numerically controlled machines mainly in the mold, die and pattern making industries. In addition to revenues from the sale of ACU*CARV(R) products, Versus also receives monthly maintenance and enhancement fees from its customers who, in turn, receive technical support and periodic update releases. Versus also develops, markets and integrates cellular products for the security industry.

The following discussion and analysis focuses on the significant factors which affected the Company's consolidated financial statements during the three-and six-month periods ended April 30, 1999, with comparisons to 1998 where appropriate. It also discusses the Company's liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Results of Operations

Three Months Ended April 30, 1999 and 1998

During the second quarter of fiscal 1999, the Company launched its disposable patient badge trademarked as the DataBand(TM). In addition to development time spent on the DataBand(TM), effort was also devoted to bringing ACU*CARV(R) 2000 to market. This latest release of the CAD/CAM segment's premier product will be mass marketed and is expected to contribute to the segment's revenues in the last half of fiscal 1999.
The Company also continued to pursue ISO certification and expansion of its reseller group.

Second quarter revenues were $882,000 or 35% above the fiscal 1998 level of $655,000. Infrared sales of $736,000 were 72% above the same period fiscal 1998 level of $427,000. CAD/CAM revenues were $146,000 or 36% below the $228,000 revenues generated for the same three-month period in fiscal 1998. Reseller sales accounted for 98% of the IR revenues for the quarter. During the quarter another reseller was added bringing the total to seven. Negotiations were pending with several other potential resellers. The largest decrease in CAD/CAM revenues occurred in third party sales (down $68,000) reflecting the Company's strategy of emphasizing its higher margin in-house products. Maintenance and training revenues were down $12,000 from fiscal year 1998 levels while Cellular revenues were up $10,000. In May Versus introduced ACU*CARV(R) 2000 which is expected to improve sales of the CAD/CAM segment.

Cost of revenues as a percentage of revenues in the second quarter of fiscal 1999 decreased to 36% from 49% for the same quarter in fiscal 1998. This decrease is attributable to the increased revenue levels and lower IR component manufacturing costs due to product improvements and larger production runs.

Research and development expenses at $134,000 were $44,000 higher than the three months ended April 30, 1998. 1999 expenses reflect additional costs expended to develop the DataBand(TM), IR/RF Badge and ACU*CARV(R) 2000.

Sales and marketing expenses for the second quarter of fiscal 1999 increased to $374,000 or 23% higher than the $303,000 for the three months ended April 30, 1998. The increased expenses reflect added sales staff and increased trade show expenses for both business segments.

General and administrative expenses of $409,000 were 1% below the $412,000 level for the three months ended April 30, 1998.


In the second quarter of fiscal 1999, other income, net decreased
$11,000, or 79%, from 1998 levels due to the decrease in interest earned on lower cash levels.

Six Months Ended April 30, 1999 and 1998

First half revenues were $1,806,000 or 44% above the fiscal 1998 level of $1,253,000. Infrared sales of $1,503,000 were 88% above the same period fiscal 1998 level of $801,000. Resellers accounted for 95% of total IR revenues. CAD/CAM revenues were $303,000, compared to the $452,000 revenues generated for the same six-month period in fiscal 1998. Third party revenues decreased $119,000, maintenance decreased $22,000 and in-house software decreased $15,000. Cellular revenues were $19,000 above fiscal 1998 levels.

Cost of revenues as a percentage of revenues in the first six months of fiscal 1999 decreased to 35% from 51% for the same period in fiscal 1998. This decrease is attributable to the increased revenue levels, lower IR component manufacturing costs, and reduced third party costs associated with the revenue decrease in those products.

Research and development expenses of $277,000 were $11,000 higher than the first half of fiscal 1998. 1999 expenses reflect additional expenditures on development of the DataBand(TM), IR/RF Badge, and ACU*CARV(R) 2000.

Sales and marketing expenses for the six months ended April 30, 1999 increased to $679,000 or 22% higher than the same period in fiscal 1998. The increased expenses reflect increased sales staff and increased trade show expenses as the sales group attended four major shows in the first six months of fiscal 1999.

General and administrative expenses of $808,000 were 4% lower than the $839,000 level for the same period in fiscal 1998. Major expense decreases were insurance ($22,000) and professional fees
($44,000)offset partially by an increase in director expenses.

In the first half of fiscal 1999, other income, net decreased $26,000, or 74% from 1998 levels due to the decrease in interest earned on lower cash levels.

Liquidity and Capital Resources

As of April 30, 1999 cash on hand was $407,000. During the six months ended April 30, 1999, Versus relied on cash proceeds generated from a private placement of common stock in August 1996 which generated net proceeds of approximately $5.2 million. The total decrease in cash was $291,000 compared to $943,000 in the same six-month period in 1998.

Operating activities (including working capital) consumed $207,000 in cash in the first six months of 1999 compared to $859,000 in the same period in 1998. Increased sales volumes and improved gross margins were the primary reasons for the improvement. Versus invested $25,000 in capital assets during the first half of 1999 compared to $21,000 in the prior year.

During the first six months of 1999 $60,000 of the note payable was retired compared to $66,000 in 1998. The note is expected to be paid in full in June 1999.

Effective May 31, 1999 the Company issued in a private placement transaction, secured convertible debentures in the amount of $1,550,000. Included in the nine registered debenture holders were a director of Versus, a key employee of Versus, and a limited liability company of which another Versus director is the managing partner. The proceeds of this funding will be used for working capital and the DataBand(TM) product launch.

Management believes the combination of cash balances remaining from the 1996 private placement and the cash expected to be generated during fiscal 1999 from operations, combined with the proceeds of the debentures will be sufficient to meet projected cash needs for operations and new product developments over the next six months.

Year 2000 Readiness Disclosure

Versus has conducted a comprehensive review of its internal computer systems and its products to identify the systems that could be affected by the Y2K issue and has identified no problem areas. Versus believes there are no material problems, if any, in its infrastructure and facilities. Versus presently believes that, with no modifications to existing software, the Y2K issue will not pose any operational problems for Versus' software products, its computer systems or those of its customers relating to the use of its products.

Versus has contacted and received assurances from vendors and suppliers as to their state of readiness for Y2K. Versus believes that current material vendors and suppliers are or will become Y2K compliant or that pre-qualified replacement vendors and suppliers will be utilized instead. Versus is in the process of contacting its major customers and is not currently aware of any Y2K issues facing said customers. Management has not fully evaluated the impact, if any, Y2K problems of its major customers may have on Versus' future operational results or financial condition.

Versus' hardware components contain no embedded elements that are date driven. Versus conducted in-house testing of its components utilizing British Standards Institution protocol. Y2K issues identified as a result of this testing have been corrected. At this time, the reasonably likely worst-case scenario would be that one of our vendors would encounter difficulties in production rendering it unable to meet delivery schedules. Versus may consider increasing inventories towards the end of 1999 to lessen the possible impact of such an occurrence.

Because no problems have been identified to date, Versus has not found it necessary to expend any cash resources on the Y2K issue. The current estimated total expense for Versus to become Year 2000 ready is $30,000. The $30,000 amount is an estimate of the total value of internal staff resources that will be required to accomplish Y2K readiness and added time to rewrite software involved. The estimate details are:

          Staff expenses                     $20,000
          Software Enhancement expenses      $10,000

Of the $30,000 estimate, $28,000 has been expended as of June 11, 1999.

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

PART II  OTHER INFORMATION

Item 1  Legal Proceedings

The company is not presently engaged in any legal proceedings.

Item 2  Changes in Securities and Use of Proceeds

(c) On April 23, 1999 the Board of Directors approved the sale of 9,500 shares of Versus' common stock to two employees under the 1996 Incentive Restricted Stock Bonus Plan (the "Plan") at a price of $.01 per share. Under the Plan, if, on or before three years from the date the shares were issued, the employment of the employee by Versus terminates, the employee must resell all or a percentage of the shares transferred to Versus for $0.01 per share. These sales were made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

On April 23, 1999, the Board of Directors awarded incentive stock options to purchase 44,125 shares of Versus' common stock to key employees of the Company (including two of its officers) under the 1996 Employee Incentive Stock Option Plan. The options vest over a five-year period and are exercisable for ten years from the date of the grant at $0.17 per share, which was the then current fair market value. These awards were made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering. The options granted to officers were as follows:

   Andrea Beadle   Corporate Secretary        18,000 shares
   Robert Butler   Chief Accounting Officer    2,875 shares

On April 23, 1999, the Board of Directors awarded incentive stock options to purchase 56,780 shares of Versus' common stock to thirteen employees under the 1999 Employee Incentive Stock Option Plan. The options vest over a five-year period and are exercisable for ten years from the date of the grant at $0.17 per share, which was the then current fair market value. These awards were made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

On April 23, 1999 the Board approved a motion granting each outside director options to purchase 73,000 shares of the Company's common stock and inside directors (i.e., those employed by the Company) options to purchase 36,000. The options awarded vest after one year and are exercisable over a five-year period at a price of $0.165 per share, which was the then current fair market value.

Item 4  Submission of Matters to a Vote of Security Holders

The following directors were elected at the 1999 Annual Meeting of Shareholders of Versus Technology, Inc. held on Friday April 23, 1999:
Samuel Davis, Julian C. Schroeder, Gary T. Gaisser and David L. Gray.

Total shares voted were 31,145,289 (81%).  The tabulation of votes was as follows:
                                 FOR           WITHHELD/AGAINST
Samuel Davis                   27,847,201           3,298,088
Julian C. Schroeder            27,853,451           3,291,838
Gary T. Gaisser                28,013,451           3,131,838
David L. Gray                  28,290,951           2,854,338

At that same meeting the shareholders also approved a motion to amend the Company's Certificate of Incorporation approving a reverse stock split of 10:1 and also approved the creation of the 1999 Employee
Incentive Stock Option Plan (3,200,000 shares reserved). The tabulation of results was:

                                 FOR             WITHHELD/AGAINST
Reverse Stock Split            22,237,165            8,908,124
1999 Employee Incentive
  Stock Option Plan            16,075,940            5,405,810

The Board of Directors has decided to take no immediate action regarding the reverse stock split at this time.

Item 5  Other Information

At the April 23, 1999 Board of Directors meeting Mr. James D. Ross, J.D. was appointed to the Company's Board of Directors.

Effective May 31, 1999, the Company issued $1,550,000 in Prime Rate Secured Convertible Debentures, due April 30, 2004. Interest is payable quarterly on the first days of August, November, February and May. The Debentures may be redeemed by the Company at any time after October 31, 2001 or when the price of the Company's common stock is quoted at $0.50 per share for 14 continuous days subject to minimum average volume tests being met in the previous 90 days. The debentures may be converted by the holder at any time at an initial conversion ratio of four shares per dollar held. The conversion ratio is adjustable for future stock changes and mergers.

The debentures are secured by a first priority security interest in all of the Company's assets.

The debentures are transferable to qualified investors. Shares issued on conversion will bear a restrictive legend.

The Company also entered into a Registration Rights Agreement relative to the debentures issued wherein it agreed:

(a) At any time after six months from the debenture's issue date but not later than five years from the time any stock is issued on conversion, to effect a registration under the Securities Act, provided, it receives a written request from Investors owning 50% or more of the Registrable Securities outstanding at the time as a result of conversion.

(b) To notify the Investors of any other registrations it intends to effect (except registrations solely for shares in connection with an employee benefit plan or a merger or consolidation) allowing them to "piggy back" on such alternate registration.

(c)  Registration expenses will be paid by the Company.

Item 6  Exhibits and Reports on Form 8-K

        Exhibit  4   (k) Versus Technology, Inc. Prime Rate Secured
                         Convertible Debenture (Specimen)

                     (l) Registration Rights Agreement

        Exhibit 27 - Financial Data Schedule

        Exhibit 99 (a) Press Release - Versus Technology Reports Record
                       Sales at Annual Shareholders' Meeting

                   (b) Press Release - Versus Technology Issues $1.5 Million
                       in Convertible Debentures.

There were no reports on Form 8-K during the six months ended April
30, 1999





























SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated:  June 14, 1999








































                                                           Exhibit 4(k)
                             "SPECIMEN"

VERSUS TECHNOLOGY, INC. PRIME RATE SECURED CONVERTIBLE DEBENTURE
DUE APRIL 30, 2004

Debenture  No. __            May 31, 1999               $______________

Versus Technology, Inc., a Delaware corporation (the "Corporation"), for value received, promises to pay to the order of ________ (the "Registered Holder") on April 30, 2004 (the "Due Date"), (unless this Debenture shall have been sooner called for redemption as herein provided), upon presentation of this Debenture, _____ Dollars ($__) (the "Principal Amount") and to pay interest on the outstanding Principal Amount at the prime rate of interest as announced and published by the Empire National Bank of Traverse City, Michigan ("Prime Rate") as effective on the date hereof. The interest rate shall be adjusted after July 31, 1999 to equal the Prime Rate in effect on August 1, November 1, February 1, and May 1 of each year during which any Principal Amount remains outstanding hereunder.

The Corporation further covenants, promises and agrees as follows:

1. Interest. Interest which shall accrue on the outstanding Principal Amount shall be payable in quarter-annual installments on the first days of August, November, February and May in each and every calendar year until the entire outstanding Principal Amount and all accrued and unpaid interest shall have been paid in full. If this Debenture shall be issued on a date other than the first day of May, the interest payable shall be prorated upon the number of days of such quarter annual interest period during which this Debenture shall have been issued and outstanding. All accrued and unpaid interest, all outstanding Principal Amount, and all other amounts payable under this Debenture shall in any event be due and payable in full on the Due Date. All payments of principal and interest or principal or interest shall be made at ___ or at such other place as may be designated in writing by the Registered
Holder hereof. Interest will be computed on the basis of the actual number of days elapsed in a year of 360 days.

2. Redemption.
2.1 Subject to the Registered Holder's right to convert this Debenture pursuant to Section 3 hereof, this Debenture is subject to redemption, at the option of the Corporation, in whole or in part, and without penalty or premium, prior to the Due Date at any time and from time to time after the earlier of: (i) October 31, 2001, or (ii) the date, after the date hereof, on which the closing market price of the Corporation's common shares of stock as quoted on the OTC Bulletin Board has been $.50 or more for 14 continuous days under circumstances where such shares have traded at a level at least equal to the average daily volume for the preceding 90 days during 12 of the 14 days and the Corporation has reasonably determined that, after giving effect to the redemption or conversion, it is probable the Corporation will qualify to be admitted for quotation on the NASDAQ SmallCap Market as stated in the then-current NASD Manual.

2.2 The Corporation may exercise its right to redeem this Debenture prior to maturity by giving notice (the "Redemption Notice") thereof to the Registered Holder of this Debenture as it appears on the books of the Corporation, which notice shall specify the terms of redemption (including the place at which the Registered Holder of the Debenture may obtain payment), the principal amount of the Debenture to be redeemed (the "Redemption Amount"), and shall fix an effective date for redemption (the "Redemption Date"), which date shall not be less than 90 days nor more than 120 days after the date of the Redemption Notice; provided, however, that commencing 30 days following the giving of the Redemption Notice, no interest shall accrue or be payable on the outstanding Principal Amount.

2.3 Upon the written request of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue any proposed redemption by the Corporation shall be proportionately equal to all Registered Holders.

2.4 On the Redemption Date, the Corporation shall pay all accrued and unpaid interest on the Debenture up to and including the Redemption Date, plus the Redemption Amount, (the "Final
Payment") to the Registered Holder hereof. Alternatively, on the Redemption Date the Corporation may deposit the Final
Payment with a national bank (the "Bank") as a trust fund for the benefit of the Registered Holder(s) of the Debenture, with irrevocable instructions and authority to the Bank to pay the Final Payment to the Registered Holder upon notification from the Corporation that such Registered Holder has surrendered his Debenture to the Corporation as required by the Corporation. As of the date of the making of such deposit, and upon notice to the Registered Holder that such deposit has been made for such Registered Holder's benefit, the Bank is authorized and directed promptly to prepare and file any UCC termination statements or other notices or documents necessary to terminate of record the liens or security interests contemplated by Section 5 of this Debenture, and the deposit in the hands of the Bank shall constitute full payment of the Debenture, the intent being that from and after the date of the deposit and such notice the Debenture so called for redemption shall stand as redeemed and shall be deemed to be no longer outstanding, and the Registered Holder(s) thereof shall have no rights with respect thereto except the right to receive from the Bank the Final Payment, without interest, upon surrender of the Debenture applicable thereto. Any moneys remaining unclaimed at the expiration of two years following the date of the deposit, and after the Registered Holder has been given at least 3 notices of the making of the deposit, shall thereafter be returned to the Corporation upon its request, whereupon the Registered Holder of the Debenture shall have no further rights whatsoever.

3.  Conversion.
3.1 The Registered Holder of this Debenture shall have the right and option at any time prior to the Redemption Date (but no more frequently than once within any period of six consecutive months), to convert all or any part of the outstanding Principal Amount of this Debenture or any replacement Debenture into such number of fully paid and nonassessable shares of Common Stock of the Corporation (the
"Common Stock") as shall be provided herein.

3.2 The Registered Holder of this Debenture may exercise the conversion right provided in this Section 3 by giving written notice (the "Conversion Notice") to the Corporation of the exercise of such right. The Conversion Notice shall be accompanied by the sole original of this Debenture, and shall state the outstanding Principal Amount desired to be converted by the Registered Holder, which shall be not less than $100,000 and shall be in multiples of $25,000. The number of shares of Common Stock that shall be issuable to the Registered Holder upon conversion of the Debenture shall equal the outstanding Principal Amount to be converted, multiplied by the Conversion Factor as defined and determined in accordance with Section 4 in effect on the date the Conversion Notice is received by the Corporation.

3.3 Conversion shall be deemed to have been effected on the date the Conversion Notice is received by the Corporation (the "Conversion Date"). As promptly as practicable (and in any event within 45 days) after the Conversion Date, the Corporation shall issue and deliver by hand against a signed receipt therefor or by United States registered mail, return receipt requested, to the address designated by the Registered Holder of this Debenture in the Conversion Notice, a stock certificate or stock certificates of the Corporation representing the number of shares of Common Stock to which such Registered Holder is entitled, together with payment of all interest accrued and unpaid on the outstanding portion of the Principal Amount of the Debenture being converted on the Conversion Date up to and including the Conversion Date, cash in lieu of any fractional share to which such Registered
Holder would otherwise be entitled, and a replacement
Debenture representing the principal amount of the surrendered Debenture that was not converted.

4.   Conversion Factor.
4.1. Initial Conversion Factor. On the date hereof, the Conversion Factor shall equal four (i.e., the Registered Holder shall receive four shares of Common Stock for each dollar of outstanding Principal Amount converted into Common Stock pursuant to this Debenture) provided, however, that the Conversion Factor shall be subject to adjustment in accordance with and at the times provided in this Section 4.

4.2.  Adjustments.
4.2.1. Stock changes. If, at any time or from time to time the Corporation, by stock dividend, stock split, subdivision, reverse split, consolidation, reclassification of shares, or other similar structural change, changes as a whole its outstanding Common Stock into a different number or class of shares, then, immediately upon the occurrence of the change:
(i) the class of shares into which the Common Stock has been changed shall replace the Common Stock, for the purposes of this Debenture and the terms and conditions hereof, so that the Registered Holder of this Debenture shall be entitled to receive, and shall receive upon exercise of the conversion rights of this Debenture, shares of the class of stock into which the Common Stock had been changed;
(ii) the number of shares to be issued to the Registered Holder upon exercise of the conversion rights under this Debenture shall be proportionately adjusted (for example, if the outstanding Common Stock of the Corporation is converted into X stock at the rate of one (1) share of Common Stock into three (3) shares of X stock, and prior to the change the Registered Holder of this Debenture was entitled, upon conversion of this Debenture, to receive one hundred shares of Common Stock, then the Registered Holder shall, after the change, be entitled to receive three hundred shares of X stock for the total same converted
Principal Amount that the Registered Holder had to convert prior to the change to receive the one hundred shares of Common Stock); and
(iii) the Conversion Factor shall be proportionately adjusted. (In the above example, the Conversion Factor would be increased by 300%).

Irrespective of any adjustment or change in the number or class of shares to be issued upon the exercise of the conversion rights under this or any other Debenture of like tenor, or in the Conversion Factor, this Debenture, as well as any other convertible debenture of like tenor, may continue to express the Conversion Factor and the number and class of shares to be issued upon exercise of the conversion rights under this Debenture as the Conversion Factor and the number and class of shares to be issued upon exercise of the conversion rights of this Debenture as the same were expressed in this Debenture when it was initially issued.

4.2.2 Effect of merger. If at any time while this Debenture is outstanding another corporation merges with or into the Corporation, the Registered Holder or Registered Holders of this Debenture shall be entitled, immediately after the merger becomes effective and upon exercise of the conversion rights under this Debenture, to obtain the same number of shares of Common Stock of the Corporation (or shares into which the Common Stock has been changed as provided in Section 4.2.1) to which the Registered Holder or Registered Holders of this Debenture were entitled upon the exercise of conversion rights to obtain immediately before the merger became effective. The Corporation shall take any and all steps necessary in connection with the merger to assure that sufficient shares of Common Stock to satisfy all conversion and purchase rights represented by outstanding convertible securities, options and warrants, including this Debenture, are available so that these convertible securities, options and warrants, including this Debenture, may be honored and performed by the Corporation as promised.

4.3 Notice of Adjustment. Whenever the Conversion Factor shall be adjusted as provided in Section 4 hereof, the Corporation shall prepare and send to the Registered Holder of this Debenture a statement, signed by the chief financial officer of the Corporation, showing in detail the facts requiring such adjustment and the Conversion Factor that shall be in effect after such adjustment.

4.4 Notice of Adjustment Events. In the event the Corporation shall propose to take any action of the types described in
Section 4.2 hereof, the Corporation shall give notice to the Registered Holder(s) of this Debenture, which notice shall specify the record date, if any, with respect to any such action and the date on which such action is to take place. Such notice shall be given on or prior to the earlier of ten
(10) days prior to the record date or the date on which such action shall be taken. Such notice shall also set forth such facts with respect thereto as shall be reasonably necessary to indicate the effect of such action (to the extent such effect may be known at the date of such notice) on the Conversion Factor and the number, kind or class of shares or other securities or property which shall be deliverable or purchasable upon the occurrence of such action or deliverable upon conversion of this Debenture. Failure to give notice in accordance with this Section 4.4 shall not render such action ultra vires, illegal, or invalid.

4.5 Taxes. The Corporation shall pay all documentary, stamp or other transactional taxes and charges attributable to the issuance or delivery of shares of stock of the Corporation upon conversion; provided, however, that the Corporation shall not be required to pay any taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificate for such shares in a name other than that of the Registered Holder of this Debenture.

4.6 Reservation of Shares. The Corporation shall at all times reserve and keep available, free from preemptive rights, authorized but unissued or treasury shares of Common Stock sufficient to effect the conversion of this Debenture in full.

4.7 Fractional Shares. The Corporation shall not be required upon the conversion of this Debenture to issue any fractional shares, but shall pay in cash an amount determined by multiplying the fraction to which the Registered Holder is entitled by the Fair Market Value of the Common Stock on the Conversion Date. Should the Common Stock then be traded on an Exchange or quoted on a quotation system for which a last sale reporting system is in effect, the reported last sale on the exercise date shall be deemed to be such Fair Market Value. If the Common Stock is quoted on a quotation system without last sale reporting, the Fair Market Value shall be deemed to be the highest bid price of any broker/dealer regularly making a market in the Common Stock on the Conversion Date. In all other cases Fair
Market Value shall be as determined in good faith by the Corporation.

4.8  Certain Requirements for Transfer and Conversion.
4.8.1  In the absence of an effective Registration
Statement under the Securities Act of 1933, as amended (the "Act"), it shall be a condition to any transfer or any conversion of this Debenture that the Corporation shall have received, at the time of such transfer or conversion: (i) A representation in writing from the proposed transferee that the Debenture is being transferred or the Common Stock to be issued pursuant to exercise of the conversion rights hereof is being acquired for investment and not with a view to any sale or distribution thereof which would constitute or result in a violation of the Act; (ii) such other assurances as are reasonably satisfactory to the Corporation that the transaction will not result in a violation of state or federal securities laws.

4.8.2 Each certificate representing the Debenture or the shares of Common Stock issued on conversion of this Debenture shall bear a legend substantially in the following form:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE
HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT
OF 1933, AS AMENDED (THE "SECURITIES ACT").  THE
HOLDER HEREOF, BY PURCHASING THIS SECURITY,
AGREES FOR THE BENEFIT OF VERSUS TECHNOLOGY, INC.
(THE "CORPORATION") THAT THIS SECURITY MAY BE
RESOLD, PLEDGED OR OTHERWISE TRANSFERRED ONLY:
(1) TO THE CORPORATION (UPON REPURCHASE THEREOF
OR OTHERWISE), (2) SO LONG AS THIS SECURITY IS
ELIGIBLE FOR RESALE PURSUANT TO RULE 144A, TO A
PERSON WHOM THE SELLER REASONABLY BELIEVES IS A
QUALIFIED INSTITUTIONAL BUYER WITHIN THE MEANING
OF RULE 144A UNDER THE SECURITIES ACT, PURCHASING
FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A
QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS
GIVEN THAT THE RESALE, PLEDGE OR OTHER TRANSFER
IS BEING MADE IN RELIANCE ON RULE 144A, (3) IN AN
OFFSHORE TRANSACTION IN ACCORDANCE WITH THE
MEANING OF REGULATION S UNDER THE SECURITIES ACT,
AS THE SAME MAY BE AMENDED FROM TIME TO TIME,
PROVIDED THAT THE CONDITIONS OF REGULATION S FOR
RESALES HAVE BEEN SATISFIED, (4) PURSUANT TO AN
EXEMPTION FROM REGISTRATION IN ACCORDANCE WITH
RULE 144 (IF AVAILABLE) UNDER THE SECURITIES ACT,
AS THE SAME MAY BE AMENDED FROM TIME TO TIME, (5)
IN RELIANCE ON ANOTHER EXEMPTION FROM THE
REGISTRATION REQUIREMENTS OF THE SECURITIES ACT,
AND SUBJECT TO THE RECEIPT BY THE CORPORATION OF
AN OPINION OF COUNSEL TO THE EFFECT THAT SUCH
TRANSFER DOES NOT REQUIRE REGISTRATION UNDER THE
SECURITIES ACT, OR (6) PURSUANT TO AN EFFECTIVE
REGISTRATION STATEMENT UNDER THE SECURITIES ACT,
IN EACH CASE IN ACCORDANCE WITH APPLICABLE
SECURITIES LAWS OF ANY STATE OF THE UNITED
STATES.

Upon passage of the requisite holding period, the Registered Holder may request that a replacement security be issued which does not contain such legend; and if the Registered Holder is then entitled under the applicable securities laws to receive such replacement security, upon surrender to the Corporation of the security containing such legend the Corporation shall issue and deliver a replacement security, without the legend, to the Registered Holder.

5. Grant of Security Interest. To secure payment of the Principal Amount and all accrued and unpaid Interest thereon under this Debenture, the Corporation hereby grants to the class of Registered Holders of outstanding Debentures of this issue, with each Registered Holder to have proportionate, non-exclusive rights to the collateral security, a first priority security interest in and to all the Corporation's assets, including, without limitation, Accounts, Deposits, General Intangibles (including contract rights, patents, trademarks, copyrights and all other intellectual property), Inventory, and Equipment, as defined by the Uniform Commercial Code of the State of Michigan, whether now owned or subsequently acquired, together with all additions, substitutions or replacements, and the proceeds from the sale or other disposition thereof. The Corporation shall promptly sign and file a financing statement with the Michigan Secretary of State to perfect under Article 9 of the Uniform Commercial Code of the State of Michigan the security interests granted hereunder and shall take all such further actions as may be necessary or advisable to cause the security interest herein granted to become and remain a first priority perfected security interest in and to all such Corporation assets under the laws of Michigan and of the United States, except the Corporation shall not be required to perfect liens or security interests against motor vehicles or other assets governed by certificates of title or otherwise not material to the Corporation's operations as a whole. With respect to its infrared technology patents and patent applications, (and with respect to contract rights pertaining to certain other infrared patents under which the Corporation has an exclusive license) the Corporation shall prepare and file with the United States Patent and Trademark Office appropriate documentation to perfect the first priority security interests granted in this Debenture.

6. Representations, Warranties and Covenants. The Corporation represents and warrants to and covenants with the Registered
Holder:

6.1 Organization; Good Standing; Qualification. The Corporation is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, has all requisite corporate power and authority to own and operate its properties and assets and to carry on its business as now conducted and as proposed to be conducted, to execute and deliver this Debenture, and to carry out its provisions. The Corporation is duly qualified to transact business and is in good standing in each jurisdiction in which the failure so to qualify would have a material adverse effect on its business, properties, prospects or financial condition;

6.2 Authorization. All corporate action on the part of the Corporation, its officers, directors, and stockholders necessary for the authorization, execution and delivery of this Debenture, and the performance of all obligations of the Corporation hereunder has been taken. This Debenture constitutes a valid and legally binding obligation of the Corporation, enforceable in accordance with its terms except
(i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other laws of general application affecting enforcement of creditors' rights generally (ii) as limited by laws relating to the availability of specific performance, injunctive relief, or other equitable remedies, (iii) with respect to foreign laws and regulations, such representations are made only to the best of the Corporation's knowledge and (iv) no representation is made regarding the effect of laws relating to competition, antitrust or intellectual property rights;

6.3 Valid Issuance of Common Stock. The Common Stock, if and when issued pursuant to this Debenture, will be duly and validly issued, fully paid, and non-assessable, and will be free of restrictions on transfer other than restrictions on transfer as referenced in this Debenture and under applicable State and Federal securities laws;

6.4 Governmental Consents. No consent, approval, qualification, order or authorization of, or filing with, any local, State, or Federal governmental authority is required on the part of the Corporation in connection with the Corporation's valid execution, delivery or performance of this Debenture or the offer, sale or issuance of the Common Stock by the Corporation, except (i) the filings referred to in Section 5 of this Debenture, and (ii) such filings as have been made prior to the issuance of this Debenture, except that any notice of sale required to be filed with the Securities and Exchange Commission under the Act, or such post-Closing filings as may be required under applicable State securities laws, which will be timely filed by the Corporation within the applicable periods therefor;

6.5 SEC Filings and Available Public Information. The Corporation has filed, and shall file in a timely manner all documents and reports it is required to file with the Securities and Exchange Commission. Such documents and reports contain no misstatements of any material fact, and do not omit any material fact which if not stated would render such reports or documents misleading.

6.6 Ownership. The Corporation is and at all times during the term of this Debenture will be the unconditional legal and beneficial owner of the collateral.

6.7 No Conflict. The Corporation's execution, delivery, and performance of this Debenture do not and will not conflict with any law, rule, regulation, order, indenture, agreement, or undertaking to which the Corporation is a party or by which the Corporation is bound or affected and will not result in the creation or imposition of any lien, security interest, claim, or encumbrance of any kind under any such indenture, agreement, or undertaking.

6.8 Location. The Corporation shall not, without the prior written consent of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue, remove any of the collateral from the Corporation's place of business in Traverse City, Michigan except in the ordinary course of the Corporation's business and shall not in any event remove any of the collateral from the state of Michigan.

6.9 No Other Liens. The Corporation shall not, without the prior written consent of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue, create, permit or grant any lien, security interest, mortgage or encumbrance of any kind on any of the collateral or otherwise pledge any of the collateral except for (i) the security interest provided by this Debenture and
(ii) purchase money security interests in fixed assets created contemporaneously with the acquisition of such assets for the purpose of acquiring such assets (for not more than the purchase price of such assets) in an amount not exceeding $100,000 in the case of any single transaction or $250,000 in the aggregate.

6.10 Records. The Corporation shall maintain complete and accurate records pertaining to the collateral at 2600 Miller Creek Road, Traverse City, Michigan 49684, or at such other address as the Corporation notifies the Registered Holder(s) in writing. Upon the written reasonable request of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue the Corporation shall make those records available for inspection by or provide copies of such records to the Registered Holder(s) upon request.

6.11 Insurance. The Corporation shall maintain adequate insurance on the collateral as is customary in the industry in which it is engaged. Upon the reasonable written request of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue, the Corporation shall furnish to the Registered Holder(s) written proof of such insurance. The insurance shall not be subject to cancellation or reduction in coverage without thirty (30) days' prior written notice to the Registered Holder(s).

6.12 Taxes. The Corporation shall pay promptly when due all taxes and assessments upon the collateral or for its use or operation, except for taxes and assessments contested in good faith by appropriate procedures.

6.13 Preservation of Property. The Corporation shall take all actions necessary to maintain, preserve, protect, and keep all collateral in good working order and salable condition and only use the collateral lawfully and as permitted by the Corporation's insurance policies. Upon the reasonable written request of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue a representative of the Registered Holder may inspect the collateral provided an appointment is made and any disruption to the Corporation's business is kept to a minimum.

6.14 No Sale. Without the prior written consent of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue the Corporation shall not sell, transfer, lease, or otherwise dispose of any collateral other than in the ordinary course of the Corporation's business.

7. Exchange of Debentures. Upon the surrender by the Registered Holder of any Debenture or Debentures, properly endorsed, to the Corporation at the principal office of the Corporation, the Corporation will, subject to other provisions of this Debenture, issue and deliver to or upon the order of such Registered Holder, at the Corporation's expense, a new Debenture or Debenture of like tenor, in the name of such Registered Holder or as such Registered Holder (upon payment by such Registered Holder of any applicable transfer taxes) may direct.

8. Replacement of Debentures. Upon receipt of evidence reasonably satisfactory to the Corporation of the loss, theft, destruction or mutilation of this Debenture and (in the case of loss, theft or destruction) upon delivery of an indemnity agreement (with surety if reasonably required in an amount reasonably satisfactory to the Corporation), or in the case of mutilation, upon surrender and cancellation of this Debenture, the Corporation will issue, in lieu thereof, a new Debenture of like tenor.

9.  Default.
9.1 The entire unpaid balance of the Principal Amount and all interest accrued and unpaid on this Debenture shall be and become immediately due and payable upon the occurrence of any of the following events (a "Default Event"):

9.1.1 The non-payment by the Corporation when due of principal and interest or principal or interest as provided in this Debenture which has continued unpaid beyond a grace period of 5 days following the Corporation's receipt of written demand for payment from the Registered Holder(s) of this Debenture; or

9.1.2 If the Corporation (i) dissolves or terminates its existence or applies for or consents to the appointment of, or if there shall be a taking of possession by, a receiver, custodian, trustee or liquidator for the Corporation or any of its property; (ii) becomes generally unable to pay its debts as they become due; (iii) makes a general assignment for the benefit of creditors or becomes insolvent; (iv) files or is served with any petition for relief under the Bankruptcy Code or any similar federal or state statute; (v) has any judgment entered against it in excess of $200,000 in any one instance or in the aggregate during any consecutive twelve (12)-month period or has any attachment or levy made to or against any of its property or assets; (vi) defaults with respect to any evidence of indebtedness or liability for borrowed money, or any such indebtedness shall not be paid as and when due and payable; or (vii) has assessed or imposed against it, or if there shall exist, any general or specific lien for any federal, state or local taxes or charges against any of its property or assets; or (viii) substantially fails to perform or observe any material term, covenant or condition contained in this Debenture, or has made any material misrepresentation of fact as stated in this Debenture; or (ix) any loss, theft, deterioration, or impairment of any material part of the collateral causing the collateral, in the reasonable judgment of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue, to become unsatisfactory as to its character or value; and the Corporation fails to cure items
(i) - (ix) within 10 days following delivery of a written demand to cure, signed by the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue; or

9.1.3 Any failure by the Corporation to issue and deliver shares of Common Stock as provided herein upon conversion of this Debenture; or


9.1.4 There has occurred, without the written consent of the Registered Holder(s) of 50% or more in Principal Amount of all outstanding Debentures of this issue, a "Change in Control of the Corporation." For purposes of this document, a "Change in Control of the Corporation" shall mean a change in control of a nature that would be required to be reported in accordance with the rules promulgated under the Securities Exchange Act of 1934, as amended ("the Exchange Act"); provided that, without limitation, such a change in control shall be deemed to have occurred if any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act as in effect on the date hereof) other than the Corporation or any "person" who on the date hereof is a director or officer of the Corporation or whose shares of Corporation stock are treated as "beneficially owned" (as defined in Rule 13d-3 under the Exchange Act, as in effect on the date hereof) by any such director or officer, is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing 40% or more of the combined voting power of the Corporation's then outstanding securities.

9.2 Upon the occurrence of any Default Event the Registered Holder hereof shall have all of the rights, powers and remedies provided for in this Debenture or now or hereafter existing at law or in equity or by statute, including Article 9 of the Uniform Commercial Code, (subject always to the terms of this Debenture) all of which shall be cumulative and concurrent, and the exercise or beginning of the exercise by the Registered Holder hereof of any one or more of such rights, powers or remedies shall not preclude the simultaneous or later exercise by the Registered Holder hereof of any or all such other rights, powers or remedies. The Corporation shall pay all costs and expenses (including, without limitation, reasonable attorneys fees and expenses) incurred by the Registered Holder after the occurrence of a Default Event in connection with the collection of this Debenture or the enforcement of its rights under this Debenture, whether or not legal proceedings are commenced. These costs and expenses include, without limitation, any costs or expenses incurred by the Registered Holder in any bankruptcy, insolvency or similar proceeding.

10. Waiver. No failure or delay by the Registered Holder hereof to insist upon the strict performance of any term of this Debenture or to exercise any right, power, or remedy consequent upon a default hereunder shall constitute a waiver of any such term or of any such breach, or preclude the Registered Holder hereof from exercising any such right, power, or remedy at any later time or times. By accepting payment after the due date of any amount payable under this Debenture, the Registered Holder hereof shall not be deemed to waive the right either to require payment when due of all other amounts payable under this Debenture, or to declare a default for failure to effect such payment of any such other amount. The failure of the Registered Holder of this Debenture to give notice of any failure or breach of the Corporation under this Debenture shall not constitute a waiver of any right or remedy in respect of such continuing failure or breach or any subsequent failure or breach.

11. Transfer. This Debenture shall be transferred on the books of the Corporation only by the Registered Holder hereof or by his attorney duly authorized in writing or by delivery to the Corporation of a duly executed Assignment substantially in the form attached hereto as Exhibit A. The Corporation shall be entitled to treat any Registered Holder of record of the Debenture as the holder in fact thereof and shall not be bound to recognize any equitable or other claim to or interest in this Debenture in the name of any other person, whether or not it shall have express or other notice thereof.

12. Notices. All notices and other communications from the Corporation to the Registered Holder of this Debenture shall be mailed by first-class certified or registered mail, postage prepaid, to the address furnished to the Corporation in writing by the last Registered Holder of this Debenture who shall have furnished an address to the Corporation in writing. All notices and other communications from the Registered Holder of this Debenture or in connection herewith to the Corporation shall be mailed by first-class certified or registered mail, postage prepaid, to the Corporation at its principal office set forth below. If the Corporation should at any time change the location of its principal office to a place other than as set forth below, it shall give prompt written notice to the Registered Holder of this Debenture and thereafter all references in this Debenture to the location of its principal office at the particular time shall be as so specified in such notice.
Versus Technology, Inc.
Attention:  Controller
2600 Miller Creek Road
Traverse City, Michigan  49684

13. No Rights as Stockholder, etc. Until the exercise of the conversion rights of the Registered Holder of this Debenture, the holder of this Debenture shall not have or exercise any rights by virtue hereof as a stockholder of the Corporation.

14. Forbearance from Suit or Adverse Action. No holder of this Debenture may institute any suit or proceeding, or take any action as a secured party against the property of the Corporation pursuant to this Debenture unless the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue join in the suit, action or proceeding, except that this
Section 14 shall not apply to a particular Registered Holder if a Default Event stated in Section 9.1.1 or Section 9.1.3 affects a such Registered Holder proportionately differently from the Registered Holder(s) of 50% or more in Principal Amount of all outstanding Debentures of this issue.

15.  Agreement of Registered Holder.   The Registered Holder or
Registered Holders of this Debenture, by the acceptance hereof, and as part of the consideration for this Debenture, in all respects agree to be governed by the terms of this Debenture and the documents associated herewith.

16. Registration Rights Agreement. The form of Registration Rights Agreement attached hereto is incorporated herein by reference.
The holders of the Common Stock issued pursuant to the conversion rights of a Debenture of this issue shall have the rights accorded to them as stated in said Registration Rights Agreement.

17.  Miscellaneous.  PRIVATE   This Debenture shall inure to the
benefit of and be binding upon the heirs, personal representatives, successors and assigns of the respective parties hereto. This Debenture constitutes and fully integrates the entire understanding between the parties hereto, and is intended to supersede and cancel all prior written or oral understandings between them dealing with the subject matter hereof. This Debenture may not be changed orally, but only in writing, signed by the party against whom enforcement of any waiver, change, amendment, modification, extension or discharge is sought. No other warranties, representations or covenants exist that are not herein contained. For each term and pronoun used in this Debenture, the singular number includes the plural number, and vice versa, and any gender, whether masculine, feminine, or neuter, includes the other genders, as appropriate and as the context may reasonably require. The invalidity of any paragraph, provision or part hereof shall not affect the validity of any other paragraph, provision or part hereof. This Debenture shall be construed as a whole and in accordance with its fair meaning. Captions, if any, and organization are for convenience and shall not be used in construing its meaning. Each party shall, upon reasonable request, execute and deliver such other and further documents as may be necessary and proper to effectuate this Debenture. This Debenture shall be interpreted and enforced in accordance with the laws of the State of Michigan, excluding any conflicts-of-law rule or law which refers to the laws of another jurisdiction. In the event of litigation arising under or in connection herewith, each party consents to the exclusive in personam jurisdiction of the state courts of the State of Michigan, with venue in Traverse City, Michigan, and the nonprevailing party agrees to pay the prevailing party's actual attorney's fees and expenses in connection with any such litigation, in addition to any costs, remedies or damages the court may award. This Debenture constitutes the jointly bargained agreement of the parties, and the construction of this Debenture shall not be altered or influenced by the fact or presumption that one party had a greater or lesser hand in drafting this Debenture. If the date for performance of any act hereunder falls on a Saturday, Sunday, or legal holiday, then the time for performance thereof shall be deemed extended to the next successive business day. Whenever it is provided in this Debenture that days be counted, the first day to be counted shall be the day following the date on which the event causing the period to commence occurs. This Debenture is intended solely for the benefit of the parties hereto and their successors, heirs and assigns, and may not be relied upon or enforced by any third party beneficiary.

IN WITNESS WHEREOF, the Corporation has caused this Debenture to be duly executed under its corporate seal.

VERSUS TECHNOLOGY, INC.

ATTEST:                            BY:
_______________________________       _______________________________
   Andrea Beadle, Secretary             Gary T. Gaisser, President
















                                                              Exhibit A

                                ASSIGNMENT

     FOR VALUE RECEIVED, the undersigned hereby assigns to the Secured Convertible Debenture of Versus Technology, Inc., No. _____ and hereby irrevocably appoints ______________, Attorney, to transfer said Debenture on the books of the within named corporation, with full power of substitution in the premises.

WITNESS my hand and seal this _____day of_________,_____.

                                   _____________________________ (SEAL)

                                   _____________________________ (SEAL)

WITNESS:

___________________

___________________


State of________________)
County of_______________)

Subscribed and sworn before me, a notary public, on this ____ day of _____,__

______________________
Notary Public
My commission expires: _________



























                                                            Exhibit 4(l)

                         REGISTRATION RIGHTS AGREEMENT

REGISTRATION RIGHTS AGREEMENT, dated as of this 31st day of May, 1999, between VERSUS TECHNOLOGY, INC., a Delaware corporation (the
"Corporation"), and the persons set forth on Schedule A hereto (the
"Investors").

                         W I T N E S S E T H

WHEREAS, the Corporation agreed to provide the Investors with registration rights as set forth herein as further consideration for the purchase by the Investors of up to [$3,000,000] in aggregate principal amount of Secured Convertible Debentures (the "Debentures") of the Corporation closing as of the date of this Agreement.

NOW, THEREFORE, in consideration of the foregoing and the terms and conditions hereof, the parties hereto agree as follows:

1. Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

Affiliate and Associate: Such terms shall have the respective meanings assigned to them pursuant to Rule 12b-2 under the Exchange Act.

Commission: The United States Securities and Exchange Commission and any successor federal agency having similar powers.

Exchange Act: The Securities Exchange Act of 1934, as amended, or any similar federal statute, and the rules and regulations thereunder, all as at the time in effect.

Person: An individual, partnership, joint venture, corporation, trust, unincorporated organization or the government or any department or agency thereof.

Registrable Securities: All of the Corporation's restricted Common Stock, $.01 par value ("Common Stock") issuable or issued by the Corporation upon conversion of the Debentures by the Investors in the initial aggregate share amount set forth on Exhibit A and subject to adjustment as set forth in the Debentures.

Registration Expenses: Except as otherwise specifically provided herein, all of the Corporation's out-of-pocket expenses, without limitation as to amount, incident to the Corporation's performance of or compliance with Section 2 herein, including, without limitation, all fees and expenses, outside messenger and delivery expenses, the fees and disbursements of counsel for the Corporation and of its independent public accountant, and any fees and disbursements of underwriters customarily paid by issuers or sellers of securities and the expenses of one firm of attorneys (selected by those Investors collectively owning 50% or more of the Registrable Securities) who shall represent the Investors. Registration Expenses shall not include any underwriter's discounts, commissions or transfer taxes paid by the Investors.

Securities Act: The Securities Act of 1933, as amended, or any similar federal statute, and the rules and regulations thereunder, all as at the time in effect.

2.    Registration

2.1 Registration on Request (Demand Registration). (a) Request. At any time more than six (6) months after the date hereof and no later than five (5) years from the time any shares of Common Stock are issued upon the exercise of conversion rights under the Debentures, upon the written request of Investors owning fifty percent or more of the Registrable Securities outstanding at that time as a result of conversion or 3,000,000 shares of Registrable Securities
(subject to adjustment as provided in the Debentures) outstanding at that time as a result of conversion, whichever number is higher, that the Corporation effect the registration under the Securities Act of all or part of each Investor's Registrable Securities specifying the intended method or methods of disposition thereof, the Corporation will use its best efforts to effect the registration under the Securities Act of such securities to permit their disposition (in accordance with the intended methods thereof as aforesaid) and keep such registration effective for a period of not less than nine (9) months, provided that if such registration may then be effected by the Corporation on Form S-3 or any successor Form of registration, then the Corporation shall keep such registration effective until the later of nine months or until the Registrable Securities may be sold publicly pursuant to Rule 144(k) promulgated under the Securities Act by persons who are not affiliates of the Corporation. The Corporation shall be obligated to effect only one registration under this Section 2.1 on Forms S-1 or S-2 (or their equivalent successor forms) and no more than three registration statements on Form S-3 (or its equivalent successor forms) per calendar year. If a registration fails to become or remain effective for any reason then such registration shall not be counted as a demand registration under this Section 2.1

(b)   Registration Statement Form.  Registrations under this
Section 2.1 shall be on an appropriate registration form of the Commission as determined by the Corporation and shall permit the disposition of the Registrable Securities in accordance with the intended method or methods of disposition specified in the Investors' request for such registration.

(c)   Expenses.  The Corporation will pay all Registration
Expenses in connection with any registration of the Registrable Securities.

2.2 Incidental Registration (Piggyback Registration). (a) Notice and Request. If the Corporation at any time proposes to register any of its securities under the Securities Act (except registrations solely for registration of shares in connection with an employee benefit plan or a merger or consolidation), whether or not for sale for its own account, it will each such time give prompt written notice, making reference to this Section of this Registration Rights Agreement, to the Investors of its intention to do so. Upon the written request of any Investor within 30 days after the receipt of any such notice (which request shall specify the Registrable Securities intended to be disposed of by the Investor, the Corporation will use its best efforts to effect the registration under the Securities Act of all Registrable Securities which the Corporation has been so requested to register by the Investor as part of the incidental registration, provided that if the Corporation shall determine for any reason not to register or to delay registration of such securities the Corporation may, at its election, give written notice of such determination to the Investors, and, thereupon, (i) in the case of a determination not to register, shall be relieved of its obligation to register any Registrable Securities in connection with such registration, without prejudice, however, to the rights of the Investors to request that such registration be effected as a registration under Section 2.1, and (ii) in the case of a determination to delay registering, shall be permitted to delay registering any Registrable Securities, for the same period as the delay in registering such other securities. No registration effected under this Section 2.2 shall relieve the Corporation of its obligation to effect any registration upon request under
Section 2.1. The Registration Expenses of the Investors shall be paid by the Corporation.

(b) Underwriters Cutback. If, in any incidental registration referred to in Section 2.2(a) above, the managing underwriter or underwriters thereof shall advise the Corporation in writing that in its or their reasonable opinion the number of securities proposed to be sold in such registration exceeds the number that can be sold in such offering without having a material effect on the success of the offering (including, without limitation, an impact on the selling price or the number of shares that any participant may sell), the Corporation will include in such registration only the number of securities that, in the reasonable opinion of such underwriter or underwriters can be sold without having a material adverse effect on the success of the offering as follows: (i) first, all of the shares to be issued and sold by the Corporation and (ii) second, the Registrable Securities requested to be included in such registration by the Investors and any other Person pro rata on the basis of the aggregate number of shares requested to be included.

(c) Purchases and Sales of Shares of Common Stock during Registration Process. The Investors participating in any incidental registration of Registrable Securities agree to execute and deliver in connection with any such registration an agreement in form and substance reasonably satisfactory to the Corporation and the Investors prohibiting the Investors from effecting purchases and/or sales or distributions of securities of the Corporation of the same class as the Registrable Securities so registered, including but not limited to a sale pursuant to Rule 144 under the Securities Act (except as part of such underwritten offering), during such periods, if any, as are required under Regulation M promulgated under the Exchange Act and such other customary periods as are reasonably requested by the Corporation and/or the underwriter(s).

2.3 Registration Procedures. Whenever the Corporation is required to effect the registration of any Registrable
Securities under the Securities Act as provided in Sections
2.1 and 2.2, it shall, as expeditiously as possible:

   (a) prepare and (within 90 days after a request for registration is given to the Corporation or as soon thereafter as possible) file with the Commission a registration statement with respect to such Registrable
Securities and use its best efforts to cause such registration statement to become and remain effective;

   (b) prepare and file with the Commission such amendments and supplements to the registration statement and prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act for at least nine (9) months if under 2.1 and at least 90 days if under 2.2;

   (c) promptly furnish to each Investor participating such number of conformed copies of such registration statement and of each amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus contained in such registration statement (including each preliminary prospectus and any prospectus supplement) and any other prospectus filed under Rule 424 under the Securities Act, in conformity with the require-ments of the Securities Act, and such other documents, as such Investor may reasonably request;
   (d) use its best efforts to register or qualify all Registrable Securities and other securities covered by such registration statements under such other securities or blue sky laws of such jurisdictions where an exemption is not available and as the Investors participating shall reasonably request, to keep such registration or qualification in effect for so long as such registration statement remains in effect, and take any other action which may be reasonably necessary or advisable to enable the Investors participating to consummate the disposition in such jurisdictions of the securities owned by them, except that the Corporation shall not for any such purpose be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not but for the requirements of this subdivision (iv) be obligated to be so qualified or to consent to general service of process in any such jurisdiction; and
   (e) promptly notify each Investor participating, at any time when a prospectus forming a part of such registration statement is required to be delivered under the Securities Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made, and at the request of the participating Investors promptly prepare and furnish to the participating Investors a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they are made.

   (f) Promptly notify all Investors in writing of a requested registration request under Section 2.1 and promptly notify participating Investors after it shall receive notice thereof of the time when any registration statement has become effective, or a supplement to any prospectus forming a part of such registration statement has been filed.

2.4 Limitations, Conditions and Qualifications to Obligations under Registration Covenants. The obligations of the Corporation to use its reasonable efforts to cause the Registrable Securities to be registered under the Securities Act are subject to each of the following limitations, conditions and qualifications.
   (a) Year End Financials. The Corporation shall not be obligated to file any registration statement pursuant to
Section 2.1 hereof at any time if the Corporation would be required to include financial statements audited as of any date other than the end of its fiscal year unless the reason for such audit is due to the Corporation's failure or refusal to properly comply with Section 3.

   (b) The Corporation shall be entitled to postpone for a reasonable period of time the filing of any registration statement otherwise required to be prepared and filed by it pursuant to Section 2.1 if the Corporation determines, in its reasonable judgment, that such registration and offering would interfere with any financing, acquisition, corporate reorganization or other proposed material transaction involving the Corporation or any of its Affiliates or that it would require the Corporation to disclose material non-public information that it deems advisable not to disclose and promptly gives the Investor written notice of and the bases for such determination; provided, however, that such restriction shall be effective for a period not to exceed 30 days and the Corporation may only institute such restriction once during any twelve month period. Further, the Corporation shall have the right to require each Investor participating in a registration under Section 2.1 to refrain from selling securities in a public offering for a period of up to 90 days during the effectiveness of any registration statement if the Corporation shall reasonably determine that such sale would interfere with any transaction involving the Corporation as described above or that such registration would require disclosure of such material non-public information; provided that Investors shall not be restricted from effecting transactions to a greater degree than any similar restriction to which any other holder of shares of the Corporation's Common Stock are subject. If pursuant to the preceding sentence the Corporation has required the Investor to discontinue the sale of securities during the effectiveness of a registration statement, then the period of time any such registration statement must be kept effective pursuant to Section 2.3(b) hereof shall be extended for a period equal to the length of such discontinuance.

  (c) If the Investor proposes that the sale of Registrable Securities pursuant to Section 2.1 hereof be an underwritten offering, the Corporation shall have the right to approve the choice of underwriters who undertake such offering.

2.5 Indemnification. (a) Indemnification by the Corporation. The Corporation will, and hereby does, indemnify and hold harmless, each Investor, its members, directors and officers, any underwriter and each other Person, if any, who controls any Investor or any such underwriter, (each, an "Indemnified Party") from and against any losses, claims, damages or liabilities, to which any Indemnified Party may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement filed under the Securities Act or any prospectus contained therein, or any omission or alleged omissions to state therein a material fact required to be stated therein or necessary to make the statements therein in light of the circumstances in which they were made not misleading, and the Corporation will reimburse each Indemnified Party for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim or liability or action or proceeding in respect thereof; provided that the Corporation shall not be liable in any such case to an Indemnified Party to the extent that any such loss, claim, damage, liability or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement or any such prospectus, in reliance upon and in conformity with written information furnished to the Corporation by or on behalf of such Indemnified Party, specifically stating that it is for use in the preparation thereof; and provided, further, that the Corporation shall not be liable in any case to the extent that such loss, claim, damage, liability or expense arises out of an untrue or alleged untrue statement or omission or alleged omission in a prospectus, if such statement or omission is corrected in an amendment or supplement to the prospectus and the Investor thereafter fails to deliver such prospectus as amended or supplemented prior to or concurrently with the sale of the Registrable Securities. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of any Indemnified Party and shall survive the transfer of such securities by the Investor.

   (b) Indemnification by the Investors. The Corporation may require, as a condition to including any Registrable
Securities in any registration statement filed pursuant to
Section 2.1 or 2.2, that the Corporation shall have received an undertaking satisfactory in all respects to it from each Investor participating, to indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision (a) of this Section 2.5) the Corporation, each director of the Corporation, each officer of the Corporation and each other person, if any, who control the Corporation within the meaning of the Securities Act, with respect to any statement or alleged statement in or omission or alleged omission from such registration statement or any prospectus contained therein, if such statement or alleged statement or omission or alleged omission was made in reliance upon and in strict conformity with written information furnished to the Corporation by the Investor specifically for use in the preparation of such registration statement or prospectus.
Such indemnity shall remain in full force and effect, regardless of any investigation made by or on behalf of the Corporation or any such director, officer or controlling person and shall survive the transfer of such securities by the Investor.

   (c) Notices of Claims, etc. Promptly after receipt by an indemnified party of actual notice of the commencement of any action or proceeding involving a claim referred to in the preceding subdivisions of this Section 2.5, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this
Section 3.6, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice. In case any such action is brought against an indemnified party, unless in such indemnified party's reasonable judgment a conflict of interest between such indemnified and indemnifying parties may exist in respect of such claim, the indemnifying party shall be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation. No indemnifying party shall be liable for any settlement of any action or proceeding effected without its written consent. No indemnifying party shall, without the consent of the indemnified party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

    (d) Other Indemnification. Indemnification similar to that specified in the preceding subdivisions of this Section
2.5 (with appropriate modifications) shall be given by the Corporation and the Investors with respect to any required registration or other qualification of securities under any Federal or state law or regulation of any governmental authority other than the Securities Act.

3. Reporting Requirements Under the Exchange Act. The Corporation shall timely file such information, documents and reports as the Commission may require or prescribe under either Section 13 or 15(d) (whichever is applicable) of the Exchange Act. The Corporation shall thereafter, whenever reasonably requested by any Investor, notify such Investor in writing whether the Corporation has, as of the date specified by such Investor, complied with the Exchange Act reporting requirements to which it is subject for a period prior to such date as shall be specified by such Investor. The Corporation acknowledges and agrees that the purposes of the requirements contained in this Section 3 are: (i) to enable any such Investor to comply with the current public information requirement contained in Paragraph (b) of Rule 144 under the Securities Act should such Investor ever wish to dispose of any of the securities of the Corporation acquired by it without registration under the Securities Act in reliance upon Rule 144 (or any equivalent successor provision); and (ii) to qualify the Corporation for the use of registration statements on Form S-3, or its equivalent successor form, with respect to secondary distributions. In addition, the Corporation shall take such other reasonable measures and file such other information, documents and reports as shall hereafter be required by the Commission as a condition to the availability of Rule 144 under the Securities Act (or any equivalent successor provision).

4. Limitations On Subsequent Registration Rights. From and after the date hereof, the Corporation shall not, without the prior written consent of Investors holding at least 50% of the Registrable Securities enter into any agreement with any holder or prospective holder of any securities of the Corporation that would allow such holder or prospective holder of any securities of the Corporation to include such securities in any registration filed under Section 2 hereof on a basis preferential to the Registrable Securities in which case such shares and the Registrable Securities shall participate in the offering pro rata.

5. Notices. All communication provided for hereunder shall be sent by first-class mail and, if to a Investor, addressed to it at the address set forth on Exhibit A, or to such other address as the Investor may have designated to the Corporation in writing, and, if to the Corporation, addressed to it at c/o Versus Technology, Inc., 2600 Miller Creek Road, Traverse City, MI 49684, Attention: President, or to such other address as the Corporation may have designated to the Investor in writing.

6. Assignment. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors and assigns including, without limitation, transferees or assignees of Registrable
Shares.

7. Descriptive Headings. The descriptive headings of the several sections and paragraphs of this Agreement are inserted for reference only and shall not limit or otherwise affect the meaning hereof.

8. Governing Law. This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the laws of the State of Michigan, without regard to principles of conflicts of law.

9. Counterparts. This Agreement may be executed simultaneously in any number of counterparts, each of which shall be deemed an original, but all such counterparts shall together constitute one and the same instrument.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered by their respective officers thereunto duly authorized as of the date first above written.

VERSUS TECHNOLOGY, INC.


By:_________________________________
      Name:  Gary T. Gaisser
      Title:  President


The Investors by their Agent-in-Fact pursuant to Subscription
Agreements signed by them

AGENT



By:__________________________________
      	Name: David L. Gray

                                            Exhibit 99(a) Press Release

VERSUS TECHNOLOGY REPORTS RECORD SALES AT ANNUAL SHAREHOLDER'S MEETING

Shareholders Elect Board Members, Approve Reverse Stock Split and
Approve Employee Stock Option Plan

Traverse City, Michigan, April 28, 1999  - -  Versus Technology (OTC
BB: VSTI), at its Annual Meeting of Shareholders, reported record revenues for Fiscal 1998 and for the first quarter of Fiscal 1999. Revenue growth of 108% over the previous year propelled Versus to a total of $3.2 million in revenue for fiscal 1998. First quarter 1999 revenue was $924,000, a 55% increase over first quarter 1998. "Our record 1998 performance followed by a record first quarter, underscores our focus on our overall company strategies of continued growth, commitment to research and development, and enhancement of our product applications," said Gary Gaisser, President and Chief Executive Officer. Increased revenue combined with lower manufacturing costs drove a decrease in total costs of revenues from 78% in fiscal 1997 to 46% in fiscal 1998. Versus is a Traverse City, Michigan based developer and manufacturer of infrared (IR) location, data collection and communication products for healthcare and other industries.

Shareholders elected Samuel Davis, Julian Schroeder, David Gray and Gary Gaisser to the Board of Directors. Davis is former President and CEO of Mt. Sinai Hospital in New York City and is currently President of Sam Davis and Associates. Schroeder is a Director, International Fixed Income Research, with Schroder & Co., Inc, a registered broker-
dealer.   Gray is President of Tortola Enterprises, Inc., a consulting firm that provides business management services to a diverse group of domestic and international operating businesses.

As part of the Company's commitment to strengthening the leadership of its Board of Directors, James D. Ross, J.D. was appointed to the Board. "We are pleased to have Mr. Ross on the Board. His expertise in business development, risk management, corporate strategy and his extensive board level experience will prove to be quite an asset," stated Gaisser. Ross is currently the Managing Director for FIMG, Capital Management, (Traverse City, Michigan) a major shareholder of Versus. Previously, Ross was the Executive Vice President of Aegon, USA, one of the top ten insurers worldwide with over $100 billion in assets.

Versus also announced the approval of a ten-for-one reverse stock split to be implemented at a time to be chosen at the discretion of
management.   Although there can be no assurance that a listing will
occur, increasing the price of the Common Stock is one requirement for the Company to have the Common Stock listed on the NASDAQ Small Cap Market, which the Company believes would offer advantages to
Shareholders.   "Versus' management now has the option to affect this
reverse split when it believes the split will support the strategic goals of the Company," said Davis, Chairman of the Board of the Directors.

Shareholders also approved the 1999 Employee Incentive Stock Option Plan authorizing the use of stock options to provide incentives to
eligible employees of the Company.   "We are pleased to be able to
offer this incentive to our employees so they continue to promote the best interest of the Company and enhance its long-term performance," stated Gaisser. "It's a powerful tool to use to encourage valuable employees to join or remain with the Company."

During the information session, Versus indicated planned revenue growth will be generated by the new, patented infrared (IR) and radio frequency (RF) locating products that were showcased at the annual meeting. The IR/RF Com badge and the innovative DataBand(TM), a disposable patient ID band, combine both infrared and radio frequency technologies for patient and staff location to provide a mobile communication link between patients and caregivers. "Research and Development has been a primary focus for Versus," stated Henry Tenarvitz, Executive Vice President of Operations. "It has enabled the development of our new products that will enhance staff and equipment utilization and aid in improving patient care."

Versus plans to continue with its strategic initiatives to integrate with other healthcare information and technology providers and to expand into new applications. "We plan to use our patented technologies, additional applications, and an increased number of resellers to sustain our quarter-to-quarter growth," stated Rick Salzer, Executive Vice President of Sales and Marketing. "With all of the financial and labor pressures the healthcare industry must deal with, we believe this market is in need of the types of improvements the application of our technologies can provide."

Versus Technology, Inc. (http://www.versustech.com) is a leading provider of infrared applications and systems. It has pioneered infrared technology for real-time, on-line locating of people and equipment. Versus Technology's patented locating systems monitor the precise location of people and equipment using infrared light and networks of infrared sensors installed throughout a facility. Small, lightweight badges worn by patients, personnel and attached to equipment transmit a code to the sensors to provide real-time location and other information. The systems, currently in application in hospitals, corporate facilities, government facilities and other complexes, locate patients, personnel or equipment for improved workflow and other purposes.

SAFE HARBOR PROVISION

This press release may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.























































                                          Exhibit 99 (b) Press Release

VERSUS TECHNOLOGY ISSUES $1.5 MILLION IN CONVERTIBLE DEBENTURES
           Funding to be used for new product launch

Traverse City, Michigan, June 8, 1999 --  Versus Technology (OTC BB:
VSTI), reported today it has completed a private placement of $1.5 million in convertible debentures to a number of investors. "The completion of this transaction provides us with the necessary funds to complete development of our DataBand(TM) (see release dated November 16, 1998) and accelerate its launch," said Gary Gaisser, President and Chief Executive Officer.

The innovative DataBand(TM), which is currently in the prototype phase, is a disposable patient ID band, combining both infrared and radio frequency technologies for patient location to provide a mobile communication and information link between patients and caregivers. "Development of the DataBand(TM) has been a primary focus for Versus," stated Henry Tenarvitz, Executive Vice President of Operations. "The next step is to engineer post prototype modifications and software enhancements that will allow us to bring the DataBand(TM) to commercial realization." Combined with the interoperability of the Versus Information System's open platform, the DataBand(TM) is designed to automatically and accurately provide location data to drive existing facility-wide billing and scheduling systems.

In addition to using the added funds for product development, Versus also expects to expand its marketing programs to ensure awareness of all its products and, in particular, the new DataBand(TM). "Versus is ready to capitalize on its leadership position in locating technology," stated Rick Salzer, Executive Vice President of Sales and Marketing. "Our unique set of capabilities puts us in a position to provide our customers with tools to access and use information that goes well beyond determining the location of an individual or a piece of equipment. We can use location information to create applications that help in asset management, security, improved patient care, and much more."

Versus Technology, Inc. (http://www.versustech.com) is a leading provider of infrared applications and systems. It has pioneered infrared technology and the associated software for real-time, on-line locating of people and equipment. Versus Technology's patented locating systems monitor the precise location of people and equipment using infrared light and networks of infrared sensors installed throughout a facility. Small, lightweight badges worn by patients, personnel and attached to equipment transmit a code to the sensors to provide real-time location and other information. Versus systems, currently in application in hospitals, corporate facilities, government facilities and other complexes, locate patients, personnel or equipment for improved workflow and other purposes.

SAFE HARBOR PROVISION

This press release may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

#  #  #