Form 10QSB
period 1999-07-31
VERSUS TECHNOLOGY INC
filed 1999-09-14
CIK 842638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                          FORM 10-QSB


      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended July 31, 1999

      ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 Commission File No. 0-17500


                   VERSUS TECHNOLOGY, INC.
 (Exact name of small business issuer as specified in its charter)


           Delaware                         22-2283745
  (State of Incorporation) (I. R. S. Employer Identification Number)


     2600 Miller Creek Road Traverse City, Michigan     49684
       (Address of principal executive offices)      (Zip Code)


               Registrant's telephone number:   (231) 946-5868



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ( X ) No ( )


As of August 31, 1999 the issuer had outstanding 38,495,097 shares of common stock, par value $.01 per share.




                             VERSUS TECHNOLOGY, INC.
                              Index to Form 10-QSB

PART I                                                                 PAGE
                             FINANCIAL INFORMATION

Item 1   Financial Statements:

         Consolidated Balance Sheets as of July 31, 1999
         (Unaudited) and October 31, 1998                               3-4

         Consolidated Statements of Operations for the
         Three and Nine months ended July 31, 1999 and
         1998 (Unaudited)                                                 5

         Consolidated Statements of Cash Flows for the
         Nine months ended July 31, 1999 and 1998(Unaudited)            6-7

         Notes to Consolidated Financial Statements                    8-10

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          11-14

PART II                   OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                       15

Item 6   Exhibits and Reports on Form 8-K                                17

         Signatures                                                      18




                          VERSUS TECHNOLOGY, INC.
                        Consolidated Balance Sheets
===========================================================================
                                         July 31, 1999    October 31, 1998
                                          (Unaudited)
      ASSETS                            ---------------    ---------------

Current Assets

Cash and cash equivalents                 $ 1,869,000         $  698,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $45,000 and
   $60,000                                    613,000            517,000

Inventories - purchased parts
   and assemblies                             249,000            155,000

Prepaid expenses and other
   current assets                              62,000             64,000
                                        ---------------    ---------------
Total Current Assets                        2,793,000          1,434,000
                                        ---------------    ---------------

Property and Equipment, net of
   accumulated depreciation of
   $236,000 and $173,000                       227,000           237,000

Software Development Costs, net
   of accumulated amortization
   of $219,000 and $163,000                    381,000           437,000

Goodwill, net of accumulated
   amortization of $455,000 and
   $338,000                                  1,884,000         2,001,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $716,000 and
   $556,000                                  1,274,000         1,434,000

Deferred Financing Costs, net of
   accumulated amortization of
   $0                                          110,000              -
                                        ---------------    ---------------
                                           $ 6,669,000         5,543,000
                                        ===============    ===============

LIABILITIES AND SHAREHOLDERS'
           EQUITY

Current Liabilities

Accounts payable                           $   357,000       $   453,000

Accrued expenses                               107,000           119,000

Deferred revenue - customer
   advance payments                             20,000            25,000

Note payable                                      -               80,000
                                         --------------    ---------------
Total Current Liabilities                      484,000           677,000
                                         --------------    ---------------
Long-Term Liabilities

Long-term debt                               2,000,000               -
                                        ---------------    ---------------
Total Liabilities                            2,484,000           677,000
                                        ---------------    ---------------
Shareholders' Equity

Common stock, $.01 par value;
   75,000,000 and 50,000,000
   shares authorized; 38,495,097
   and 38,362,700 shares issued
   and outstanding                             385,000           384,000

Additional paid-in capital                  33,360,000        33,249,000

Accumulated deficit                       ( 29,444,000 )    ( 28,577,000 )

Unearned compensation                     (    116,000 )    (    190,000 )
                                        ---------------    ---------------
Total Shareholders' Equity                   4,185,000         4,866,000
                                         --------------    ---------------
                                           $ 6,669,000         5,543,000
                                        ===============    ===============

              See accompanying notes to consolidated financial statements.




                                VERSUS TECHNOLOGY, INC.
                        Consolidated Statements of Operations
                                     (Unaudited)
============================================================================
                     Three Months Ended July 31,  Nine Months Ended July 31,
                          1999          1998          1999          1998
                      ------------  ------------  ------------  ------------
Revenues              $   859,000   $   840,000   $ 2,665,000   $ 2,094,000

Operating expenses:

   Cost of revenues       357,000       354,000       989,000       994,000

   Research and
   development            112,000        41,000       389,000       307,000

   Sales and marketing    312,000       330,000       991,000       887,000

   General and
   administrative         358,000       390,000     1,166,000     1,230,000
                      ------------  ------------  ------------  ------------
                        1,139,000     1,115,000     3,535,000     3,418,000
                      ------------  ------------  ------------  ------------
Loss From Operations (   280,000 ) (   275,000 ) (   870,000 ) ( 1,324,000 )

Other Income (Expense)

   Interest income         15,000        10,000        24,000        44,000

   Interest expense  (    21,000 )        -      (    21,000 )        -
                      ------------  ------------  ------------  ------------
                     (     6,000 )      10,000         3,000        44,000
                      ------------  ------------  ------------  ------------
Net Loss            $(   286,000 )$(   265,000 )$(   867,000 )$( 1,280,000 )
                      ============  ============  ============  ============

Basic and Diluted Net
   Loss Per Share   $(     .01   )$(     .01   )$(     .02   )$(     .03   )
                      ============  ============  ============  ============

                See accompanying notes to consolidated financial statements.




                           VERSUS TECHNOLOGY, INC.
                   Consolidated Statements of Cash Flow
                              (Unaudited)
============================================================================
                                               Nine Months Ended July 31,
                                                 1999               1998
                                           ---------------  ---------------
Operating activities
   Net Loss                                $(    867,000 )  $(  1,280,000 )
   Adjustments to reconcile net
     loss to net cash used in
     operating activities:
     Depreciation and amortization               396,000          360,000
     Amortization of unearned
       compensation                              107,000           86,000
     Directors' compensation                      78,000           37,000
   Changes in operating assets
     and liabilities:
     Accounts receivable                    (     96,000 )        210,000
     Inventories                            (     94,000 )   (     44,000 )
     Prepaid expenses and other
       current assets                              2,000            3,000
     Accounts payable                       (     96,000 )   (    140,000 )
     Accrued expenses                       (     12,000 )        157,000
     Deferred revenues - customer
       advance payments                     (      5,000 )   (    336,000 )
Net cash used in operating                 ---------------  ---------------
   Activities                               (    587,000 )   (    947,000 )
                                           ---------------  ---------------

Investing activities:
   Changes in notes receivable                      -        (      5,000 )
   Additions to property and
     Equipment                              (     53,000 )   (     37,000 )
   Additions to patents and other
     Intangible assets                              -        (     25,000 )
Net cash provided by investing             ---------------  ---------------
    Activities                              (     53,000 )   (     67,000 )
                                           ---------------  ---------------
Financing activities:
   Issuance of Long-term debt                  2,000,000             -
   Debt financing costs                     (    110,000 )           -
   Issuance of common stock                        1,000            1,000
   Payments on notes payable                (     80,000 )   (     86,000 )
Net cash used in financing                 ---------------  ---------------
   Activities                                  1,811,000     (     85,000 )
                                           ---------------  ---------------

Net decrease in cash and cash
   Equivalents                                 1,171,000     (  1,099,000 )
                                           ---------------  ---------------
Cash and cash equivalents,
   beginning of period                           698,000        1,871,000
                                           ---------------  ---------------
Cash and cash equivalents, end of
   Period                                  $   1,869,000    $     772,000
                                           ===============  ===============

Supplemental cash flow information

During the first nine months of fiscal 1999, the Company issued 162,450 shares of additional non-vested Employee Incentive Restricted Stock and repurchased 30,053 shares of similar stock from terminated employees, all at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. During the same period in fiscal 1998, 105,000 shares were issued and 5,724 shares were repurchased. Unearned compensation of $58,000 and $104,000 was recorded for the stock issued and unearned compensation of $25,000 and $45,000 related to the repurchased shares was cancelled during the nine months ended July 31, 1999 and 1998, respectively.

On April 23, 1999 the Company issued Non Qualified Stock Options to Directors valued at $0.115 per option for accounting purposes. The options vest after one year and are exercisable at $0.165 per share. Directors' compensation expense relating to stock options issued during 1999 amounted to $78,000 for the nine months ended July 31, 1999.

On April 24, 1998 the Company issued Non Qualified Stock Options to directors valued at $0.36 per option for accounting purposes. The options vested after one year and are exercisable at $0.515 per share. During the nine months ended July 31, 1998, $27,000 was recorded as earned compensation for the grant of these options. On June 16, 1998, the Company issued additional Non Qualified Stock Options to the Chairman of the Board of Directors, valued at $0.36 per option for accounting purposes. The options vested on April 23, 1999 and are exercisable at $0.50 per share. During the nine months ended July 31, 1998, $10,000 was recorded as earned compensation for the grant of these options.

On June 29, 1999 the Board of Directors elected Mr. Samuel Davis as Chairman of the Board from April 23, 1999 until the next Annual
Meeting of Shareholders and granted Mr. Davis an option to purchase 73,000 shares of the Company's common stock. One half of the option vests effective October 31, 1999 and the other half effective January 31, 2000. Vesting is contingent on the Company attaining specified financial performance targets. The option is exercisable over a five-year period at a price of $0.155 per share, which was the then current fair market value of the common stock.

           See accompanying notes to consolidated financial statements.




                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                              July 31, 1999

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 1999, the results of operations for the three and nine months ended July 31, 1999 and 1998 and cash flows for the nine months ended July 31, 1999 and 1998. The results of operations for the three and nine months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2  Principles of Consolidation

The consolidated financial statements include the accounts of Versus and Olmsted Engineering Co., its wholly owned subsidiary. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Note 3  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding. The Company has not included the effects of options, warrants, convertible debentures and the outstanding shares under its Employee Incentive Restricted Stock Bonus Plan in its calculation of diluted earnings (loss) per share due to their anti-dilutive effect. The resulting weighted average shares outstanding were 38,025,106 for the three and nine months ended July 31, 1999 and 1998.

Note 4  New Accounting Standards Not Yet Adopted

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not expect to change the Company's operating segment groupings based on its analysis of the new standard. Results of operations and financial position will be unaffected by implementation of this standard.

Note 5  Reclassifications

Certain reclassifications have been made to 1998 balances to conform to classifications used in 1999.

Note 6  Long Term Debt

Effective May 31, 1999, the Company issued $1,550,000 of it's Prime
Rate Secured Convertible Debentures due April 30, 2004.  Between May
31, 1999 and August 18, 1999 the Company issued an additional
$1,450,000 in debentures with like terms resulting in total debentures outstanding of $3,000,000. Interest is payable quarterly on the first days of August, November, February and May. Debentures bare interest at prime which was 73/4% for the period ended July 31, 1999. The Debentures may be redeemed by the Company at any time after October 31, 2001 or when the price of the Company's common stock is quoted at $0.50 per share for 14 continuous days subject to minimum average volume tests being met in the previous 90 days. The debentures may be converted by the holder at any time at an initial conversion ratio of four shares per dollar held. The conversion ratio is adjustable for future stock changes and mergers.

The debentures are secured by a first priority security interest in the Company's assets.

The debentures are transferable to qualified investors. Shares issued on conversion will bear a restrictive legend.

The Company also entered into a Registration Rights Agreement relative to the debentures issued.

In connection with the issuance of the debentures the Company incurred $110,000 in expenses which have recorded as Deferred Financing Costs. These costs will be amortized over the life of the debentures.

Note 7  Related Party Transactions

The Company and Olmsted moved their principal operating facilities in December 1996 to a building which is beneficially owned by the Company's President. The Company and Olmsted have entered into separate five-year lease agreements calling for aggregate annual rents of $111,000, increasing 4% annually after the first year. The Company and Olmsted have made combined nonrefundable contributions to leasehold improvements amounting to $131,000, in accordance with terms of the lease agreements. Rent expense for the nine months ended
July 31, 1999 and 1998 amounted to $90,000 and $87,000
respectively.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General

Versus Technology, Inc. ("Versus") and its wholly owned subsidiary, Olmsted Engineering Co. ("Olmsted"), operate in two business segments: data collection and processing and systems design and engineering (CAD/CAM). All operations are located in one facility in Traverse City, Michigan.

Infrared locating ("IR Locating") systems are the primary product of Versus. Infrared systems are currently installed in hospitals, corporate facilities, government facilities and other complexes. The system automatically and accurately records the location of badged personnel and equipment and related business information. The system can be used to monitor the precise location of personnel or equipment for health and safety purposes, to control access to secured areas and to automatically record events associated with those activities. The system consists of compact badges, sensors, receivers and a central processing computer. Badges can be attached to people and equipment. Each badge transmits a unique identifying code, which is received and validated by sensors located in each room or zone. The signals are sent to the central processing computer which locates and identifies each badge, collects the information in a database and provides users with a graphical display of people and equipment locations on an ordinary computer monitor or in report form. Optional components allow the use of an ordinary phone switch to automatically "search and locate" personnel and connect phone callers without human intervention. This same feature can also be used to locate equipment. The system can also be supplied with two-way paging, eliminating the overhead noise usually involved with broadcast paging. The entire system is based on Versus' patented proprietary technology involving the transmission and reception of infrared light for use in locating multiple subjects in several areas.

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

Under the Olmsted name, Versus sells and maintains the ACU*CARV(r) product line, which consists of a wide range of manufacturing solutions including software, hardware, support and shop floor communications networks. ACU*CARV(r) is an integrated family of Computer Aided Manufacturing ("CAM") software programs used to operate computer numerically controlled machines mainly in the mold, die and pattern making industries. In addition to revenues from the sale of ACU*CARV(r) products, Versus also receives maintenance and enhancement fees from its customers who, in turn, receive technical support and periodic update releases. Versus also develops, markets and integrates cellular products for the security industry.

The following discussion and analysis focuses on the significant factors which affected the Company's consolidated financial statements during the three- and nine-month periods ended July 31, 1999, with comparisons to 1998 where appropriate. It also discusses the Company's liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Results of Operations

Three Months Ended July 31, 1999 and 1998

During the third quarter of 1999, Versus' revenues were ahead of 1998 levels by 2.3%. The 1999 performance is far more important for the customer base changes than the reported dollar increase. In 1998 Marquette Medical Systems (MMS) accounted for 67% of the third quarter revenues. In 1999, shipments to MMS were zero and the revenues have been replaced with additional reseller and direct sales. The Company also issued $2,000,000 of it's $3,000,000 of convertible debentures which were fully subscribed by the end of August, 1999. Significant progress was made and continues to be made in the development of the Company's disposable patent badge trademarked as the DataBand(tm), and shipments of the first generation DataBand(tm) are expected in the first quarter of fiscal 2000. The Company continued its progress to ISO
9001 certification which is now expected to be accomplished by the second quarter of fiscal 2000.

Third quarter revenues were $859,000 or 2.3% above the fiscal 1998 level of $840,000. Infrared sales of $717,000 were 8% above the same period fiscal 1998 level of $664,000. The increased revenues resulted from increased reseller revenues and additional direct sales. Revenues previously received under the Marquette Medical Systems contract have been replaced with revenues from a wider and more varied customer base. CAD/CAM revenues were $142,000 or 19% below the $176,000 revenues generated for the same three-month period in fiscal 1998. Decreased revenues for third party sales and maintenance were the largest contributing factors. The Company is continuing a mass marketing program for its ACU*CARV(r) 2000 product introduced in the second quarter of fiscal 1999.

Cost of revenues as a percentage of revenues in the third quarter of fiscal 1999 decreased to 42% from 43% for the same quarter in fiscal 1998.

Research and development expenses at $112,000 were $71,000 or 173% higher than the $41,000 expended in the three months ended July 31, 1998. 1999 expenses reflect additional costs expended for the development of the next generation locating badges and the DataBand(tm).

Selling and marketing expenses for the third quarter of fiscal 1999 decreased 5% to $312,000 from the $330,000 expended in the same three months ended July 31, 1998. A reduction in Cad/Cam sales staff was the primary reason for the decreased expenses.

General and administrative expenses of $358,000 were 8% below the $390,000 level for the three months ended July 31, 1998. Decreased professional fees and directors' expenses were partially offset by a $60,000 Michigan franchise tax on the increase in authorized shares.

In the third quarter of fiscal 1999, other income (expense) was $(6,000) compared to 1998 levels of $10,000. Interest expense on the convertible debentures exceeded interest income.

Nine Months Ended July 31, 1999 and 1998

Revenues for the first nine months of fiscal 1999 were $2,665,000 or 27% above the fiscal 1998 level of $2,094,000. Infrared sales of $2,220,000 were 51% above the same period fiscal 1998 level of $1,466,000. During fiscal 1999, five major new installations and two major existing site upgrades were accomplished through direct sales efforts. CAD/CAM revenues were $445,000, 29% below the $628,000 revenues generated for the same nine-month period in fiscal 1998. Decreased third party sales and maintenance accounted for the lower CAD/CAM revenue levels.

Cost of revenues as a percentage of revenues in the first nine months of fiscal 1999 decreased to 37% from 48% for the same period in fiscal 1998. This decrease is attributable to the increased revenue levels and lower IR component manufacturing costs.

Research and development expenses of $389,000 were $82,000 or 27% higher than the $307,000 expended in the first nine months of fiscal 1998. 1999 expenses include additional costs expended in the development of the next generation badges for the locating system and the DataBand(tm).

Selling and marketing expenses for the nine months ended July 31, 1999 increased from $887,000 in the same fiscal period of 1998 to $991,000 or 12% higher. The increased expenses reflect increased sales staff and recruiting expenses.

General and administrative expenses of $1,166,000 were 5% lower than the $1,230,000 level for the same period in fiscal 1998. Reduced professional fees were partially offset by increased franchise taxes referenced above.

In the first nine months of fiscal 1999, other income, net decreased $41,000, or 93%, from 1998 levels due to decreased interest earned on lower cash levels and interest expense incurred on the debentures issued during the third quarter of fiscal 1999.

Liquidity and Capital Resources

As of July 31, 1999 cash on hand was $1,869,000. During the nine months ended July 31, 1999, Versus relied on cash proceeds generated from a private placement of common stock in August 1996 which generated net proceeds of approximately $5.2 million and the private placement of $2,000,000 in secured convertible debentures which were issued by July 31, 1999. An additional $1,000,000 in debentures were issued in August, 1999.

Operating activities (including working capital) consumed $587,000 in cash in the first nine months of 1999 compared to $947,000 in the same period in 1998. Increased sales volumes and higher gross margins were the primary reasons for the improvement. Versus invested $53,000 in capital assets (compared to $37,000 in the prior year) and expended $110,000 in deferred financing costs during the first nine months of fiscal 1999.

During the first nine months of 1999 the balance of the $80,000 note payable was retired.

Effective May 31, 1999 the Company issued in a private placement, secured convertible debentures in the amount of $1,550,000. Included among the debenture holders were a director of Versus, an officer of Versus and a limited liability company of which another Versus director is the managing partner. Since then, additional debentures with like terms were issued in the amount of $1,450,000 bringing the total secured convertible debentures outstanding as of August 31, 1999 to $3,000,000. The limited liability company referenced above also participated in this second round of financing resulting in total holdings of the debenture for that holder of $1,500,000. The proceeds of this funding will be used for working capital, expansion of sales and marketing programs and the DataBand? product launch.

Management believes cash balances remaining will be sufficient to meet projected cash needs for operations and new product developments over the next 12 months.

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

Versus has contacted and received assurances from vendors and suppliers as to their state of readiness for Y2K. Versus believes that current material vendors and suppliers are or will become Y2K compliant or that pre-qualified replacement vendors and suppliers will be utilized instead. Versus has contacted its major customers and is not currently aware of any Y2K issues facing them. Management believes the impact, if any, Y2K problems of its major customers may have on Versus' future operational results or financial condition will not be material.

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

Of the $30,000 estimate, $28,000 has been expended as of September 14, 1999.

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


PART II - OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds

(c) On June 29, 1999 the Board of Directors elected Mr. Samuel Davis as Chairman of the Board from April 23, 1999 until the next Annual Meeting of Shareholders and granted Mr. Davis an option to purchase 73,000 shares of the Company's common stock. One half of the option vests effective October 31, 1999 and the other half effective January 31, 2000. Vesting is contingent on the Company attaining specified financial performance targets. The option is exercisable over a five-year period at a price of $0.155 per share, which was the then current fair market value of the common stock.

Effective May 31, 1999, the Company issued $1,550,000 of it's Prime Rate Secured Convertible Debentures due April 30, 2004. Between May 31, 1999 and August 18, 1999 the Company issued an additional $1,450,000 in debentures with like terms resulting in total debentures outstanding of $3,000,000. Interest is payable quarterly on the first days of August, November, February and May. The Debentures may be redeemed by the Company at any time after October 31, 2001 or when the price of the Company's common stock is quoted at $0.50 per share for 14 continuous days subject to minimum average volume tests being met in the previous 90 days. The debentures may be converted by the holder at any time at an initial conversion ratio of four shares per dollar held. The conversion ratio is adjustable for future stock changes and mergers.

The debentures are secured by a first priority security interest in the Company's assets.

The debentures are transferable to qualified investors. Shares issued on conversion will bear a restrictive legend.

The Company also entered into a Registration Rights Agreement relative to the debentures issued wherein it agreed:

(a) At any time after six months from the debenture's issue date but not later than five years from the time any stock is issued on conversion, to effect a registration under the Securities Act, provided it receives a written request from Investors owning 50% or more of the Registrable Securities outstanding at the time as a result of conversion.

(b) To notify the Investors of any other registrations it intends to effect (except registrations solely for shares in connection with an employee benefit plan or a merger or consolidation) allowing them to "piggy back" on such alternate registration.

(c)  Registration expenses will be paid by the Company.

Item 6 - Exhibits and Reports on Form 8-K

  Exhibit 27 - Financial Data Schedule


  Exhibit 99 (a) Press Release - Versus Technology, Inc. Completes
                                 $3.0 Million Convertible Debenture
                                 Offering
  Exhibit 99 (b) Press Release - Versus Technology's Infrared Operating
                                 System integrated into Saint Thomas
                                 Hospital, Nashville, Tennessee

There were no reports on Form 8-K during the nine months ended July
31, 1998.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS TECHNOLOGY, INC.

By:   /s/ Robert Butler                    By:   /s/ Gary T. Gaisser
     --------------------                       --------------------
     Robert Butler                              Gary T. Gaisser
     Controller and Chief                       President and Chief
     Accounting Officer                         Executive Officer
     (Principal Accounting                      (Principal Executive
     Officer)                                   Officer)

Dated:  September 14, 1999




                                                      Exhibit 99 (a)
                                  Press Release

      VERSUS TECHNOLOGY, INC. COMPLETES $3.0 MILLION CONVERTIBLE
                          DEBENTURE OFFERING

   Versus now pursuing expansion of sales and marketing programs and selected licensing arrangements with proceeds from the second half of convertible debenture private placement.

TRAVERSE CITY, Michigan, August 19, 1999 - Versus Technology (OTC BB:VSTI), reported today it has completed a private placement of a second $1.5 million in convertible, secured, prime rate debentures, due April 30, 2004, completing the $3.0 million offering started last quarter (see release dated 06-08-99). The debentures are convertible at the rate of four shares of Versus common stock for each $1 invested. "The additional funding will be used to expand our sales and marketing team. The funds will also be used to finance programs to pave the way for future licensing arrangements with potential Versus customers" said Rick Salzer, Executive Vice President, Sales and Marketing. "Recently, we have received a number of inquiries from potential customers and competitors regarding possible licensing arrangements to gain the advantages offered by our wide array of patents," reported Gary Gaisser, President and CEO. Versus owns, has exclusive licenses to, or has applied for patent rights covering over a dozen activities related to infrared tracking and location systems.

Versus earmarked the first $1.5 million in debentures to accelerate completion of development and the launch of its new DataBand(tm) wrist badge. "Reaction from customers to prototypes of the DataBand(tm) has been very encouraging" said Gaisser. "Having made the investment in new product development with our first round of financing, this second round will allow us to better service our existing customers and expand our client base at a much faster rate", said Salzer. "With the DataBand(tm), our improved infrared/radio frequency (IR/RF) tag and our equipment identification tags, we can help our customers better manage their patients, staff, and assets."

Versus Technology, Inc. (http://www.versustech.com/) is a leading provider of infrared systems and solutions. It has pioneered infrared technology and associated software for real-time, on-line locating of people and equipment. Versus' patented locating systems monitor the precise location of people and equipment using infrared light and networks of sensors installed throughout a facility. Small and lightweight badges worn by patients, customers, staff or attached to equipment transmit unique codes to the sensors. Versus' badges incorporate radio frequency signals with infrared signals (a patented feature) allowing the system to constantly monitor a badge location. Versus systems are currently used to locate patients/customers, staff or equipment in hospitals, corporate offices, government facilities and other complexes.

Safe Harbor Provision

This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at (http://www.sec.gov). The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

                                           # # #




                                                           Exhibit 99 (b)
                                  Press Release


                 VERSUS TECHNOLOGY'S INFRARED OPERATING SYSTEM
           INTEGRATED INTO SAINT THOMAS HOSPITAL, NASHVILLE, TENNESSEE

Traverse City, Michigan, September 2, 1999, -- Saint Thomas Hospital, Nashville, Tennessee and Versus Technology (OTC BB: VSTI), Traverse City, Michigan, announced today that both would be involved in the development of an infrared operating system designed to locate and analyze the utilization of medical equipment within the hospital.

"We are using the Versus system to track the movement of about one thousand pieces of equipment within our facility," said Michael Landis, Manager of Biomedical Engineering. "With the information this system provides, we will be able to focus our search efforts and track down mobile medical equipment that has historically been very difficult to locate when it is overdue for planned maintenance."

The Versus system will include infrared sensors placed throughout the hospital and small badges placed on equipment as well as the software required to monitor the system. "Saint Thomas has chosen the Versus system to help them be more effective with their preventative maintenance programs. We also believe that we will be able to better measure the utilization of critical pieces of medical equipment and construct a process for better asset management," said Rick Salzer, Executive Vice President at Versus.

The Versus system has been installed on all seven floors within Saint Thomas including patient floors and the hospital's operating suites. Several locations throughout the hospital will have computer monitors that will continuously update the location of medical equipment making finding equipment faster and easier. In addition, through the Versus PhoneVision(tm) capability, Saint Thomas staff members will be able to use any telephone within the hospital to access a voice activated system that will also give location information about a specified piece of equipment.

"Because patients move throughout the facility, healthcare providers, materials managers, and especially biomedical engineering personnel spend a lot of time looking for equipment. Our system can help them reduce the amount of time and the cost associated with those searches and, over time, show that better utilization of existing equipment could result in fewer pieces of equipment being required leading to less capital equipment spending," said Salzer.

Saint Thomas Health Services, a member of the Daughters of Charity National Health System, is anchored by Saint Thomas Hospital, a not-for-profit hospital established in Nashville in 1898. Saint Thomas Health Services offers a wide range of primary care and specialty care services, including one of the nation's top three programs in cardiovascular care.

Versus Technology, Inc. is an innovator in infrared locating technology, which offers real-time locating, data collection and two-way communication capabilities. The systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic, accurate registry of essential management and business processes by monitoring the precise location of personnel or equipment for health and safety purposes, controlling access to secure areas, and automatically recording events associated with these activities.


                                       # # #