Form 10KSB
period 1999-10-31
VERSUS TECHNOLOGY INC
filed 2000-01-21
CIK 842638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-KSB

 (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended October 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements included in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for its most recent fiscal year were $3,297,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $3,740,532 as of January 12, 2000.

As of January 12, 2000, the issuer had outstanding 38,556,421 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional small business disclosure format:     Yes_____     No__X__


                            VERSUS TECHNOLOGY, INC.

                             Index to Form 10-KSB
PART I

Item 1   Description of Business

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

ITEM 1 - DESCRIPTION OF BUSINESS

Versus Technology, Inc. ("Versus") and its wholly owned subsidiary, Olmsted Engineering Co. ("Olmsted") operate in two business segments: data collection and processing; and systems design and engineering. All operations are located in one facility in Traverse City, Michigan.

Versus' primary products are: infrared locating systems, passive data collection systems, radio frequency supervisory systems, asset locating systems and portal detection systems. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic and accurate registry of essential management and business processes by monitoring the precise location of personnel or equipment and automatically recording events associated with their locations.

(a)  Business Development and Principal Products.

Versus Technology, Inc. is a Delaware corporation originally formed in October 1988 to manufacture and market Derived Channel Multiplex ("DCX") alarm systems. Intellectual property and assets (patents, trademarks, etc.) relating to infrared locating ("IR Locating") systems and technology were acquired in 1993, marking Versus' first entry into this wireless and passive data collection technology. The DCX business was sold in November 1994 and company resources were directed toward developing the potential of the IR Locating technology. Versus' primary focus is now the manufacture and distribution of proprietary software and components to support its IR Locating systems.

During 1998 Versus completed development of a combined IR/RF (Radio Frequency) locating badge. In October 1998, Versus successfully demonstrated the interoperability of its system with nine other healthcare information technology providers at the Microsoft Healthcare Users Group (MS-HUG) conference. At the same show Versus also introduced its IR/RF badge. Versus is the only infrared manufacturer to supply an infrared badge that is backed by an RF supervisory signal (there is a patent pending on the combination badge). This dual signaling badge ensures a signal sent by the badge is received even if the line-of-sight to the sensor is blocked as could happen if a badge were covered. Versus also developed a voice recognition version of PhoneVision(tm), another trademarked product that is sold as an option to the base system to provide automatic phone forwarding to a person's location. PhoneVision(tm) provides a simple telephone interface to Nightingale(tm)'s locating data. PhoneVision(tm) can operate with most modern switches or PBX systems and can be configured to automatically forward calls to a location at the user's request. During 1998, Versus also expanded its reseller channel and finished the year with $3,167,000 in total revenues - more than double its $1,524,000 revenues of fiscal 1997.

During fiscal 1999, Versus introduced a number of new products and improvements to its existing products. In May 1999, ACU*CARV(r) 2000, the latest version of its CAD/CAM software product was released. Later in the year, Versus introduced its Room Ready, Hand Washing Compliance, Eagle Eye(tm)and Perimeter Alarm Sentinel (PAS) products - all based on its IR/RF locating technology.

* Room Ready shows a room as clean on a central monitoring station until a non-staff person uses it. When a staff person finishes preparing the room he/she presses a button to alert the main station that the room is ready. The room shows as clean on the monitoring station screen(s) providing a facility wide view of available clean rooms at a central location. The availability of this information allows staff to minimize their time consumed in physically checking room status and also can increase room utilization rates through more efficient scheduling. The room status can also be signaled by a code emitted from the appropriate employee's badge.
* The Hand Washing Compliance product records the activation of soap dispensers in conjunction with staff. ID badges provide evidence of compliance with sterility rules common to the healthcare and food service industries.
* Eagle Eye(tm) is an asset monitoring system that makes intelligent decisions regarding personnel and/or assets as they enter or leave an area.
* PAS is a sensor-based system that allows the Versus badge to recognize when it has breached a perimeter. That event could then signal the system to take an action such as emitting an alarm (audible or silent) or activating a door lock. PAS will provide the security and health care industries with a useful tool in managing patients and assets.

The Room Ready, Hand Washing Compliance, Eagle Eye(tm)and PAS products utilize Versus' patented IR/RF technologies and were developed in response to specific customer requests.

Throughout the last half of fiscal 1999, Versus also expended considerable resources on the development of its Application Specific Integrated Circuit (ASIC) chip. Versus anticipates the ASIC chip, which will be manufactured for Versus, will improve both the design and performance of all Versus' badge offerings.

During fiscal 1999, Versus also further expanded its customer base, decreasing its reliance on major single customers as was the case in prior years.

(b)  Business of the Issuer

Versus currently operates in two business segments:

     *  data collection and processing ("IR" Locating systems)
     *  systems design and engineering

     (1)  Principal Products and Services

Data Collection and Processing Segment

Infrared Locating System and Technology ("IR Locating")

Infrared technology based systems are the primary products of Versus. The IR/RF based systems can be used to monitor and locate people and equipment, control access to secured areas passively and record information regarding these events and activities. The technology owned or licensed by Versus is incorporated in various forms from components to entire assemblies in nurse call and asset control systems under the following partial list of trade names:


   OWNER OF TRADEMARK                         TRADEMARK
------------------------  ----------------------------------------------
Versus Technology, Inc.   Nightingale(tm) Resource Management System
                          PhoneVision(tm) Versus Information System
                          ("VIS(tm)")
                          Eagle Eye(tm)

Rauland Borg               Responder IV(r)
                           Responder III+

Dukane Corporation         ProCare(r) 6000

Zettler                    Sentinel 500

Southwestern Bell          PALS - Personnel and Asset Location System

West Com                   WestCalls(r) Odyseey Plus
                           WestCalls(r) Endeavor

Versus markets its IR products as "Nightingale(tm)", "Versus Information System" (VIS(tm)) and Eagle Eye(tm) for the medical, non-medical and security markets respectively. "PhoneVision(tm)" is sold as an option to the base system to provide voice-activated automatic phone forwarding to a person's location. A lightweight badge (worn by staff or attached to equipment) emits an infrared light signal encoded with information. Sensors, mounted throughout a facility, pick up this signal maintaining the contact between the system and staff and/or equipment. The emitted signal's code is matched to the sensor's unique code allowing the system's software to determine the badge's location, which can then be graphically portrayed on an ordinary computer monitor.

The software collects, organizes and records information from the network, becoming a powerful and accurate management tool. The data recorded by the system can be compiled into any number of reports describing activity. Custom reports can be created for specific needs, and for further flexibility the data can be exported for use in a number of popular database, spreadsheet and statistical programs. This information can be imported directly into existing control software systems of other vendors, providing real-time data on patient, staff and equipment activities. Other user programmable features of the system include directed pages, equipment usage logs, and door openings/closings. Two-way communication is possible by the addition of ordinary speaker components. The entire system is based on Versus' patented proprietary technology involving the transmission and reception of infrared light for use in locating multiple subjects in several areas.

The IR products provide a hands-free (also referred to as passive) personnel and/or equipment locating system designed to locate and manage assets and personnel in medical environments and other professional settings. Once armed with the location information, the system provides a wide range of possibilities for the efficient management of critical and expensive assets. The system can reduce personnel and equipment response times, thus reducing overhead expenditures and increase asset utilization by locating high cost personnel and equipment and provide needed facility scheduling information.

The system's sophisticated software can also make intelligent decisions regarding personnel and/or assets as they enter or leave an area, providing the Company with a unique feature previously unavailable in the security industry.

Versus believes its proprietary position, coupled with low cost components, has positioned its price well below its two primary competitors in the IR Locating segment of the medical industry. The non-specific location provided by Radio Frequency (RF) locating technology (the major competing technology) limits its use in information management systems that require precise location data. Unlike IR waves, RF waves will penetrate through objects, thus making it impossible to pinpoint the specific locations of people and equipment. Combining RF and IR provides a full-time supervisory signal even if the IR signal is blocked due to the badge being covered. Versus' IR product is assembled from a number of components ranging from off-the-shelf computers to production line circuit boards, injection molded cases, software and ethernet concentrators.

Systems Design and Engineering Segment

Under the Olmsted name, Versus sells and maintains the ACU*CARV(r) product line, which consists of a wide range of manufacturing solutions. ACU*CARV(r) is an integrated family of Computer Aided Manufacturing (CAM) software programs used to operate computer numerically controlled (CNC) machines, mainly in the mold, die, and pattern making industries.

Olmsted is also an authorized dealer of AutoCAD(r)and Mechanical
Desktop(r) software produced by Autodesk.

ACU*CARV(r)'s competitive advantage is that it instructs a CNC machine to use circular and linear interpolated toolpaths rather than point-to-point toolpaths. (A toolpath is the distance and direction that the machine moves the cutting tool.) This feature provides a smoother surface finish and reduces the amount of time it takes to cut a part by up to 50 percent. ACU*CARV(r) makes this possible because it sends one arc instruction to the machine. In contrast, a point-to-point system sends a series of line instructions (that represent an arc) to the machine. ACU*CARV(r)'s method of cutting is referred to as "z-level"
(contour) machining, and few other companies currently offer software that utilizes this method as its primary cutting method.

In addition to revenues from the sale of ACU*CARV(r) products, Versus also receives maintenance and enhancement fees from its customers who, in turn, receive technical support and periodic update releases. Olmsted also provides hardware and software integration, complete turnkey systems and software consulting and development.

Versus also makes and sells Cellular Alarm Transport ("CAT") products whose principal function is to provide a connected alarm panel with a communication pathway through the cellular communications network. Generally, the CAT is used as a cellular backup alarm product in which alarm messages are transmitted over the cellular network to a telephone switch network used by an alarm-monitoring agency to receive such data and signals.

     (2)  Marketing and Distribution

Infrared Locating System and Technology

Versus' primary distribution method for the IR product is through resellers who install the product. Versus also employs an internal sales staff who, in addition to supporting reseller efforts, focuses on sub-acute facilities and single floor units and those facilities with no major allegiance to a channel reseller. The inside sales force also follows up potential business in non-healthcare markets. Although Versus still intends to sell directly to end users, reseller sales are expected to contribute the majority of Versus' future IR revenues.

Currently, the healthcare market is primarily targeted for penetration due to initial successes and existing interest. The recent introduction of the Company's Eagle Eye(tm) product provides an entry point into the security market. Eagle Eye(tm) was first introduced by Checkpoint Systems' Access Control Products Group at the Annual ASIS Show in Las Vegas in September 1999. The Radio Frequency Identification (RFID) industry is estimated at $1 billion annually. Other potential markets for the IR and IR/RF Locating technology are:

  Customer                     Needs                         Solution
--------------  ----------------------------    --------------------------
Manufacturing   Just-in-time component          Equipment tags on
Facilities      delivery to a production line,  components, product and
                product inventory, control      spare parts tracked by the
                and major spare parts location. locating system.

Office          Billing accuracy and            File tags, personnel
Complexes       completeness, staff             badges and the locating
                tracking and telephone call     system with intercom and
                transfer.                       PhoneVision(tm) options.

Government      Staff & visitor tracking        Personnel badges and the
Buildings       and access control.             locating system with
                                                intercom, PhoneVison(tm)
                                                and door lock options.

Food Service    Hand Washing Compliance         Personnel badges, the
                Monitoring.                     locating system and
                                                unique
                                                soap dispensers.

Prisons         Guard security and access       Personnel badges and the
                control.                        locating system with
                                                intercom and door lock
                                                options.

Schools         Personnel tracking and          Personnel badges and the
                access control.                 locating system with
                                                intercom, PhoneVison(tm)
                                                and door lock options.

Systems Design and Engineering Segment

The ACU*CARV(r) product line is marketed to both existing users of the products and potential new customers through direct sales efforts and mailings of trial/demo CD's. Versus also markets CAD/CAM software for third parties. Versus' cellular products are marketed through independent distributors.

     (3)  New Products or Services

In November 1998, Versus announced its disposable IR/RF DataBand(tm) that will be used initially in healthcare applications. This water-resistant, disposable and inexpensive badge was developed in response to healthcare industry requests for an economical badge and will add considerable efficiency to the procedures for collecting patient information, billing patient charges and providing patient location status. The DataBand(tm) was the final hardware component required for Versus' location technology to cover the full hospital. Commercialization of the DataBand(tm) is linked to development of Versus' Application Specific Integrated Circuit
(ASIC) chip. Versus expects initial shipments of the DataBand(tm) in the year 2000.

In the last half of fiscal 1999, Versus introduced a number of IR/RF technology based products and product enhancements. The major innovations were a Room Ready product, a Hand Washing Compliance product, Versus' initial security market offering known as Eagle Eye(tm) and PAS.

The Room Ready product is an add-on to the basic IR locating system. When a room (hospital, clinic or hotel) is cleaned, the cleaning staff member's badge activates a status code at monitoring stations as the staff member leaves the room. The room is then shown as ready until it is used again by a patient or guest at which time a different signal activates the appropriate status code at the monitoring station.

The Hand Washing Compliance product uses the IR locating system to sense a staff member's presence at a hand washing station (hospital or food service establishment). When the employee activates the hand washing station, a signal is received by the system software and the event is recorded in the database.

Eagle Eye(tm) is an asset monitoring system that makes intelligent decisions regarding personnel and/or assets as they enter or leave an area. When a person wearing a badge and a badged asset approach a sensory location (such as a door), the sensor receives unique signals from each badge. The system's software determines if the badges are allowed to pass the location together and either allows them to pass or emits a status signal (and could refuse to open doors if door-lock equipped) to the appropriate security location.

PAS is a sentinel that allows the Versus badge to recognize when it has breached a defined perimeter. That event triggers an alarm condition that requires further staff action or prevents the person or asset from further egress.

In May, Versus released ACU*CARV(r) 2000, the Systems Design and
Engineering segment's premier product.

     (4)  Competitive Business Conditions

There are a small number of competing companies whose products use IR to track patients and equipment. At the present time, there is no dominant competitor in the IR market. In addition to Versus, there are two companies (Executone and Hill-Rom) that have secured positions in the nurse call niche.

There are products directly competitive with Versus IR technology and other products that perform functions similar to this technology, including radio frequency ("RF") paging and communication systems, ultrasound and RF badges, magnetic strip systems and hardwired communication systems. Versus believes that its infrared technology is competitive with RF-based and other similar systems. In some applications these competitive systems may be a cost-effective alternative such as when the customer only wants to do one particular thing such as communication, the competitor may offer the best solution. However, when the customer then considers adding equipment location, billing capability, communication and access control all in one system, Versus' products are superior.

While competition is extensive in the overall CAD/CAM market, competition within Olmsted's relatively narrow market segment is more limited due to the specialized and highly technical niche group being served. Olmsted is a well respected name in this market. Management believes this market is mature and no significant changes are expected to occur over the next 10 to 15 years that Versus is not prepared to take advantage of. Competition for Versus' CAT products comes from only a few companies. Expected growth of the market, however, may attract entry by additional organizations with more significant resources. In addition, there are competing technologies that perform similar functions.

In each of its markets, Versus seeks to compete primarily on the basis of the technological features of its products, their cost effectiveness, system performance, interoperability capabilities, field experience and service support.

     (5)  Sources and Availability of Raw Materials

Versus' manufacturing operations for IR and cellular products consist primarily of the assembly and testing of final products and subassemblies purchased from other manufacturers. Versus performs quality tests and checks on components and subassemblies at various stages of manufacturing. Finished products are thoroughly tested for all functions.

There are multiple suppliers available for most IR components purchased by Versus. Versus does not expect to encounter any component shortages over the next year.

Olmsted's business in not dependent upon the availability of raw materials.

     (6)  Material Customers

Versus currently has four large, and a number of smaller, resellers.
Each reseller has an existing distribution channel and experience integrating other vendor products within its product line and bringing those products to market within a short time period. Resellers with existing international distribution channels are energetically targeted. A reseller's sales volume of Versus IR products determines its pricing level. The product is sold on 30-day terms and up to a one-year warranty applies to all Versus components sold to resellers. The reseller network accounted for 60% of the Company's existing $180,000 backlog at October 31, 1999 and 81% of the $2,718,000 of IR revenues for fiscal 1999. Four customers in this group accounted for 60% of Versus' total revenues in fiscal 1999 compared to two customers accounting for 57% of the total Company revenues for fiscal 1998. The reseller network is presently composed of a number of major nurse call suppliers to the healthcare industry that have signed agreements with Versus to acquire its products for use in their nurse call systems. Versus negotiates with potential new resellers on an ongoing basis.

In May 1998, Versus and Marquette Medical Systems (a wholly owned subsidiary of General Electric) ("Marquette") entered an amended agreement under which Marquette was required to purchase $1,750,000 of Versus' IR product over a one-year period. At October 31, 1998 $809,000 of this requirement was included in Versus' backlog. Marquette fulfilled its obligation under that contract in April of 1999.

Versus does not offer extended payment terms to its customers and normally adheres to its warranty policy. Consistent with industry practice, Versus maintains inventory of both components and finished products that it believes to be sufficient to satisfy foreseeable short-term customer requirements.

At October 31, 1999 and 1998 respectively, Versus had backlogs of approximately $180,000 and $1,177,000 (1998 includes the $809,000 for
Marquette Medical Systems).

Approximately 18% of Versus' revenues for the fiscal year ended October 31, 1999 were attributable to the Systems Design and Engineering segment. These revenues resulted from a large number of customers, none of which is considered to be a material customer.

No material portion of Versus' business is seasonal. No material portion of Versus' business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the government.

During the last two years, inflation has not had any significant impact on Versus' business.

     (7)  Patents, Trademarks, Licenses and Franchises

Versus holds and licenses several United States patents and/or trademarks covering IR Locating technologies, ACU*CARV(r) software products and certain cellular technologies. Versus also holds patents in other countries for these products.

There can be no assurance that Versus' patents will provide significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned or licensed by Versus or, if instituted, that any such challenge will not be successful. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate Versus' technology or design around the patented aspects of Versus' technology. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that others will not independently develop superior technology.

     (8)  Government Approvals

Versus undergoes FCC certification and testing on its new IR products on an ongoing basis. Its Olmsted product lines do not require government approvals. CAT products are registered and comply with all relevant FCC regulations for commercial and residential premises.

     (9)  Government Regulation

Versus does not believe that existing or reasonably foreseeable governmental regulations will have a material adverse effect upon its business.

     (10)  Research and Development

Versus expenditures for research and development during fiscal 1999 were $614,000. This compares with $408,000 that was expended during fiscal 1998. The fiscal 1998 expenditures were for the development of the IR/RF badge, the DataBand(tm), system interoperability and PhoneVision(tm) voice recognition. During fiscal 1999, funds were expended on new badges, the DataBand(tm), ACU*CARV(r) 2000, Room Ready, Hand Washing Compliance, PAS and the ASIC chip development.

     (11)  Environmental Compliance

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the protection of the environment should not have a material effect upon the capital expenditures, earnings and competitive position of Versus. Versus does not expect to make any material expenditure or environmental control facilities in either the current fiscal year (fiscal 2000) for the succeeding fiscal year (fiscal
2001).

     (12)  Number of Employees

At October 31, 1999, Versus had 34 full-time employees. Of its full-time employees, 12 were engaged in systems design, manufacturing and engineering relating to both business segments, 17 in marketing, sales and sales administration, and 5 in general and administration.

None of Versus' employees is covered by a collective bargaining agreement. The Company has never experienced any labor disruptions or work stoppages and considers its employee relations to be good.

     (13)  Risk Factors

This report contains forward-looking statements based on Versus' current expectations, assumptions, estimates and projections about Versus and its industry. These forward-looking statements involve numerous risks and uncertainties. Versus' actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. Versus undertakes no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. In addition to the other information in this Form 10-KSB, the following risk factors should be considered carefully in evaluating Versus:

Risks Relating to History of Operating Losses

Versus is subject to risks associated with technology companies, including losses related to new ventures, uncertainty of revenues, profitability and the need for additional funding. Versus has a history of operating losses. Versus incurred a loss of $1,413,000 in the fiscal year ended October 31, 1999. There can be no assurance that new product sales will be profitable, that existing product sales will either continue at historical rates or increase, that Versus will achieve profitable operations, or that new products introduced by Versus will achieve market acceptance. See "Management's Discussion and Analysis."

Risks Relating to Future Capital Needs and Uncertainty of Additional
Funding

Versus has expended, and will continue to expend in the future, substantial funds to complete the research, development, manufacturing and marketing of its products. Based on its current staffing level and product development schedule, Versus anticipates that its working capital and funds anticipated to be derived from sales should be adequate to satisfy its capital and operating requirements over the next twelve months. This estimate is based upon the assumptions that sales meet internal projections. Adequate funds, whether through financial markets or from other sources, may not be available when needed or on terms acceptable to Versus. In the event that Versus is not able to obtain additional funding on a timely basis, Versus may be required to scale back or eliminate certain or all of its development, manufacturing or marketing programs or to license third parties to commercialize products or technologies that Versus would otherwise seek to develop, manufacture or market itself. Any of these actions could have a material adverse effect on Versus' results of operations.

Risks Relating to Emerging Market; Product Concentration

The market for infrared tracking systems is emerging. Although systems have been installed in multiple industry applications, to date the demand for infrared tracking systems has been primarily limited to hospital markets and, in this market, sales to date have been limited. There can be no assurance that the market for such products will grow at a rate sufficient to support Versus' business. Versus expects that its revenues will become dependent upon IR Locating Systems. A failure to achieve substantial sales of IR Locating Systems, as a result of competition, technological change or other factors, would have a material adverse effect on Versus' results of operations in the future.

Risks Relating to Rapid Technological Change; Reliance on Continued Product Development

The infrared technology industry in general is characterized by rapidly changing technology. Versus must continuously update its existing and planned products to keep them current with changing technologies and must develop new products to take advantage of new technologies that could render Versus' existing products obsolete. Versus' future prospects are highly dependent on its ability to increase the functionality of its products in a timely manner and to develop new products that address new technologies and achieve market acceptance. There can be no assurance that Versus will be successful in these efforts. If Versus were unable to develop and introduce such products in a timely manner, due to resource constraints or technological or other reasons, this inability could have a material adverse effect on Versus' results of operations. Due to the uncertainties associated with Versus' emerging market, there can be no assurance that Versus will be able to forecast product demand accurately or to respond in a timely manner to changing technologies and customer requirements.

Risks Relating to Reliance on Third Party Resellers

Versus sells its IR Locating Systems through resellers and direct sales channels. There can be no assurance, however, that these channels of distribution will purchase Versus' products or provide them with adequate levels of support. Any significant reduction in volume due to inadequate levels of support from resellers or other channels of distribution could have a material adverse effect on Versus' results of operations.

Risks Relating to Dependence on Key Personnel

Versus has a small core management and development team and the unexpected loss of any of these individuals would have a material adverse effect on Versus' business and results of operations. Gary T. Gaisser (President, Chief Executive Officer and Director) has an employment contract with Versus which contains a non-competition covenant in the event of voluntary termination. The enforceability and scope of this employment agreement are subject to judicial interpretation and therefore may not be enforceable as written. At present, there is no key-man insurance in place for any members of management.

Risks Relating to Management of Growth

Versus has recently expanded its core operations. The growth Versus' business has placed, and, if sustained, will continue to place a substantial burden on its managerial, operational, financial and information systems. In particular, the growth of Versus' business has required and, if sustained, will continue to require the employment of additional engineering personnel. There can be no assurance that Versus will be able to hire employees with the necessary qualifications. The future success of Versus also depends upon its ability to attract and retain highly skilled managerial, sales, marketing and operations personnel. Competition for such personnel is intense, and there can be no assurance that Versus will be successful in attracting and retaining such personnel. There can be no assurance that Versus' management will be able to manage future expansions, if any, successfully, or that its management, personnel or systems will be adequate to support Versus' operations or will be implemented in a cost-effective or timely manner. Versus' success depends, to a significant extent, on the ability of its executive officers and other members of senior management to respond to these challenges effectively. If Versus is unable to manage growth effectively, such inability could have a material adverse effect on Versus' business, results of operations and financial condition.

Risks Relating to Limited Protection of Proprietary Technology

Versus regards its technology as proprietary and attempts to protect it under applicable patent, copyright and trade secret laws as well as through contractual restrictions on disclosure, use and distribution. There can be no assurance that patents will not be challenged or that trade secrets will remain undisclosed, that its non-disclosure agreements will not be breached, that there will be adequate remedies for any such breach, or that Versus' systems, processes and operations will not be reverse engineered or independently developed. It may be possible for unauthorized third parties to copy Versus' products (notwithstanding the existence of any nondisclosure agreement) or to reverse engineer or obtain and use information that Versus regards as proprietary. There can be no assurance that Versus' competitors will not independently develop technologies that are substantially equivalent or superior to Versus' technologies. Any access to or use by competitors of Versus' technology could have a material adverse effect on Versus. In addition, Versus is not aware of any claims that it is infringing intellectual property rights of third parties, but there can be no assurance that Versus will not face a claim that it is infringing the intellectual property rights of others. There can be no assurance that Versus will be successful in any resulting litigation or obtain a license on commercially reasonable terms, if at all, or will not be prevented from engaging in certain activities. Defense and prosecution of infringement claims can be expensive and time consuming, regardless of outcome, and can result in the diversion of substantial financial, management and other resources of Versus. In addition, the laws of certain countries in which Versus' products may be distributed do not protect Versus' products and intellectual rights to the same extent as the laws of the United States.

Risks Relating to Control by Existing Stockholders; Anti-Takeover
Provisions

Versus' directors and officers collectively beneficially own in the aggregate approximately 33.5% of Versus' outstanding Common Stock. Certain principal stockholders are directors or executive officers of Versus. As a result of such ownership, these stockholders will be able to exercise a degree of control with respect to matters requiring approval by the stockholders of Versus, including the election of directors. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Versus.

Risks Relating to Limited Market for Common Stock; Possible Volatility of Stock Price

Versus' Common Stock is not currently traded on any exchange or quoted on the NASDAQ National or NASDAQ Small Cap markets. Trading is presently conducted through broker-dealers on the OTC Bulletin Board. No assurance can be given that such application will be successful or that an active public market will exist in the future. Factors such as announcements of the introduction of new or enhanced products by Versus or its competitors and quarter-to-quarter variations in Versus' results of operations, as well as market conditions in the technology and emerging growth company sector, may have a significant impact on the market price of Versus' shares. Further, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the price of the Common Stock.

Risks Relating to Investment in Low-Priced Securities

The market for low-priced securities, securities which typically sell for less than $5.00 per share, has been the subject of a number of regulatory developments which increase the regulatory compliance obligations of companies regularly marketing low-priced securities. The Common Stock presently trades below $1.00 per share. Thus, it is less likely that broker-dealers will make a market and/or otherwise trade in Versus' securities as compared with securities for which the stock price is in excess of $5.00 per share. This may affect the breadth of the market for the Common Stock and also affect the price at which the Common Stock may trade.

Risks Relating to Sales of Common Stock Issuable Upon Exercise of Options and Warrants and Sales of Other Shares

Versus currently has outstanding 85 stock options to purchase an aggregate 3,726,205 shares of Common Stock and 30 warrant agreements to purchase an aggregate 1,623,969 shares of Common Stock. Versus also has outstanding 17 debentures convertible into 12,000,000 shares of Common Stock. Subsequent to the exercise of such options, warrants or conversion privileges and to the issuance of shares of Common Stock thereunder, such shares may be offered and sold by the holders thereof subject to the provisions of Rule 144 under the Securities Act, or pursuant to an effective registration statement filed by Versus. The sale or potential sale of these shares of Common Stock could have the effect of reducing the market price of Versus' Common Stock.

Risk Relating to No Dividends

Versus has never declared or paid dividends on its Common Stock since its formation. Versus currently does not intend to pay dividends in the foreseeable future. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors.

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


ITEM 3 -  LEGAL PROCEEDINGS

Versus is not presently engaged in any legal proceeding.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                   PART II

ITEM 5 -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At one time, Versus' common stock was traded on the Small Cap Market under the trading symbol "VSTI." Versus' stock is not currently listed, as Versus does not meet the NASD's minimum requirements for new listings Versus intends to apply for NASDAQ re-listing of its common stock as soon as all of the NASD requirements are again met. The common stock is currently traded over the counter by several market makers through the OTC Bulletin Board.

The price ranges presented below represent the high and low bid prices of Versus' Common Stock during each quarter. Quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

   Fiscal Quarter
      Ended:                      1999                     1998
                        ----------------------   ----------------------
                            High          Low        High         Low
    January 31             15/32          1/4       1-5/32       15/16
    April 30               35/64         9/64       1-1/16        7/16
    July 31                11/32        10/64        11/16         3/8
    October 31             13/64         7/64          1/2        3/16

On January 12, 2000, Versus had 321 shareholders of record of its common stock and the average of the bid and asked prices was $0.165.

To date, Versus has not declared or paid any dividends with respect to its common stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of Versus. Consequently, no cash dividends are expected to be paid on the common stock in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during fiscal year 1999, with comparisons to fiscal 1998 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere.

The following table sets forth selected financial data for Versus for the past two fiscal years:

(in thousands except per share amounts)

       Year Ended October 31,              1999             1998
----------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                $ 3,297           $ 3,167
Net loss                                 (1,413)           (1,435)
Basic and diluted net loss
per common share                         (  .04)           (  .04)

Weighted average number of
common shares outstanding                38,031            38,026

BALANCE SHEET DATA:
Working capital                         $ 2,706           $   757
Total assets                              7,434             5,543
Total liabilities                         3,753               677
Shareholders' equity                      3,681             4,866


OPERATING RESULTS

Certain reclassifications have been made to 1998 balances to conform to classifications used in 1999.

Fiscal 1999 was a year of change for Versus.
While revenues approximated those of fiscal 1998, the customer base was expanded reducing Versus' reliance on individual customers as was the case in prior years. Four new products were launched and development of Versus' Application Specific Integrated Circuit (ASIC) chip has progressed significantly. The ASIC chip will improve both the design and performance of all Versus' badge offerings. Versus expects initial shipment of product incorporating this technology in 2000.

In fiscal 1999 Versus net loss decreased to $1,413,000 compared to a net loss of $1,435,000 in fiscal 1998. The reduced loss was the result of improved gross margins and lower general and administrative costs. The gross profit increased by $119,000 composed of $40,000 in margin improvement and $79,000 volume related improvement.

Revenues for fiscal 1999 were $3,297,000 or 4% higher than the fiscal 1998 level of $3,167,000. Versus attributed the low growth in revenues to individual healthcare customer facility budget constraints due to Y2K concerns and added budgetary pressures caused by funding cutbacks attributed to the Medicare spending cuts in the Balanced Budget Amendment. Infrared revenues were $2,718,000 compared to $2,341,000 in fiscal 1998. The reseller network generated $2,203,000 or 81% of fiscal 1999 IR revenues. The balance of IR revenues was generated from direct sales efforts. In May 1998, Versus and Marquette Medical Systems entered into an Amended Marketing Agreement ("the Amended Agreement") under which Marquette purchased $1,750,000 of Versus' IR products over the ensuing year. Shipments under this now expired agreement were $825,600 and $924,400 in fiscal 1999 and fiscal 1998, respectively. The following table indicates total IR sales by source for 1999 and 1998:


                                            1999               1998
                                       ---------------------------------
Marquette related                      $   825,600        $ 1,280,600
Other Customers                          1,892,400          1,060,400
                                       ---------------------------------
Total IR                               $ 2,718,000        $ 2,341,000
                                       =================================

Systems Design and Engineering revenues for fiscal 1999 were $579,000 compared to $826,000 in fiscal 1998. Systems Design and Engineering revenues include $187,000 and $160,000 in cellular revenues for fiscal 1999 and fiscal 1998, respectively. Decreased revenues from maintenance and third-party sales related to CAD/CAM operations, accounted for the majority of the overall decrease in Systems Design and Engineering revenues. New CAD/CAM product introductions and the full impact of the May 1999 release of ACU*CARV(r) 2000, the latest version of Versus' CAD/CAM software product, are expected to reverse the trend of decreasing Systems Design and Engineering revenues.

Total cost of revenues as a
percentage of revenues for fiscal 1999 decreased to 45% from 46% in fiscal 1998. The decreased cost as a percentage of revenues reflects cost reductions due to product improvements. Infrared cost of revenues as a percentage of revenues was 40% in fiscal 1999 and 1998. System Design and Engineering cost of revenues as a percentage of revenues was 68% in fiscal 1999 and 64% in fiscal 1998.

Research and development expenditures increased by $206,000 or 50% from fiscal 1998 levels. Fiscal 1998 expenditures were for development of the IR/RF badge, DataBand(tm), system interoperability and voice recognition for PhoneVision(tm). Fiscal 1999 expenditures were for development of new badges, DataBand(tm), ACU*CARV(r) 2000 and the ASIC chip.

Sales and marketing expense for fiscal 1999 was $1,368,000 compared to the fiscal 1998 level of $1,367,000. Plans to pursue direct sales more aggressively have been curtailed and Versus' efforts will be directed at supporting its reseller channels in fiscal 2000.

Fiscal 1999 general and administrative costs were $1,218,000 compared to $1,408,000 for fiscal 1998. Director compensation and board meeting expenses decreased $39,000, professional fees decreased $123,000 and insurance expenses decreased $51,000. Partially offsetting these decreases was a one-time $60,000 franchise tax related to the increase in authorized capital stock in November 1998.

Interest income increased to $56,000 in fiscal 1999 from $52,000 in fiscal 1998 due to higher interest bearing cash balances. Interest expense was $83,000 in fiscal 1999 due to the issuance of the debentures in the last half of 1999.

For federal income tax purposes, Versus has net operating loss carryforwards. As disclosed in more detail in Note 3 to the consolidated financial statements, realization of gross deferred income tax assets at October 31, 1999 is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. By recording a 100% valuation allowance against its gross deferred income tax assets, Versus has not reflected the benefit of net operating loss carryforward amounts or other deferred income tax assets in its consolidated financial statements at October 31, 1999.

In fiscal 1998 Versus grew its sales and developed its IR product in functional and scaleable terms. In fiscal 1999, efforts were concentrated on reducing reliance on single major customers by expanding the customer base and on developing the ASIC chip. Versus begins fiscal 2000 with a sales effort focused on its reseller channel that generated the successes experienced in fiscal 1997 and 1998. Versus expects its ASIC chip will be incorporated into product offerings improving margins even further.

LIQUIDITY AND CAPITAL RESOURCES

In early fiscal 1999, Versus relied on cash proceeds generated from a private placement of its common stock in August 1996 which generated net proceeds to the Company of approximately $5.2 million. In the first six months of fiscal 1999 cash decreased by $291,000 as Versus curtailed expenditures to conserve cash.

Operations (including working capital) consumed $817,000 in cash in fiscal 1999 compared to $985,000 in fiscal 1998. Improved gross margins and lower general and administrative costs offset additional research and development and sales and marketing expenditures.

Versus invested $299,000 in property and equipment in 1999 compared to $38,000 in 1998. The primary increase in 1999 expenditures related to $232,000 incurred to produce the masks (i.e., tooling) necessary for production of the ASIC chip. An estimated $115,000 of remaining capitalizable costs are expected to be incurred in early fiscal 2000 to complete the masks. As indicated earlier, Versus expects initial shipment of product incorporating the ASIC chip in 2000.
Investing expenditures for 1998 includes $25,000 for an IR/RF intellectual property assignment from a third party.

During fiscal 1999 Versus retired $80,000 of the notes payable compared to $126,000 in fiscal 1998.

Effective May 31, 1999 Versus issued $1,550,000 in Prime Rate Secured Convertible Debentures. Between June 1 and August 18, 1999, an additional $1,450,000 of these debentures were issued. The debentures are due April 30, 2004 and bear interest at prime payable quarterly on the first days of August, November, February and May. The proceeds of this funding will be used for working capital, expansion of sales and marketing programs, product development and product launches. Included among the debenture holders were a director of Versus and a limited liability company of which another director is the managing partner. The limited liability company referenced above subscribed to $1,500,000 of the total debentures issued.

In connection with the issuance of the debentures, Versus incurred $108,000 in expenses which have been recorded as Deferred Financing Costs. These costs will be amortized over the life of the debentures.

Versus believes the combination of cash balances remaining from the 1999 funding and the cash expected to be generated during fiscal 2000 from sales will be sufficient to meet projected cash needs for operations and new product developments over the next twelve months.

SIGNIFICANT LIQUIDITY FACTORS:

                                              October 31
                                          1999          1998
                                        ----------------------
Current ratio                             4.6:1         2.1:1
Quick ratio                               3.9:1         1.8:1

YEAR 2000 READINESS DISCLOSURE

Versus experienced no Y2K problems at the turn of the century and does not anticipate any future material problems related to Y2K.

Versus estimates that its total cost related to Y2K, representing an allocation of internal staff costs to accomplish Y2K readiness and rewrite affected software, was approximately $30,000.

NEW ACCOUNTING STANDARDS

During fiscal 1999 Versus adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Versus' reportable segment groupings did not change and results of operations and financial position were unaffected by implementation of SFAS No. 131.

SAFE HARBOR PROVISION

This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of Versus. These statements fall within the meaning of forward looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting Versus' markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in Part I, Item 1 (13). Versus undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7 - FINANCIAL STATEMENTS


                      VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                    Index to Consolidated Financial Statements



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

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Versus Technology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Versus Technology, Inc. and subsidiary as of October 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of Versus' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versus Technology, Inc. and subsidiary as of October 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
December 3, 1999





                        VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                            Consolidated Balance Sheets
                             October 31, 1999 and 1998

                                                      October 31,
                                                 1999            1998
                                             -------------  -------------
Assets (Note 2)

Current Assets
   Cash and cash equivalents                 $  2,395,000   $    698,000

   Accounts receivable (net of allowance
     for doubtful accounts of $28,000 and
     $60,000)                                     564,000        517,000
   Inventories - purchased parts and
     Assemblies                                   402,000        155,000
   Prepaid expenses and other assets               98,000         64,000
                                             -------------  -------------
Total Current Assets                            3,459,000      1,434,000
                                             -------------  -------------
Property and Equipment
   Machinery, equipment and vehicles              282,000        231,000
   Furniture and fixtures                          57,000         49,000
   Leasehold improvements                         138,000        130,000
   Construction-in-process - tooling              232,000           -
                                             -------------  -------------
                                                  709,000        410,000
   Less accumulated depreciation                  259,000        173,000
                                             -------------  -------------
Net Property and Equipment                        450,000        237,000
                                             -------------  -------------
Software Development Costs, net of
   accumulated amortization of $238,000
   and $163,000                                   362,000        437,000

Goodwill, net of accumulated
   amortization of $494,000 and $338,000        1,845,000      2,001,000

Patents and Other Intangible Assets,
   net of accumulated amortization of
   $769,000 and $556,000                        1,221,000      1,434,000

Deferred Financing Costs, net of
   accumulated amortization of $11,000
   (Note 2)                                        97,000           -
                                             -------------  -------------
                                             $  7,434,000   $  5,543,000
                                             =============  =============

             See accompanying notes to consolidated financial statements.






                         VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                              Consolidated Balance Sheets
                               October 31, 1999 and 1998

                                                      October 31,
                                                  1999           1998
                                             -------------  -------------
Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                          $    500,000   $    453,000
   Accrued expenses                               204,000        119,000
   Deferred revenue - customer
     advance payments                              49,000         25,000
   Note payable                                      -            80,000
                                             -------------  -------------
Total Current Liabilities                         753,000        677,000

Long-Term Debt (Note 2)                         3,000,000           -
                                             -------------  -------------
Total Liabilities                               3,753,000        677,000

Commitments and Contingencies
   (Notes 4 and 6)

Shareholders' Equity (Note 5)
   Common stock, $.01 par value;
     75,000,000 and 50,000,000
     shares authorized; 38,510,671
     and 38,362,700 shares
     issued and outstanding                       385,000        384,000
   Additional paid-in capital                  33,367,000     33,249,000
   Accumulated deficit                        (29,990,000)   (28,577,000)
   Unearned compensation                      (    81,000)   (   190,000)
                                             -------------  -------------
Total Shareholders' Equity                      3,681,000      4,866,000
                                             -------------  -------------
                                             $  7,434,000   $  5,543,000
                                             =============  =============

             See accompanying notes to consolidated financial statements.






                         VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                          Consolidated Statements of Operations
                     For the years ended October 31, 1999 and 1998

                                           For the year ended October 31,
                                                  1999          1998
                                             -------------  -------------

Revenues                                     $  3,297,000   $  3,167,000
                                             -------------  -------------
Operating Expenses (Note 6)
   Cost of revenues                             1,483,000      1,472,000
   Research and development                       614,000        408,000
   Sales and marketing                          1,368,000      1,367,000
   General and administrative                   1,218,000      1,408,000
                                             -------------  -------------
                                                4,683,000      4,655,000
                                             -------------  -------------
Loss From Operations                          ( 1,386,000)   ( 1,488,000)
                                             -------------  -------------
Other Income (Expense)
   Interest income                                 56,000         52,000
   Interest expense                           (    83,000)          -
   Other, net                                        -             1,000
                                             -------------  -------------
                                              (    27,000)        53,000
                                             -------------  -------------
Net Loss                                     $( 1,413,000)  $( 1,435,000)
                                             =============  =============
Basic and Diluted Net Loss Per Share         $(       .04)  $(       .04)
                                             =============  =============

             See accompanying notes to consolidated financial statements


                         VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                       Consolidated Statements of Shareholders' Equity
                        For the years ended October 31, 1999 and 1998

                                              Additional                  Unearned
                                                Paid-in     Accumulated Compensation
                            Shares    Amount    Capital       Deficit     (Note 5)    Total
                          --------------------------------------------------------------------
Balance, November 1, 1997 38,271,579 $ 383,000 $33,074,000 $(27,142,000) $(169,000) $6,146,000

Net shares issued for
restricted stock bonus
plan (Note 5)                 91,121     1,000      93,000         -      ( 93,000)      1,000
Earned compensation
relating to restricted
stock bonus plan
(Note 5)                        -          -          -            -        72,000      72,000
Directors' compensation
(Note 5)                        -          -        82,000         -          -         82,000
Net loss                        -          -          -     ( 1,435,000)      -     (1,435,000)
                          --------------------------------------------------------------------

Balance, October 31, 1998 38,362,700   384,000  33,249,000  (28,577,000)  (190,000)  4,866,000
Net shares issued for
restricted stock bonus
plan (Note 5)                147,971     1,000      31,000         -      ( 31,000)      1,000
Earned compensation
relating to restricted
stock bonus plan
(Note 5)                         -        -           -            -       140,000     140,000
Directors' compensation
(Note 5)                         -        -         87,000         -          -         87,000
Net loss                         -        -           -     ( 1,413,000)      -    ( 1,413,000)
                           --------------------------------------------------------------------
Balance, October 31, 1999  38,510,671 $385,000 $33,367,000 $(29,990,000) $( 81,000)$ 3,681,000
                           ====================================================================

            See accompanying notes to consolidated financial statements.







                         VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                      For the years ended October 31, 1999 and 1998

                                                Year ended October 31,
                                                 1999           1998
                                             -------------  -------------
Operating Activities
   Net loss                                  $( 1,413,000)  $( 1,435,000)
   Adjustments to reconcile net loss to
     Net cash used in operating
       activities:
     Depreciation                                  86,000         84,000
     Amortization of intangibles                  455,000        444,000
     Restricted stock compensation                140,000         72,000
     Directors' compensation                       87,000         82,000
     Changes in operating assets and
       liabilities:
       Accounts receivable, net               (    47,000)   (    71,000)
       Inventories                            (   247,000)        16,000
       Prepaid expenses and other current
          Assets                              (    34,000)        49,000
       Accounts payable                            47,000        145,000
       Accrued expenses                            85,000    (    40,000)
       Deferred revenues - customer
         advance payments                          24,000    (   331,000)
                                             -------------  -------------
Net cash used in operating activities         (   817,000)   (   985,000)
                                             -------------  -------------
Investing Activities
   Additions to property and equipment        (   299,000)   (    38,000)
   Payment for acquisition of license to
     intellectual property and associated
     costs                                           -       (    25,000)
                                             -------------  -------------
Net cash used in investing activities         (   299,000)   (    63,000)
                                             -------------  -------------
Financing Activities
   Issuance of long-term debt                   3,000,000           -
   Debt financing costs incurred              (   108,000)          -
   Payments on note payable                   (    80,000)   (   126,000)
   Sale of common stock                             1,000          1,000
                                             -------------  -------------
Net cash provided by (used in) financing
   activities                                   2,813,000    (   125,000)
                                             -------------  -------------
Net Increase (Decrease) in Cash and Cash
   equivalents                               $  1,697,000   $( 1,173,000)

Cash and Cash Equivalents, at the
   beginning of the year                          698,000      1,871,000
                                             -------------  -------------
Cash and Cash Equivalents, at the end
   of the year                               $  2,395,000   $    698,000
                                             =============  =============
Supplemental Cash Flow Information
   Cash paid during the year for
     interest                                $     21,000   $       -

             See accompanying notes to consolidated financial statements.






                        VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                     For the years ended October 31, 1999 and 1998

1.  Summary of Accounting Policies

Nature of Business

Versus Technology, Inc. (Versus) and its wholly owned subsidiary, Olmsted Engineering Co. (Olmsted), collectively referred to as "Versus" operate in two business segments: data collection and processing; and systems design and engineering. All Versus operations are located in one facility in Traverse City, Michigan.

Data Collection and Processing Segment. Versus develops and markets products using infrared technology (IR) for the health care industry and other markets located throughout North America. Versus' primary products are infrared locating systems, passive data collection systems, radio frequency supervisory systems, asset locating systems and portal detection systems. These products permit the instantaneous identification and location of people and equipment and can be used to control access, record events associated with those activities and permit instantaneous two-way communication.

Systems Design and Engineering Segment. Olmsted writes and maintains complex software programs for the computer-aided design and computer-aided manufacturing (CAD/CAM) industry. It sells its own software under the ACU*CARV(r) name, resells third-party software, and provides systems support services throughout North America. Olmsted receives maintenance and enhancement fees from customers and in turn provides technical support and periodic releases. Versus also develops, markets and integrates cellular products for the security industry.

Versus maintains its cash accounts in national banks and does not consider there to be a significant credit risk arising from cash deposits in excess of federally insured limits. Versus' customer base is diverse and Versus does not believe it has a significant credit risk related to its accounts receivable.

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

Revenue Recognition

Revenue from IR product sales is recognized when the related goods are shipped and all significant obligations of Versus have been satisfied. Versus generally offers 90-day or one year warranties, depending on the product. Accordingly, Versus provides, by a current charge to selling expense, an amount it estimates will be needed to cover future warranty obligations for products sold. Total warranty costs were $17,000 in 1999. Warranty costs in 1998 were not significant.

Revenue from CAD/CAM and cellular product sales is recognized when the related goods are shipped and all significant obligations of Versus have been satisfied. Revenue from CAD/CAM maintenance and service contracts is recognized pro rata over the life of the individual contracts.
Revenue from programming services is recognized as services are provided.

Advance payments received from customers are deferred until all revenue recognition criteria are satisfied.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed principally on a straight-line basis for financial reporting purposes and accelerated methods for income tax purposes over the following estimated useful lives:

   Machinery, equipment and vehicles                 3 to 10 years
   Furniture and fixtures                            3 to 10 years
   Leasehold improvements                            4 and 5 years

Costs to produce tooling for use by foundries to fabricate microchips are capitalized and amortized on a straight-line basis over the shorter of the related product life cycle or six years.

Software Development Costs

Software development costs consist of the estimated fair value of Olmsted's ACU*CARV(r) and related software acquired in August 1996, less accumulated amortization computed on a straight-line basis over eight years. Software development costs incurred to ready software products for sale from the time that technological feasibility has been established, as evidenced by a detailed working program design, to the time that the product is available for general release to customers is capitalized. Such capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic lives of the products. Costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are expensed as incurred.

Goodwill and Amortization

Goodwill, representing the cost in excess of net assets acquired in the August 1996 acquisition of Olmsted, which was accounted for using the purchase method of accounting, is being amortized on a straight-line basis over 15 years. Management periodically reviews goodwill for impairment based upon the projected undiscounted cash flows from operations to which the goodwill relates. Identified impairments are measured based on the projected discounted cash flows related to those operations. Amortization of $156,000 has been for both the years ended October 31, 1999 and 1998.

Patents and Other Intangible Assets

Patents and other intangible assets are recorded at cost, less amortization computed on a straight-line basis over seven to ten years. Other intangible assets are comprised primarily of the exclusive right to license a third party's patents and other intellectual property rights related to infrared technology for ten years (and nonexclusive thereafter), trademarks and supplier royalty agreements.

Deferred Financing Costs

In connection with the issuance of the Debentures discussed in Note 2, Versus incurred $108,000 in expenses that were recorded as Deferred Financing Costs. These costs are being amortized on a straight-line basis over five years, the life of the debentures.

Advertising Costs

All advertising costs, amounting to $39,000 and $71,000 for the years ended October 31, 1999 and 1998, respectively, are expensed in the period in which they are incurred.

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

Basic and Diluted Earnings (Loss) Per  Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Basic EPS excludes any dilutive effects of options, warrants and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares described in Note 5) to the extent those shares have not yet been vested. Diluted EPS includes the effects of options, warrants, convertible securities and contingently issuable shares. For 1999 and 1998, Versus has not included the effects of options, warrants, convertible securities and contingently issuable shares in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted average number of shares outstanding for 1999 and 1998 were 38,031,427 and 38,025,948, respectively, for both basic and diluted EPS calculations.

Cash and Cash Equivalents

Versus considers all investments with original maturities of three months or less to be cash equivalents.

New Accounting Standards

During fiscal 1999, Versus adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Versus' reportable segment groupings did not change and results of operations and financial position were unaffected by implementation of SFAS No. 131. Additional information required to be disclosed by SFAS No. 131 is included in Note 8.

Reclassifications

Certain reclassifications have been made to 1998 balances to conform with classifications used in 1999.

2.  Long-Term Debt

During fiscal 1999, in private placement transactions, Versus issued $3,000,000 of its Prime Rate Secured Convertible Debentures (Debentures) that are due April 30, 2004. Interest is payable quarterly on the first days of August, November, February and May. The Debentures bear interest at prime, which was 8.5% at October 31, 1999. Versus may redeem the Debentures at any time, without penalty or premium, after the earlier of
(1) October 31, 2001 or (2) when the price of Versus' common stock is quoted at or above $.50 per share for 14 continuous days, subject to minimum average volume tests being met in the previous 90 days and subject to Versus determining that it is probable that it qualifies to be admitted for quotation on the NASDAQ Small Cap Market.

The holders may convert the Debentures to Versus' common stock at any time prior to redemption at an initial conversion ratio of four shares per dollar held. The conversion price of the Debentures was higher than the market value of the related common stock on the dates the Debentures were issued. The conversion ratio is adjustable for future stock changes and mergers. The Debentures are secured by a first priority security interest in all of Versus' assets and are transferable to qualified investors. Shares issued upon conversion of the Debentures bear a restrictive legend.

Versus entered into a Registration Rights Agreement relative to the Debentures issued wherein it agreed: (1) at any time after six months from the Debenture's issue date but not later than five years from the time any stock is issued on conversion, to effect a registration under the Securities Act, provided it receives a written request from investors owning 50% or more of the registrable securities outstanding at the time as a result of conversion; (2) to notify the investors of any other registrations it intends to effect (except registrations solely for shares in connection with an employee benefit plan or a merger or consolidation) allowing them to "piggy back" on such alternate registration; and (3) registration expenses will be paid by Versus.

3.  Income Taxes

Deferred income taxes result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The tax effects of temporary differences that give rise to deferred tax assets at October 31, 1999 and 1998 are as follows:

                                                  1999           1998
                                            -----------------------------
Net operating loss
   carryforwards                            $ 3,392,000      $ 3,142,000
Receivables - allowance for
   doubtful accounts                             10,000           20,000
Inventory                                        12,000            9,000
Accumulated depreciation                          5,000       (    5,000)
Intangible assets                                57,000           48,000
Accruals and reserves                            22,000           46,000
Unearned compensation                           115,000           92,000
Other                                              -               1,000
                                            -----------------------------
Gross deferred income tax
   assets                                     3,613,000        3,353,000
Less valuation allowance                     (3,613,000)      (3,353,000)
                                            -----------------------------
Net deferred income tax
   assets recorded in the
   consolidated financial
   statements                               $      -         $      -


At October 31, 1999, after consideration of the limitations under the Internal Revenue Code rules relating to change of ownership, Versus had available net operating loss carryforwards for federal income tax reporting purposes of approximately $9,977,000. These net operating loss carryforwards expire as follows, if not previously utilized: $406,000 in 2000, 2001, 2002 and 2003; $218,000 in 2004; $232,000 in 2005; $218,000
in 2006; $298,000 in 2007; $218,000 in 2008; $237,000 in 2009; $378,000
in 2010; $2,230,000 in 2011; $1,877,000 in 2012; $1,305,000 in 2018; and
$1,142,000 in 2019.

The above net operating loss carryforward amounts include amounts attributable to Versus' wholly owned subsidiary, Olmsted, which were carried over to the consolidated group as part of the acquisition of Olmsted in August 1996.

Due to the recording of the valuation allowance for deferred income tax assets at October 31, 1999, actual related tax benefits recognized in the future will be reflected as either a reduction of future income tax expense or goodwill related to the acquisition of Olmsted. Those tax benefits will be allocated as follows:

        Income tax benefit that would be
          reported in the consolidated
          statement of operations as a
          reduction of income tax expense         $ 3,304,000
        Recognized as a reduction of
           goodwill                                   309,000
                                                  ------------
                                                  $ 3,613,000
                                                  ============

Realization of the gross deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109, "Accounting for Income Taxes," which requires that deferred income tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely than not" that some portion or all of the deferred income tax assets will not be realized. Under the provisions of SFAS No. 109, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. While it believes Versus will be profitable in the future, management has concluded that, following the guidance of SFAS No. 109, it is "more likely than not" that these deferred income tax assets will not be realized.

For the years ended October 31, 1999 and 1998, income taxes differed from the amounts computed by applying the federal statutory rate of 34% to losses before income taxes as follows:



                                                1999        1998
                                            -----------------------
     Computed "expected" tax benefit        $(480,000)   $(488,000)
     Increase in tax resulting from:
       Adjustment to valuation
         allowance for deferred
         income tax assets relating
         to current year losses               398,000      406,000
       Nondeductible expenses                  82,000       82,000
                                            -----------------------
                                            $    -       $    -
                                            =======================


4.  Commitments and Contingencies

Employment Contract

Versus has an employment agreement with its President, which expires on June 30, 2002. The agreement provides for payment of specified compensation amounts and fringe benefits during the term of the agreement.

5.  Shareholders' Equity

Authorized Common and Preferred Shares

During fiscal 1999, shareholders approved an amendment to Versus' certificate of incorporation to effect a 1-for-10 reverse stock split. It is the intent of the Board of Directors to approve the filing of the amendment and proceed with the reverse stock split when Versus otherwise qualifies for quotation on the NASDAQ Small Cap Market.

During fiscal 1998, the Board of Directors adopted, and the shareholders approved, an amendment to Versus' certificate of incorporation to (1) increase the number of its authorized shares of common stock from 50,000,000 to 75,000,000 and to (2) create and authorize 15,000,000 shares of preferred stock with a par value of $.01. The amendment was formally signed by Versus' President and filed with the State of Delaware in November 1998. No preferred stock has been issued. The rights and privileges to be attributed to the preferred stock will be determined prior to the issuance of any preferred shares.

Stock Issuances

During fiscal 1997, Versus issued 135,000 unregistered shares of common stock to its Directors in lieu of cash for their annual director fees. Of the total $120,000 value assigned to the shares, $71,000 was charged to expense in 1997 and $49,000 in 1998.

In early fiscal 2000, Versus issued 50,000 shares of common stock to an independent sales agent. These shares are not registered and may not be sold except pursuant to an effective registration, or pursuant to a duly available exemption from such registration requirements. Versus also issued the independent sales agent a non-transferable option to require Versus to repurchase the shares on May 1, 2000 for $0.50 per share, provided the Independent Sales Agent Agreement is in full force and the independent sales agent is not in default of the agreement.

Stock Warrants

At October 31, 1999, Versus has outstanding warrants in the following amounts exercisable through the following dates:

1. Warrants to purchase 200,000 shares at an exercise price of $0.50, expiring in June 2000, issued to lenders with respect to a bridge loan extended to Versus in July of 1995;

2. Warrants to purchase 1,027,244 shares at an exercise price of $0.20, expiring in September 2000, issued to a private placement agent in September 1995; and

2. Warrants to purchase 396,725 shares at an exercise price of $.50, expiring in August 2001, issued to a private placement agent in August 1996.

Stock Options

Versus' 1996 Employee Incentive Stock Option Plan (1996 Employee Plan) grants key employees options to purchase shares of common stock. A total of 2,000,000 shares are authorized for grant under the plan. During 1999 and 1998, 544,125 and 418,230 options, respectively, were granted to key employees. The options may be exercised from one to ten years after the date of grant and fully vest between one and five years after issuance. There were no options granted under the plan during 1997. During 1996, 1,000,000 options were granted to Versus' President. These options may be exercised from six months to ten years after the date of the grant, based on a vesting schedule. Under the vesting schedule, 250,000 options became exercisable in December 1996 and an additional 250,000 become exercisable each December for the next three years.

During fiscal 1999, the shareholders approved the 1999 Employee Incentive Stock Option Plan (1999 Employee Plan). The terms of the 1999 Employee Plan are the same as the terms of the 1996 Employee Plan except that all Versus personnel may participate. A total of 3,200,000 shares are authorized for grant under the 1999 Employee Plan. During 1999 123,860 options were granted to employees under this plan.

A summary of activity for Versus' 1999 and 1996 Employee Plans is as follows:


                                           Year ended October 31,
                                        1999                 1998
                             --------------------  ----------------------
                                        Weighted               Weighted
                                         average                average
                                        exercise               exercise
                              Shares      price      Shares      price
                           ----------------------------------------------
Options outstanding,
beginning of year          1,418,230   $  0.446    1,000,000   $  0.375
Granted                      667,985      0.343      418,230      0.614
Exercised                      -          -            -          -
Expired                        -          -            -          -
                           ----------------------------------------------
Options outstanding, end
of year                    2,086,215   $  0.413    1,418,230   $  0.446
                           ==============================================
Options exercisable, end
of year                    1,156,530   $  0.463      500,000   $  0.375
                           ==============================================
Options available for
grant, end of year         3,113,785                 581,770
                           =========               =========

During 1999, the Board of Directors approved an Executive Officer Profit Sharing and Incentive Compensation Plan (Executive Plan). Under the Executive Plan, which is effective November 1, 1999 and has a three-year term, bonuses will be awarded to executives if certain company financial performance targets are met. The awards will be paid in the form of cash and stock options. To the extent feasible, stock options awarded under the Executive Plan will be issued pursuant to the 1999 Employee Plan.

Versus has issued additional stock options under various agreements over the past several years. During 1999, under a separate agreement, Versus issued an option on 175,000 shares to an executive of Versus. The option included an exercise price of $0.41 and a five-year vesting period. Twenty percent (35,000 shares) of the option vested on January 4, 2000. Subsequent to year-end, the executive left the employment of Versus and the vested portion of the option is exercisable up to 90 days after termination of employment. Under two agreements with former employees in prior years, Versus issued options expiring in 2000 and 2001, respectively, to purchase a total of 200,000 shares at $.50 per share. All 200,000 options were exercisable at October 31, 1999.

Versus has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," relating to its employee stock option plans. Accordingly, no compensation expense has been recognized relating to Versus' employee stock option plans. Through October 31, 1999, compensation cost has been recognized relating to Versus' non-employee Director stock options, as discussed below. Had compensation cost for Versus' employee stock options been determined based on their fair values at the grant dates for awards under the plans consistent with the provisions of SFAS No. 123, Versus' net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                1999            1998
                                             ---------------------------
     Net loss - as reported                  $1,413,000      $1,435,000
     Net loss - pro forma                     1,646,000       1,620,000

     Net loss per share - as reported              0.04            0.04
     Net loss per share - pro forma                0.04            0.04
                                             ===========================


The weighted average fair value per option at the date of grant for options granted under the Versus' 1999 and 1996 Employee Plans during 1999 and 1998 was $.29 and $.49, respectively. The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                 1999          1998
                                           ---------------------------
     Dividend yield                              0.00%         0.00%
     Expected volatility                        79.99%        70.38%
     Risk-free interest rate                     5.15%         5.63%
     Expected life in years                        10            10
                                           ===========================


During 1999, under separate agreements, 328,000 options were awarded to Versus' Directors. Of the total, 292,000 options were awarded to non-employee Directors and 36,000 to an employee Director. The options were awarded for services rendered, become exercisable and vest one year after date of grant and may be exercised up to five years from date of grant. In addition to the options that were issued to Directors, Versus reserved 73,000 shares for an option that may be issued to a non-employee Director if certain earnings targets are achieved. At October 31, 1999 the targets were not met and the number of shares reserved was reduced to 36,500.

During 1998, under separate agreements, 528,000 options were awarded to Versus' Directors. Of the total, 492,000 options were awarded to non-employee Directors and 36,000 to an employee Director. The options were awarded for services rendered, become exercisable and are vested from
10.5 months to one year after date of grant and may be exercised up to five years from date of grant.


A summary of activity for the Director stock options is as follows:


                                    Year ended October 31,
                                 1999                   1998
                          --------------------------------------------
                                      Weighted               Weighted
                                        average                average
                                       exercise               exercise
                          Shares        price     Shares       price
                         ---------------------------------------------
     Options outstanding,
     beginning of year    628,000    $  0.592     100,000    $  1.031
     Granted              328,000       0.165     528,000       0.509
     Exercised               -           -           -           -
     Expired/terminated  ( 73,000)      0.515        -           -
                        ----------------------------------------------
     Options outstanding,
     end of year          883,000    $  0.429     628,000    $  0.592
                        ==============================================
     Options exercisable,
     end of year          555,000    $  0.603     100,000    $  1.031
                        ==============================================


For 1999 and 1998, respectively, compensation cost of $87,000 and $82,000 was recognized relating to the non-employee Director stock option awards based on the weighted average estimated fair values per option of $.11 and $.36 at the dates of grant. The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                              1999        1998
                                          -----------------------
     Dividend yield                           0.00%        0.00%
     Expected volatility                     83.85%       78.15%
     Risk-free interest rate                  5.22%        6.25%
     Expected life in years                      5            5
                                           ======================


In accordance with existing accounting pronouncements and guidance provided by SEC staff, Versus has historically recorded the fair value of options issued to non-employee Directors as compensation expense. In March 1999, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, "Interpretation of Opinion 25 - Accounting for Certain Transactions Involving Stock Compensation," which confirmed Versus' accounting method. In August 1999, the FASB reversed its position on the subject. Under the revised proposed Interpretation, which is expected to be issued during the first quarter of calendar 2000, options issued to non-employee Directors will receive the same accounting treatment permitted for employee options under SFAS No. 123. Assuming the Interpretation is issued as revised, Versus will change its accounting method such that no compensation expense will be recognized relating to options granted to its non-employee Directors.

The following summarizes information regarding options outstanding at October 31, 1999 under the 1999 and 1996 Employee Plans and Director option agreements:


                                                 Weighted
                                                   Average     Weighted
                        Range of     Number      Remaining    Average
                        Exercise   Outstanding  Contractual   Exercise
                         Prices    at 10/31/99  Term (Years)   Price
                       ------------------------------------------------
     1999 and 1996
     Employee Plans  $0.170-0.375   1,182,610          7.0      $0.344
                      0.401-0.629     903,605          8.8       0.500
                                    ---------
                                    2,086,215
                                    =========
Director options     $0.155-0.165     328,000          4.5      $0.165
                      0.500-0.515     455,000          2.0       0.508
                            1.031     100,000          3.0       1.031
                                    ---------
                                      883,000
                                    =========


In early fiscal 2000, Versus granted options to certain employees to purchase 536,000 shares at a weighted average exercise price of $0.117 under the 1999 Employee Plan.

Restricted Stock Bonus Plan

Versus has established the 1996 Incentive Restricted Stock Bonus Plan and reserved 500,000 common shares for issuance under the plan.

Under the terms of the plan, any employee of Versus or any subsidiary, except the President and Directors, are eligible to receive an allocation of bonus shares. Allocations of bonus shares are recommended by the President and approved and adjusted, if necessary, by the Board of Directors. Within fifteen days of the allocation, the employee shall, if he/she desires to accept the allocation, pay to Versus an amount equal to the par value of the allocated bonus shares.

Upon issuance of bonus shares to the employee, he or she will have all the rights of a shareholder with respect to such shares, including the right to vote them and to receive all dividends and other related distributions. Bonus shares may not, however, be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of within three years after the date of issuance unless they are first offered by written notice back to Versus. If a recipient's employment is terminated for any reason during the three-year period, the termination will be deemed as an offer to Versus to repurchase the shares at par value as follows: 100% if termination occurs within one year from date of issuance; 75% if termination occurs within two years, and 50% if the termination occurs within three years.

Effective October 30, 1996, 253,467 shares were granted and issued in conjunction with the bonus plan. The market value of the shares awarded $226,000. The difference between the market value and the sales price ($.01 per share) of the shares, amounting to $223,000, was recorded as unearned compensation and presented as a separate component of shareholders' equity. Unearned compensation is considered earned and is amortized to expense over the three-year vesting period. During 1999 and 1998, respectively, 169,375 and 105,000 additional shares were issued and 21,404 and 13,879 shares were repurchased upon termination of participating employees. Earned compensation amounted to $140,000 and $72,000 for the years ended October 31, 1999 and 1998, respectively. When shares are repurchased, Versus eliminates the remaining unearned compensation related to the restricted shares, reverses the amortization that was previously recorded as compensation expense, reduces the common shares outstanding and the carrying amount of shares outstanding by the number of shares repurchased and the par value of such shares, respectively. The difference between the amount paid to repurchase the shares and the par value of such shares is recorded as a reduction to additional paid-in capital. To date, Versus has not repurchased any shares at a value above the par value.

6.  Related Party Transactions

Versus and Olmsted lease their principal operating facilities from an entity which is beneficially owned by Versus' President. Versus and Olmsted have entered into separate five-year lease agreements, expiring in 2001, calling for aggregate annual rents of $111,000, increasing 4% annually after the first year. Versus and Olmsted have made combined nonrefundable contributions to leasehold improvements amounting to $121,000, in accordance with terms of the lease agreements. Rent expense for the years ended October 31, 1999 and 1998 amounted to $122,000 and $117,000, respectively.

7.  Employee Benefit Plan

Versus maintains a 401(k) plan for all of its employees. Under the plan, Versus contributes $.50 for each dollar contributed by an employee (subject to Internal Revenue Code limitations) to a retirement savings account in any year. Versus' contributions are limited to a maximum of 3% of the employee's direct compensation for that year. Participants are fully vested in the 401(k) plan at all times for those amounts attributable to their own contributions and vest over a six-year period for Versus contributions. Versus' contributions to the plan were $24,000 for the years ended October 31, 1999 and 1998.

8.  Business Segment Information and Major Customers

Versus operates in two business segments: data collection and processing; and systems design and engineering. These business segments have been identified based on Versus' organization around major product lines. The data collection and processing segment includes Versus' infrared locating systems, passive data collection systems, radio frequency supervisory systems, asset locating systems and portal detection systems. These products are marketed to the health care industry, security industry and other markets. The systems design and engineering segment includes Computer Aided Design/Computer Aided Manufacturing (CAD/CAM) and cellular operations. Operated under the Olmsted name, CAD/CAM operations develop, sell and maintain programs for use in operating complex machinery. Cellular operations provide cellular products for the security industry.

Versus evaluates performance and allocates resources based on pretax segment gross margins. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in Note 1, except that only direct costs are included in the computation of segment gross margin for purposes of evaluating segment performance (i.e., indirect costs, such as manufacturing overhead and depreciation and amortization, are excluded from this segment gross margin computation). All assets, other than cash and deferred financing costs, are attributed to each segment based on specific identification. Cash and deferred financing costs are not viewed as attributable to a particular segment. Cash is treated as available for use by both segments, as needed. Deferred financing costs, incurred in obtaining an additional source of cash, is likewise not allocable to a particular segment.

                                              1999          1998
                                          --------------------------
Revenues
   Data collection and processing         $ 2,718,000   $ 2,341,000
   Systems design and engineering             579,000       826,000
                                          --------------------------
   Consolidated total revenues             $3,297,000   $ 3,167,000
                                          ==========================
Cost of Revenues
   Data collection and processing         $(  740,000)  $  (561,000)
   Systems design and engineering          (  326,000)     (430,000)
                                          --------------------------
   Total segment cost of revenues          (1,066,000)   (  991,000)
   Indirect costs:
     Depreciation and amortization         (  299,000)   (  299,000)
     Lease expense                         (   33,000)   (   20,000)
     Insurance expense                     (   22,000)   (   23,000)
     Warranty expense                      (   17,000)   (    1,000)
     Other                                 (   46,000)   (  138,000)
                                          --------------------------
   Consolidated total cost of
     Revenues                             $(1,483,000)  $(1,472,000)
                                          ==========================
Segment Gross Margin
   Data collection and processing         $ 1,978,000   $ 1,780,000
   Systems design and engineering             253,000       396,000
                                          --------------------------
   Total segment gross margin             $ 2,231,000   $ 2,176,000
                                          ==========================
Assets
   Data collection and processing         $ 4,370,000   $ 4,150,000
   Systems design and engineering             572,000       695,000
                                          --------------------------
   Total segment assets                     4,942,000     4,845,000
   Cash and net deferred financing
     Costs                                  2,492,000       698,000
                                          --------------------------
   Consolidated total assets              $ 7,434,000   $ 5,543,000
                                          ==========================
Capital Expenditures
   Data collection and processing         $   298,000   $    38,000
   Systems design and engineering               1,000          -
                                          ==========================
   Consolidated capital
     expenditures                         $   299,000   $    38,000
                                          ==========================

Revenues in excess of 10% of Versus' total revenues were attributable to sales to three and two major customers for the years ended October 31, 1999 and 1998, respectively. These individual customers accounted for revenues of approximately $826,000 (25%), $467,000 (14%) and $370,000
(11%) in fiscal year 1999 and $1,281,000 (40%) and $540,000 (17%) in fiscal year 1998. These revenues were all related to the data collection and processing segment.

Reportable Geographic Information


                                          1999           1998
                                       -----------------------
     Revenues
       United States                   $3,246,000   $3,149,000
       Canada                              51,000       18,000
                                       -----------------------
                                       $3,297,000   $3,167,000


Revenues are attributable to countries based on the location of the reseller for products sold by resellers and by location of the customer if the products are sold directly by Versus.

All long-lived assets of Versus are located in the United States.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Management         Age       Position(s) with the Company
---------------------   ----   ---------------------------------------
  Gary T. Gaisser        48    Director, President and Chief Executive
                               Officer
  Samuel Davis           68    Chairman of the Board
  Julian C. Schroeder    52    Director
  David L. Gray          51    Director
  James D. Ross, Esq.    51    Director
  Henry J. Tenarvitz     47    Chief Operating Officer
  Robert Butler          52    Controller and Chief Accounting Officer
  Andrea Beadle          38    Corporate Secretary

Gary T. Gaisser has served as President and Chief Executive Officer of Versus since January, 1995, and has served as a Director of Versus since April, 1995. Prior to that, he was President of Olmsted Engineering Co. ("Olmsted"), now a wholly owned subsidiary of Versus. Mr. Gaisser had been with Olmsted since 1988.

Samuel Davis has served as a Director of Versus since August, 1997, and Chairman of the Board since April 24, 1998. Since 1986, he has been President of Sam Davis & Associates, a management-consulting firm which specializes in healthcare strategy and organizational change. He is affiliated with the Delta Consulting Group with whom he served as Senior Director. Mr. Davis is the former President and CEO of the Mount Sinai Hospital in New York City. He is Clinical Professor of the School of Public Health of Columbia University and Distinguished Service
Professor of the Mount Sinai School of Medicine in New York City.

Julian C. Schroeder has served as a Director of Versus since August, 1994. As of March, 1997, Mr. Schroeder became Director, International Fixed Income Research, with Schroder & Co., Inc., a registered broker-dealer. He previously served with BDS Securities, L.L.C., a registered broker-dealer, and its predecessor, BDS Securities Corporation, a registered broker-dealer, since 1989, and from 1995 to March, 1997, served as its President. Mr. Schroeder is also a Director of Optical Coating Laboratories, a manufacturer of thin-film products.

David L. Gray, CPA, has served as a Director of Versus since April, 1998. He is President and Director of Tortola Enterprises, Inc., a management consulting firm, and has served in this position since 1986. In this position, he serves as an advisor to boards of directors and executive management of a spectrum of operating businesses, both domestic and international. He previously served as President of Sara Lee Bakery Company and as President and CEO of Chef Pierre, Inc. Mr. Gray also serves as a member of the board of directors for a number of business enterprises and non-profit organizations, including Gordon Food
Service, Inc.

James D Ross, Esq. has served as a Director of Versus since April, 1999. He is currently in the private practice of law and is licensed in Kentucky and Michigan. Prior to that and since 1998 he was the Managing Director for Financial Investment Management Group, Capital Management (Traverse City, Michigan) a major shareholder of Versus. From 1995 to 1998 Mr. Ross was Executive Vice President of Aegon, USA. Mr. Ross also serves as a member of the board of directors for a number of business enterprises and non-profit organizations, including Net-Direct.

Henry J. Tenarvitz has served as Chief Operating Officer since November 1999 and Executive Vice President of Operations since September 1996. Prior to that, and for more than five years, he served in a series of positions of increasing responsibility with Olmsted.

Robert Butler has served as Controller and Chief Accounting Officer of Versus since April 1997. He previously served as District Controller with Allied Waste Industries, Inc. from August 1996 to April 1997. From June 1994 until August 1996, he served as Operations and Marketing Manager for City Environmental Services of Northern Michigan.

Andrea Beadle has served as Corporate Secretary of Versus since February 1997. Since February 1996 she has served as Executive Assistant to the President and since August 1996 she has also served as Human Resources Manager. Before that, and for more than five years, she had served as Records Manager of a law enforcement related agency of government.

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

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to the Chief Executive Officer of Versus during the fiscal years ended October 31, 1999, 1998, and 1997. There were no other executive officers of Versus who received combined salary and bonuses for the year ended October 31, 1999, equaling or exceeding $100,000.


                              SUMMARY COMPENSATION TABLE

                      Annual                      Long-Term Compensation
                   Compensation
                ------------------                -----------------------
Name and   Fiscal  Salary   Bonus  Other Annual  Securities  All Other
Principal   Year                  Compensation   Underlying  Compensation
Position                                          Options
-------------------------------------------------------------------------
Gary T.    1999     $161,959                        36,000     $3,644 (4)
Gaisser,
President,
CEO, and
Director

Gary T.    1998     $147,290        $9,690 (1)      36,000     $3,727 (4)
Gaisser

Gary T.    1997     $134,500        $  200 (2)                 $3,901 (4)
Gaisser                             $7,350 (3)

   (1) Represents the fair market value of Common Stock received as compensation for serving as a Director. Fifteen thousand shares were granted October 31, 1997, representing service dates of May, 1997, through April 24, 1998.

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

   (4) Represents Versus' contribution to Mr. Gaisser's 401(k) account pursuant to Versus' 401(k) Profit Sharing Plan.

Options

An option to purchase 1,000,000 shares, which had been granted to Mr. Gaisser in 1996, is exercisable at $.375 a share, the fair value of the stock at grant date. The option expires on June 4, 2006. Mr. Gaisser has exercised no part of the option. The 1,000,000 share option had no value at October 31, 1999, based upon the difference between the option exercise price and the fair market value of Versus' Common Stock at October 31, 1999.

An option to purchase 36,000 shares, granted to Mr. Gaisser in 1998, is exercisable at $.515 a share, which is the fair market value of the Common Stock upon the date of grant. The option expires on April 24, 2003. This option had no value at October 31, 1999, based upon the difference between the option exercise price and the fair market value of Versus' Common Stock at October 31, 1999.

An option to purchase 36,000 shares, granted to Mr. Gaisser in 1999, is exercisable at $.165 a share, which is the fair market value of the Common Stock upon the date of grant. The option vests and becomes exercisable on April 23, 2000. The option expires on April 23, 2004. The option had no value at October 31, 1999, based upon the difference between the option exercise price and the fair market value of Versus' Common Stock at October 31, 1999.

No options were exercised by any executive officer in fiscal 1999.

Employment Agreement

As of July 1, 1996, Versus and Mr. Gaisser entered into an Employment Agreement for a term of six years. Mr. Gaisser is employed at an initial base salary of $130,000 per year and receives a 10% annual increase during the term of the Employment Agreement. Mr. Gaisser is entitled to such further increases as shall be determined by the Board of Directors and is entitled to participate in other compensation and benefit plans of Versus.

The Employment Agreement may be terminated by Versus for "just cause," which is defined as "willful misconduct, embezzlement, conviction of a felony, habitual drunkenness or excessive absenteeism not related to illness." The Employment Agreement provides that if Mr. Gaisser is not elected or appointed as President and Chief Executive Officer or as a member of the Board of Directors, is removed from any such office, the ownership and control of Versus changes, or if the principal place of the business is changed to a location more than 20 miles from Traverse City, Michigan without Mr. Gaisser's consent, then Mr. Gaisser may give notice of termination, effective at the end of the month in which notice is given. In addition, if Mr. Gaisser concludes that because of changes in the composition in the Board of Directors or material changes in its policies because of other events or occurrences of material fact, he feels he can no longer properly and effectively discharge his responsibilities, then Mr. Gaisser may resign from his position upon the giving of sixty (60) days' prior written notice. In each case, such resignation shall be deemed constructive termination of Mr. Gaisser's employment by Versus, and Mr. Gaisser shall be entitled to payment of the remaining amounts payable to him under the Employment Agreement without any requirement of mitigation of damages.

Except in the event of constructive termination during the term of the Employment Agreement and for two years thereafter, Mr. Gaisser has agreed not to compete with Versus. Upon any termination, Mr. Gaisser has agreed not to disclose Versus' confidential information or to solicit any employee of Versus for a two-year period.

Compensation of Directors

Effective April 23, 1999, each outside Director was awarded an option to purchase 73,000 shares of Versus' Common Stock for service on the Board from April 23, 1999 through April 23, 2000. Inside Directors were awarded an option to purchase 36,000 shares. The options vest and become exercisable on April 23, 2000. The exercise price for all such options is $0.165 per share, the fair market value of the Common Stock upon the date of grant.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as to the Common Stock beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) by any person who, as of January 19, 2000, to the knowledge of the Board of Directors of Versus, owned beneficially more than 5% of the outstanding Common Stock of Versus (to date, Versus has not issued any shares of Preferred Stock):

Name and Address of            Amount and Nature of       Percentage of Class
Beneficial Ownership           Beneficial Ownership       Outstanding
-----------------------------------------------------------------------------
Gary T. Gaisser                6,786,123 (1)              17.1%
c/o Versus Technology, Inc.
2600 Miller Creek Road
Traverse City, MI 49684

David L. Gray                  6,123,000 (2)              13.7%
c/o Versus Technology, Inc.
2600 Miller Creek Road
Traverse City, MI 49684

William Harris Investors       3,390,000 (3)               8.8%
2 North LaSalle Street,
Suite 400
Chicago, IL 60602

Financial & Investment         2,974,766 (4)               7.7%
Management Group, Ltd.
417 St. Joseph Street
PO Box 40
Suttons Bay, MI 49682


(1) This total includes 1,036,000 shares that are currently acquirable by Mr. Gaisser upon exercise of outstanding options issued by Versus.

(2) Of these shares, 6,000,000 are acquirable on conversion of debentures held by a limited liability company of which Mr. Gray is the Managing Director and 73,000 are currently acquirable by Mr. Gray upon exercise of outstanding options issued by Versus.

(3) As reported on Schedule 13G filed February 16, 1999

(4) As reported on schedule 13G filed May 27, 1999.


Security Ownership of Management

The following table sets forth as of January 12, 2000, the beneficial ownership of Versus' Common Stock by all Directors, nominees and named executive officers of and by all the Directors, nominees and executive officers of the Company as a group:

Name of Beneficial   Position(s) with     Amount and Nature   Percentage
Owner                the Company (1)       of Beneficial       of Class
                                           Ownership (1)     Outstanding
-------------------------------------------------------------------------
Gary T. Gaisser      President, Chief       6,786,123 (2)         17.1%
                     Executive Officer,
                     and Director

David L. Gray        Director               6,123,000 (3)         13.7%

Samuel Davis         Chairman of the        1,393,000 (4)          3.5%
                     Board

Julian C. Schroeder  Director                 600,582 (5)          1.5%

James D. Ross, Esq.  Director                 375,000              1.0%

All executive                              15,886,530 (6)         33.7%
officers and
directors as a
group (8 persons)


(1) Each director has sole voting and investment power as to all shares reflected as beneficially owned by him, except as otherwise noted. Messrs. Gaisser, Davis, Schroeder, Gray and Ross are all of the Company's present Directors.

(2) This total includes 1,036,000 shares that are currently acquirable by Mr. Gaisser upon exercise of outstanding options issued by Versus.

(3) This total includes 73,000 shares that are currently acquirable by Mr. Gray upon exercise of outstanding options issued by Versus and 6,000,000 shares currently acquirable on conversion of outstanding debentures held by a limited liability company of which Mr. Gray is the Managing Director.

(4) This total includes 373,000 shares currently acquirable by Mr. Davis upon the exercise of outstanding options issued by Versus and 400,000 shares currently acquirable on conversion of outstanding debentures held by Mr. Davis.

(5) This total includes 192,582 shares currently acquirable under the terms of warrants issued by Versus and 73,000 shares that are currently acquirable by Mr.Schroeder upon exercise of outstanding options issued by Versus.

(6) This total includes 8,519,172 shares acquirable currently or within sixty days under outstanding warrants, options and convertible debentures.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December, 1996, Versus moved its principal operating facilities to a building that is owned by Traverse Software Investment, LLC ("TSI"), a limited liability company controlled by Gary T. Gaisser, the President, Chief Executive Officer and a Director, of Versus. Versus and Olmsted are obligated under two separate five-year lease agreements, which initially required aggregate total annual rents of $111,000, increasing 4% annually after the first year.

Between May 31, 1999 and August 18, 1999 Versus issued $3,000,000 in Prime Rate Secured Convertible Debentures, due April 30, 2004. Of the total debentures issued, $1,500,000 were purchased by a limited liability company, of which Mr. David L. Gray, a director of Versus is the managing member. An additional $100,000 were purchased by Mr. Samuel Davis the Company's Chairman of the Board.

The Board of Directors retained Duff and Phelps, LLC as an independent financial advisor to provide an opinion on the debenture transaction. Duff and Phelps concluded that "...it is our opinion that as of May 5, 1999, the price and terms of the Debentures were fair and reasonable to Versus' shareholders from a financial point of view".

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial statements included in Part II Item 7, of this report.
     (2) Exhibits included in the Exhibit Index on Page XX.

(b)  There were no reports on Form 8-K during the fourth fiscal quarter.




SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated:  January 19, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ GARY T. GAISSER                   January 19, 2000
-----------------------
Gary T. Gaisser
Director

/s/ SAMUEL DAVIS                      January 19, 2000
-----------------------
Samuel Davis
Director

/s/ JULIAN C. SCHROEDER               January 19, 2000
-----------------------
Julian C. Schroeder
Director

/s/ DAVID L. GRAY                     January 19, 2000
-----------------------
David L. Gray
Director

/s/ JAMES D. ROSS, ESQ.               January 19, 2000
-----------------------
James D. Ross
Director













EXHIBIT INDEX


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

3(a)(iv) Certificate of Amendment of Certificate of Incorporation Dated June 3, 1996 (Incorporated by reference to Exhibit 3 of the Company's Form 10-QSB for the quarter ended July 31, 1996)

3(a)(v) Certificate of Amendment of Certificate of Incorporation Dated November 2, 1998 (Incorporated by reference to Exhibit 3 (a) (v) of the Company's Form 10-KSB for the year ended October 31, 1998)

3(b) By-laws (Incorporated by reference to Exhibit 3 (b) of the Company's Form 10-KSB for the year ended October 31, 1995)

4(a) Form of Versus Technology, Inc. Prime Rate Secured Convertible Debenture (Incorporated by reference to Exhibit 4(k) of the Company's Form 10-QSB for the Quarter Ended April 30, 1999)

10(a) 1996 Incentive Restricted Stock Bonus Plan (Incorporated by reference to Exhibit 4(a) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(b) 1996 Employee Incentive Stock Option Plan (Incorporated by reference to the Company's 1996 Proxy Statement)

10(c) Employee Incentive Stock Option Plan (Incorporated by reference to the Company's 1999 Proxy Statement)

10(d) Lease Agreement between Versus Technology, Inc. and Traverse Software Investment, LLC (Incorporated by reference to Exhibit 10(a) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(e) Lease Agreement between Olmsted Engineering, Co. and Traverse Software Investment, LLC (Incorporated by reference to Exhibit 10(b) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(f) Employment Agreement with Gary T. Gaisser (Incorporated by reference to Exhibit 10(d) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(g) Stock Option Agreement with Gary T. Gaisser (Incorporated by reference to Exhibit 4(b) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(h) Agreement with Precision Tracking FM, Inc. ("The License Agreement") effective January 31, 1997 (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 18, 1997)

10(i) Stock Option Agreement with Samuel Davis - for Director Services (Incorporated by reference to Exhibit 4(d) of the Company's Form 10-KSB for the year ended October 31, 1997)

10(j) Stock Option Agreement with Samuel Davis - for Chairman of the Board Services (Incorporated by reference to Exhibit 4(j) of the Company's Form 10-KSB for the year ended October 31, 1998)

10(k) Form of Stock Option Agreement with Gary T. Gaisser, Julian C. Schroeder, David L. Gray and Samuel Davis - for Director Services for the one year period commencing April 24, 1998

10(l) Form of Stock Option Agreement with Gary T. Gaisser, Julian C. Schroeder, David L. Gray, Samuel Davis and James D. Ross - for Director Services for the one year period commencing April 23, 1999

10(m) Registration Rights Agreement (Incorporated by reference to Exhibit 4(l) of the Company's Form 10-QSB for the Quarter Ended April 30,
          1999)

10(n) Form of 1999 Executive Officer Profit Sharing and Incentive Compensation Plan for Gary T. Gaisser, Henry J. Tenarvitz, Robert Butler and Andrea Beadle

21        Subsidiary of the Registrant


27        Financial Data Schedule

27(a)     Restated Financial Data Schedule for the Year Ended October 31, 1998
28        Press Releases





                                                                   Exhibit 10(k)

                  NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April 24, 1998 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and______________ member of the Board of Directors of the Corporation (hereinafter "Director").

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

In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:

1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of _____ shares of Corporation common stock on the terms and conditions herein set forth. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2. Price.   The purchase price of the shares of Corporation common stock covered by the Option shall be $ .515 per share, which price is not less than the fair market value of the Corporation common stock on the effective date hereof.
3. Time of Exercise.   The term of the Option shall be for a period of five
(5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement.
4. No Transfer.   The Option shall not be transferable by the Director
otherwise than by Will or the laws of descent and distribution, and the
Option may be exercised during his lifetime only by the Director. The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 24, 1999, this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever.  In the event the Director ceases to serve as a member of the Board because of the Director's death or disability prior to April 24, 1999, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability.  Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 24, 1999, whichever period of time is longer.
6. Anti-Dilution Adjustments. In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the Option.
7. Corporate Transactions. Notwithstanding the provisions of Paragraph 6, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of 1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said
Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation"
herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
8. No Agreement for Continued Service. This Agreement does not confer upon the Director any right to continue as a member of the Board of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the Director to resign, at any time.
9. Restrictions. The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares.
The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with
respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise.  Subject to the terms and conditions of this Agreement, the
Option may be exercised only by written notice delivered to the Corporation at its principal executive offices, attention of the Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares. Such written notice shall:
  (a) state the election to exercise the Option and the number of shares in respect of which it is being exercised;
  (b)  be accompanied by a tender of payment of the purchase price therefor, and
  (c) be signed by the person or persons so exercising the Option and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by appropriate proof of the right of such person or persons to exercise the Option.
As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons. Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference. All shares issued as provided
herein will be fully paid and non-assessable.   The Director shall not have any
of the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11.Availability of Shares. The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
12.Fair Market Value. As used herein, the "fair market value" of a share of common stock shall be the average of the bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape on the trading day immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board in good faith shall determine.
13.Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the Director has hereunder set his hand, all as of the day and year first above written.

ATTEST:                                   VERSUS TECHNOLOGY, INC.

                                          By:
-----------------------------------          --------------------------
Andrea Beadle, Corporate Secretary           Gary T. Gaisser, President

                                          -----------------------------
                                                      Director





                                                                 Exhibit 10(m)

                       NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April 23, 1999 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and ________ member of the Board of Directors of the Corporation (hereinafter "Director").

WITNESSETH:
The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Director with incentive compensation to continue to serve on the Board of Directors of the Corporation and to continue and increase his efforts in that connection. This Non-Qualified Stock Option Agreement (this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board") on April 23, 1999.

In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:

1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of ____ shares of Corporation common stock on the terms and conditions herein set forth. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2. Price. The purchase price of the shares of Corporation common stock covered by the Option shall be $ .165 per share, which price is not less than the fair market value of the Corporation common stock on the effective date hereof.
3. Time of Exercise. The term of the Option shall be for a period of five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement.
4. No Transfer.   The Option shall not be transferable by the Director
otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director. The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 23, 2000 this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever. In the event the Director ceases to serve as a member of the Board because of the Director's death or disability prior to April 23, 2000, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability. Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 23, 2000, whichever period of time is longer.
6. Anti-Dilution Adjustments. In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the Option.
7. Corporate Transactions. Notwithstanding the provisions of Paragraph 6, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of 1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said
Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
8. No Agreement for Continued Service. This Agreement does not confer upon the Director any right to continue as a member of the Board of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the Director to resign, at any time.
9. Restrictions. The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares. The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the Corporation at its principal executive offices, attention of the Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares. Such written notice shall:
  (a) state the election to exercise the Option and the number of shares in respect of which it is being exercised;
  (b) be accompanied by a tender of payment of the purchase price therefor, and (c) be signed by the person or persons so exercising the Option and in the event the Option is being exercised by any person or persons other than the Director,be accompanied by appropriate proof of the right of such person or persons to exercise the Option.
As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons. Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference. All shares issued as provided
herein will be fully paid and non-assessable.   The Director shall not have any
of the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11. Availability of Shares. The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
12. Fair Market Value. As used herein, the "fair market value" of a share of common stock shall be the average of the bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape on the trading day immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board in good faith shall determine.
13. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the Director has hereunder set his hand, all as of the day and year first above written.

ATTEST:                                   VERSUS TECHNOLOGY, INC.

                                          By:
----------------------------------           -----------------------------
Andrea Beadle, Corporate Secretary           Gary T. Gaisser, President

                                          --------------------------------
                                                      Director





                                                              Exhibit 10(n)

                               VERSUS TECHNOLOGY, INC.
                       1999 EXECUTIVE OFFICER PROFIT SHARING AND
                      INCENTIVE COMPENSATION PLAN FOR _____________

The following Versus Technology, Inc. ("Company") executive officer profit sharing and incentive compensation plan for ___________ ("Employee") has been established by the Company's Board of Directors. The plan set forth below shall be in addition to any other salary, fringe benefit plan, stock option plan, restricted stock plan or other form of compensation made available by the Company to Employee; provided, however, the compensation planned under this document is intended to supersede and cancel any executory rights or expectations of the Company and the Employee as stated in any prior written understandings between them to the extent that any such prior understandings dealt with plans for the granting of stock options or profit sharing to the Employee. This profit sharing and incentive compensation plan does not create any contract of employment, and does not alter Employee's status as an "at will" employee. The Board of Directors retains the right to alter, amend, or rescind and cancel altogether all or any part of this 1999 Executive Officer Profit Sharing and Incentive Compensation Plan at any time in its sole and unfettered discretion.

Subject to the foregoing, this 1999 Executive Officer Profit Sharing and Incentive Compensation Plan For _____________ ("this Plan") is established as follows:

1. Duration of Plan. This Plan will commence November 1, 1999 and shall end October 31, 2002.

2. EBITDA. The term "EBITDA" shall mean, for each fiscal year, the Company's earnings before interest expense, taxes, depreciation and amortization and other non-cash items, as determined by the Company's independent certified public accountants. Quarterly reports of EBITDA, subject to year-end adjustments, shall be as determined by the Company's Controller and President.

3. Eligible Employees. As of the date of adoption of this Plan the term "Eligible Employees" shall mean the President, the Executive Vice President - Operations, the Executive Vice President - Sales and Marketing, the Controller and Chief Accounting Officer, and the Corporate Secretary. Additional Eligible Employees may be added, in the discretion of the Company's President, as ratified by the Board of Directors. In such event, the percentage sub-allocations referenced in paragraph 5, and such other matters as may be appropriate, will be adjusted as the President, in his sole and unfettered discretion, may determine. To receive any award pursuant to this Plan, the Eligible Employee must be a current full-time employee of the Company at the time of the making of the award and at the time set for delivery of the award (in the form of a cash payment or in the form of a fully executed and delivered Stock Option Agreement, as the case may be) unless employment ceased due to the death or long term disability of the employee, or unless there has occurred a "Change in Control," as defined in the form of Stock Option Agreement to be used in connection with the granting of stock options under the 1999 Employee Incentive Stock Option Plan, a copy of which is attached hereto and incorporated herein by reference. Awards made, but which become not deliverable due to cessation of employment, shall be deemed to have lapsed.
No awards may be earned by or made to an Eligible Employee with respect to any fiscal quarter of the Company in which the Eligible Employee was not a full-time employee of the Company for all of such fiscal quarter.

4. Gross Allocation to Profit Sharing Plan. For each fiscal quarter in which the Company has achieved sales for the quarter of more than $1,300,000 and less than $3,250,000, a dollar amount of 12% of the EBITDA for such quarter shall be allocated to making profit sharing awards under this Plan; and if the Company has achieved sales for the quarter of $3,250,000 or more and less than $5,000,000, a dollar amount of 15% of the EBITDA for such quarter shall be allocated to making profit sharing awards under this Plan; and if the Company has achieved sales for the quarter of $5,000,000 or more, a dollar amount of 18% of the EBITDA for such quarter shall be allocated to making profit sharing awards under this Plan. (The above allocations, as applicable, are hereinafter referred to as "the Gross Allocation"). 62.5% of the Gross Allocation will be allocated to Eligible Employees in the form of stock options (the "Gross Stock Option Allocation"), with the specific amounts of stock options going to each Eligible Employee being determined pursuant to paragraphs 5 and 6 below.
37.5% of the Gross Allocation will be awarded to Eligible Employees in cash (the "Gross Cash Allocation"), with the specific amounts of cash going to each Eligible Employee being determined pursuant to paragraphs 5 and 6 below. There shall be no Gross Allocation made with respect to any fiscal quarter commenced after October 31, 2000 if the sales for the immediately preceding quarter were less than the incentive target sales applicable to such immediately preceding quarter, as set forth in the following table.

                   Quarter Ended            Target Sales
                   -------------            ------------
                     10-31-00                $1,778,700
                     01-31-01                $2,042,300
                     04-30-01                $2,186,500
                     07-31-01                $2,317,100
                     10-31-01                $2,668,000
                     01-31-02                $2,887,700
                     04-30-02                $3,091,600
                     07-31-02                $3,276,200
                     10-31-02                $3,772,400


5. Awards to Eligible Employees.

a. Payments from Gross Cash Allocation. Out of the Gross Cash Allocation _____% thereof will be awarded to Employee. Delivery of a cash award will be made one year after the end of the fiscal quarter for which it is earned, subject to the other terms and conditions of this Plan.
b.  Awards from Gross Stock Option Allocation - Out of the Gross Stock Option
allocation ____% thereof will be awarded to Employee.   To the extent feasible,
all stock options awarded under this Plan will be Incentive Stock Options, to be issued pursuant to the Versus Technology, Inc. 1999 Employee Incentive Stock Option Plan, as approved by the Company's shareholders on April 23, 1999. In the event an option is granted outside such 1999 Employee Incentive Stock Option Plan, the terms thereof, together with the terms of the form of Stock Option Agreement applicable thereto, will be used as a guideline, wherever practicable, in determining option exercise prices, administrative provisions, time and manner of exercise, holding periods, and the like.

6. Determination of Number of Options to be Awarded. The number of stock options to be awarded to Employee under this Plan shall be the quotient of the following computation: the dollar amount determined in accordance with paragraph 5.b. of this Plan will be the dividend; and the divisor shall be the higher of (a) the fair market value of a share of the Company's common stock on the last day of the applicable fiscal quarter, as determined by the terms of the 1999 Employee Incentive Stock Option Plan, or (b) $.25.

Approved:                                             Date:
           ----------------------------                    ---------------
           Gary T. Gaisser, President

                                                      Date:
           ----------------------------                    ---------------
           Employee





                                                                     Exhibit 21

                               VERSUS TECHNOLOGY, INC.
                            SUBSIDIARY OF THE REGISTRANT


                             JURISDICTION OF
NAME OF SUBSIDIARY            INCORPORATION         PERCENTAGE OF OWNERSHIP
----------------------      ------------------     ------------------------
Olmsted Engineering Co.         Michigan                       100%





                                                                  Exhibit 28(a)
                                      Press Release

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

Shareholders elected Samuel Davis, Julian Schroeder, David Gray and Gary Gaisser to the Board of Directors. Davis is former President and CEO of Mt. Sinai Hospital in New York City and is currently President of Sam Davis and Associates. Schroeder is a Director, International Fixed Income Research, with Schroder & Co., Inc, a registered broker-dealer. Gray is President of Tortola Enterprises, Inc., a consulting firm that provides business management services to a diverse group of domestic and international operating businesses.

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





                                                                 Exhibit 28 (b)
                                 Press Release

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





                                                                Exhibit 28 (c)

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





                                                                 Exhibit 28 (d)

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





                                                                   Exhibit 28(e)
                                 Press Release

                         Eagle Eye(tm) Asset Management

Versus provides an intelligent controller for matching assets with personnel

Traverse City, MI - September 16, 1999 - Versus Technology, Inc. (OTC BB: VSTI) announced today the introduction of a flexible, open architecture asset management, asset tracking and asset accountability system, Eagle Eye(tm). Eagle Eye's(tm) ability to make intelligent decisions regarding personnel and/or assets as they enter or leave an area fills the need the Radio Frequency Identification (RFID) industry has been seeking for years.

Eagle Eye(tm) breaks new ground in the RFID industry from an administrative and security perspective by integrating disparate security systems into a more robust and intelligent RFID security platform, thus maximizing the customer's investment in tracking technology. Eagle Eye(tm) also monitors the flow of personnel and assets on a real-time basis or over any previous time period. These features provide administrative and security personnel with an historical perspective of portable asset usage, traffic patterns, and building usage.

While current RFID technologies provide knowledge of the location of equipment, such as laptop computers, books, files, pallets, vehicles, etc., Eagle Eye(tm) Asset Management lets the customer manage those assets by assigning rules for removal and use by appropriate employees via their RFID access control cards. The RFID market size is estimated at nearly $1 billion this year.

Built upon the highly successful Versus Nightingale(tm) system used to track hospital equipment, medical personnel and patients, Eagle Eye(tm) provides the powerful database necessary to track and manage thousands of items used by hundreds of individuals. Eagle Eye(tm) assigns devices such as an embedded RFID tag in a laptop computer to one individual. It can also assign a single device with an RFID tag to multiple individuals as well as assigning rules such as time-of-use. In a very robust form, Eagle Eye(tm) can assign many RFID tagged devices to many individuals using existing access control cards.

"A lot of focus has been upon development of a cost-effective, reliable RFID tag," states Gary Gaisser, President of Versus Technology. "However, very little has been done to provide the end user with a management solution for using those tags. Eagle Eye(tm) Asset Management fills that need." "Theft prevention is a common topic of management, and Eagle Eye(tm) will meet the requirements of customers who want to know who has any one of their 5,000 laptops," continued Gaisser. "We have a request from one customer who needs to know if the newly purchased laptops are being taken home by the proper employee, Eagle Eye(tm) will tell them."

The first public showing of Eagle Eye(tm) will be by Checkpoint Systems Access Control Products Group (ACPG), booth 49, at the Annual ASIS International Seminar and Exhibits, Las Vegas, Nevada, September 27 - 29, 1999. Checkpoint Systems, Inc. (NYSE:CKP) is a leading developer of paper thin RFID tags.

Versus Technology, Inc. (http://www.versustech.com) is an innovator in infrared locating technology, which offers real-time locating, data collection and two-way communication capabilities. The systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic, accurate registry of essential management and business processes by monitoring the precise location of personnel or equipment for health and safety purposes, controlling access to secure areas, and automatically recording events associated with these activities.

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





                                                                  Exhibit 28(f)

                                     Press Release

                   VERSUS TECHNOLOGY REPORTS FOURTH QUARTER RESULTS Revenues lower due to Y2K and Balanced Budget Act

Traverse City, Michigan December 17, 1999  -- Versus Technology, Inc. (OTC BB:
VSTI) announced revenues for the year ended October 31, 1999 approximated revenues recorded for the fiscal year ended October 31, 1998. Fourth quarter revenues for 1999 finished lower than the same period in 1998 due primarily to a one time contract with a large customer in 1998 that has since expired.

The Traverse City, Michigan-based developer and manufacturer of infrared (IR) location, data collection and communications products for healthcare and other markets recorded revenues of $3,297,000 in fiscal 1999, an increase of 4 percent over revenues of $3,167,000 posted in the prior fiscal year. In fiscal 1999, the Company reduced its net loss to $1,414,000 compared with $1,435,000 in fiscal 1998. The loss per share was $0.04 in both years.

Versus attributed the low growth in revenues to individual healthcare customer facility budget restraints due to Y2K concerns and added budgetary pressures caused by funding cutbacks attributed to the Medicare spending cuts in the Balanced Budget Amendment. The Company anticipated these revenue pressures early in the year and took steps to diversify its revenue base thus avoiding the revenue decreases experienced by other healthcare market suppliers.

"We made major changes in fiscal 1999," said Gary Gaisser, Versus Technology president and chief executive officer, "We expanded our customer base, added resellers, introduced new product offerings and enhanced the capabilities of our locating technology. All of these initiatives enabled us to further penetrate the healthcare market and reduce our reliance on major customers, as was the case in prior years. In response to the lower business levels, we realigned our sales and marketing efforts to place more emphasis on our reseller distribution channel. Spending programs have been adjusted to focus on the reseller channel rather than the more expensive direct sales channel which we were pursuing in the last three quarters of fiscal 1999."

In the fourth quarter of fiscal 1999, Versus reported revenues of $632,000, down from the $1,074,000 generated in the same period of fiscal 1998. Fourth quarter 1998 revenues included $523,000 on a one time contract with a large customer that has since expired. The Company recorded a net loss of $547,000, or $0.01 per share, compared with a net loss of $155,000, or $0.01 per share, in the fiscal 1998 period. Increased research & development and interest expenses combined with the lower sales volume caused the increased loss in fiscal 1999.

"In addition to diversifying our customer base in the healthcare market, we also developed specialized applications in other industries," said Gaisser.
"In the third quarter we introduced a hand washing monitoring application which will be marketed to the food service and healthcare industries. That was followed by the fourth quarter introduction of our first security industry offering called Eagle Eye(tm)". Eagle Eye(tm) is an asset monitoring system that makes intelligent decisions regarding personnel and/or assets as they enter or leave an area. It fills a need the Radio Frequency Identification
(RFID) industry has been facing for years. The first public showing of Eagle Eye(tm) was by Checkpoint Systems' Access Control Products Group, at the Annual ASIS International Seminar and Exhibits show in Las Vegas in September 1999. Checkpoint Systems, Inc. (NYSE: CKP) is a leading developer of paper thin RFID tags. The RFID industry is estimated at $1 billion annually, of which asset management is a major growing segment.

For fiscal 1999, Versus Technology's percentage of cost of revenues to revenues decreased to 40 percent, compared with 46 percent in the prior year. Versus attributed the improvements to its ability to control costs and engineering improvements in components and manufacturing processes. "We continually strive to improve our processes and refine our product designs," said Henry Tenarvitz who was recently appointed as the Company's chief operating officer. "In addition to introducing three new badge designs we also developed new applications for our IR/RF technology. A significant step in Versus' growth is about to be accomplished as the efforts of the past two years will result in ISO certification in early 2000. We also expect to introduce our first products using our recently developed Application Specific Integrated Circuit
(ASIC) chip. The ASIC chip development alone is a major event in Versus' history. It will improve both design and performance of all Versus badge offerings."
Versus' total operating expenses declined as a percentage of sales in fiscal 1999, in spite of increased research and development expenses. The Company experienced a 7 percent increase in selling and marketing expenses while general and administrative expenses were lower than fiscal 1998. Total 1999 operating expenses excluding cost of revenues increased 5 percent over fiscal 1998 levels.

Versus Technology, Inc. (http://www.versustech.com) is an innovator in infrared locating technology, which offers real-time locating, data collection and two-way communication capabilities. The systems, which are currently installed in a variety of facilities throughout North America, including Cedars-Sinai Medical Center in Los Angeles, East Metro Endoscopy Center in Minneapolis, VA Medical Center in Ann Arbor, and Los Alamos National Laboratories in New Mexico, permit the automatic, accurate registry of essential management and business processes by monitoring the precise location of personnel or equipment and automatically recording events associated with their locations. Versus' proprietary IR location systems are sold primarily through an expanding network of resellers including Dukane Corporation, Rauland-Borg Corporation, Zettler Systems, Inc. and West Com, which market the products within their existing monitoring and nurse call registry systems. Versus is represented in Canada by Sololabe Intelligent Systems, an independent sales agent.

Safe Harbor Provision

This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether because of new information, future events or otherwise.





                                 VERSUS TECHNOLOGY, INC.
                          Consolidated Statements of Operations

                       Three Months Ended October 31,   Year Ended October 31,
                      -------------------------------- -------------------------
                         1999            1998            1999            1998
                      -------------  -------------  -------------  -------------
Revenues              $    632,000   $  1,074,000   $  3,297,000   $  3,167,000

Operating expenses:
   Cost of revenues        325,000        546,000      1,314,000      1,460,000
   Research and
   Development             225,000        102,000        614,000        403,000
   Sales and marketing     452,000        438,000      1,443,000      1,349,000
   General and
   Administrative          146,000        151,000      1,312,000      1,443,000
                      -------------  -------------  -------------  -------------
                         1,148,000      1,237,000      4,683,000      4,655,000
                      -------------  -------------  -------------  -------------
Loss From Operations   (   516,000)   (   163,000)   ( 1,386,000)  ( 1,488,000)

Other Income (Expense)
   Interest income          31,000          8,000         56,000         52,000
   Interest expense    (    62,000)          -       (    84,000)          -
   Other                      -              -              -             1,000
                      -------------  -------------  -------------  -------------
                       (    31,000)         8,000    (    28,000)        53,000
                      -------------  -------------  -------------  -------------
Net Loss              $(   547,000)  $(   155,000)  $( 1,414,000)  $( 1,435,000)
                      =============  =============  =============  =============
Basic and Diluted
   Net Loss Per Share $(    .01   )  $(    .01   )  $(    .04   )  $(    .04   )
                      =============  =============  =============  =============


                               See accompanying notes.

(Certain reclassifications have been made to 1998 balances to conform to classifications used in 1999.)


Notes to three months comparison:

1. 1999 revenues were generated by a broader base of customers than the 1998 revenues. In 1998, one customer accounted for $523,000 of total revenues compared to no revenues for that same customer in 1999. 1999 revenues are actually 15% above 1998 levels after factoring the sales to that customer out of the 1998 results.

2. Research and development costs in 1999 reflect additional expenditures for development of an Application Specific Integrated Circuit (ASIC) chip and new badges.

3. Increased sales and marketing salaries were partially offset by reduced spending on advertising and trade shows.

4. General and administrative costs decreased due to lower Directors' compensation, insurance and recruiting expenses.

Notes to year to date comparison:

1. 1999 revenues are up 4%. IR revenues were $2,718,000, up 16% over 1998 levels.

2. The cost of revenues as a percentage of revenues decreased from 46% to 40%. Lower IR component costs generated the cost of revenue percentage improvement.

3. Increased sales and marketing expenses reflect additional sales staff expenses.

4. General and administrative expenses decreased due to lower Directors' compensation, professional fees and insurance expenses.

Please refer to the most recent filings with the Securities and Exchange Commission for additional details.





                                                                  Exhibit 99 (g)
                                   Press Release

                          VERSUS TECHNOLOGY APPOINTS COO
            Henry J. Tenarvitz, appointed as Chief Operating Officer

Traverse City, Michigan January 4, 2000 -- The Board of Directors of Versus Technology, Inc. (OTC BB: VSTI) appointed Henry J. Tenarvitz as Chief Operating Officer (COO). Tenarvitz's appointment coincides with his 14th anniversary with the Company. Tenarvitz will be responsible for managing the day-to-day operations of the sales and marketing groups for its Healthcare division as well as overseeing the planning of the Company's development projects.

Versus Technology, Inc. is a Traverse City, Michigan-based developer and manufacturer of infrared (IR) location, data collection and communication products for healthcare and security applications. During Tenarvitz's tenure, he has been responsible for the development of the successful Versus Information System (VIS) product line sold through a network of worldwide healthcare manufacturers. He has been involved in the strategic development plans for the Company's intellectual property and has continually directed the sales efforts of the Computer Aided Manufacturing (CAM) software product - ACU*CARV(r).

"Henry has been instrumental to the growth of Versus and its subsidiary Olmsted Engineering Co.," said Gary Gaisser, president and CEO of Versus Technology. "His thorough knowledge of our product lines, manufacturing plans and experience in developing sales and marketing distribution channels provides Versus with the vision and skill to further grow Versus into a worldwide leader in locating technologies."

Tenarvitz is originally from Menominee, Michigan. He attended Michigan State University and Northwestern Michigan College studying Mechanical Engineering and Software Engineering.

Versus Technology, Inc. (http://www.versustech.com) is an innovator in infrared locating technology, which offers real-time locating, data collection and two-way communication capabilities. The systems, which are currently installed in a variety of facilities throughout North America, including Cedars-Sinai Medical Center in Los Angeles, East Metro Endoscopy Center in Minneapolis, VA Medical Center in Ann Arbor, and Los Alamos National Laboratories in New Mexico, permit the automatic, accurate registry of essential management and business processes by monitoring the precise location of personnel or equipment and automatically recording events associated with their locations. Versus' proprietary IR location systems are sold primarily through an expanding network of resellers including Dukane Corporation, Rauland-Borg Corporation, Zettler Systems, Inc. and West Com, which market the products within their existing monitoring and nurse call registry systems. Versus is represented in Canada by Sololabe Intelligent Systems, an independent sales agent.





                                                                Exhibit 99 (h)
                              Press Release

              VERSUS TECHNOLOGY ENTERS SECURITY PRODUCTS MARKET
Appoints long time industry expert, John Hunepohl Director of Sales for Division

Traverse City, Michigan January 13, 2000  -- Versus Technology, Inc. (OTC BB:
VSTI) announced the organization of a Security Products Division to complement its established healthcare products group. Appointed to the newly created position of Director of Sales, Security Products Division is John Hunepohl, a 30-year veteran of the security industry. Prior to joining Versus, Hunepohl was National Sales Manager for the Access Control Products Group of Checkpoint Systems, Inc. (NYSE: CKP)

"John brings to Versus more than thirty years of sales, marketing, and executive management experience in security manufacturing, distribution, and consulting services," said Gary Gaisser, president and CEO of Versus Technology. "John's thorough knowledge of the security industry and his experience in developing sales and marketing distribution channels provides Versus with the industry specific knowledge necessary to grow this division at an aggressive pace."

Hunepohl's primary responsibilities will be to implement marketing plans offering the Versus IR (infrared) locating product line to the security industry and positioning Versus' recently launched Eagle Eye(tm) Asset Tracking and Management system as the product of choice among security experts. As part of its strategic plan, Versus will build on the successful concept showing of Eagle Eye(tm) at the 1999 American Society of Industrial Security show with a product release at the March 2000 International Security Conference ISC West in Las Vegas.

Versus also plans to expand its reseller channel for the Versus Information System and IR location, data collection and communications products to include selected security industry OEM's and dealers. "This is an excellent opportunity for the security industry," said Hunepohl. "Versus has impressive, patented technology that can provide tremendous benefits for real time location of people and assets. While others are still in development, Versus offers a solution today."

Versus Technology, Inc. (http://www.versustech.com) is an innovator in infrared locating systems, passive data collection systems, radio frequency supervisory
systems, asset locating systems and portal detection systems.   Versus systems,
are currently installed in a variety of facilities throughout North America, including Cedars-Sinai Medical Center in Los Angeles, East Metro Endoscopy Center in Minneapolis, VA Medical Center in Ann Arbor, and Los Alamos National Laboratories in New Mexico. The systems offer real-time asset and staff locating, automatic data collection, ingress/egress control and two-way communication capabilities while permitting the automatic, accurate registry of essential management and business information by monitoring the precise location of personnel or equipment and automatically recording events associated with their locations. Versus' proprietary IR location systems are sold primarily through an expanding network of resellers including Dukane Corporation, Rauland-Borg Corporation, Zettler Systems, Inc. and West Com, which market the products within their existing monitoring and nurse call registry systems. Versus is represented in Canada by Sololabe Intelligent Systems, an independent sales agent.

Safe Harbor Provision

This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether because of new information, future events or otherwise.