Form 10QSB
period 2000-01-31
VERSUS TECHNOLOGY INC
filed 2000-03-15
CIK 842638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549


                           FORM 10-QSB

      (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended January 31, 2000

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


As of February 24, 2000 the issuer had outstanding 38,537,921 shares of common stock, par value $.01 per share.

Transitional small business disclosure format: Yes (  )  No ( X )




                      VERSUS TECHNOLOGY, INC.

                      Index to Form 10-QSB

PART I   FINANCIAL INFORMATION                                     PAGE


Item 1   Financial Statements

         Consolidated Balance Sheets as of January 31, 2000
         (Unaudited) and October 31, 1999                            3

         Consolidated Statements of Operations for the three
         months ended January 31, 2000 and 1999 (Unaudited)          5

         Consolidated Statements of Cash Flows for the three
         months ended January 31, 2000 and 1999 (Unaudited)          6

         Notes to Consolidated Financial Statements                  8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        10

PART II  OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                  13

Item 6   Exhibits and Reports on Form 8-K                           14

Signatures                                                          15




                         VERSUS TECHNOLOGY, INC.
                       Consolidated Balance Sheets
                              (Unaudited)


                                             January 31,    October 31,
                                               2000            1999
                                           -------------  -------------

Assets

Current Assets

Cash and cash equivalents                  $  1,609,000   $  2,395,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $37,000 and
   $28,000                                      724,000        564,000

Inventories - purchased parts
   and assemblies                               431,000        402,000

Prepaid expenses and other
   assets                                       104,000         98,000
                                           -------------  -------------
Total Current Assets                          2,868,000      3,459,000
                                           -------------  -------------

Property and Equipment, net
   of accumulated depreciation
   of $284,000 and $259,000                     538,000        450,000

Software Development Costs,
   net of accumulated
   amortization of $256,000 and
   $238,000                                     344,000        362,000

Goodwill, net of accumulated
   amortization of $533,000 and
   $494,000                                   1,806,000      1,845,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $823,000
   and $769,000                               1,167,000      1,221,000

Deferred Financing Costs, net
   of accumulated amortization
   of $16,000 and $11,000                        92,000         97,000
                                           -------------  -------------
                                           $  6,815,000   $  7,434,000
                                           =============  =============


Liabilities and Shareholders'
Equity

Current Liabilities

Accounts payable                           $    379,000   $    500,000

Accrued expenses                                192,000        204,000

Deferred revenue-customer
   advance payments                              43,000         49,000
                                           -------------  -------------
Total Current Liabilities                       614,000        753,000

Long-Term Debt                                3,000,000      3,000,000
                                           -------------  -------------
Total Liabilities                             3,614,000      3,753,000


Shareholders' Equity

Common stock, $.01 par value;
   75,000,000 and 50,000,000
   shares authorized; 38,537,921
   and 38,510,671 shares issued
   and outstanding                              385,000        385,000

Additional paid-in capital                   33,385,000     33,367,000

Accumulated deficit                         (30,510,000)   (29,990,000)

Unearned compensation                       (    59,000)   (    81,000)
                                           -------------  -------------
Total Shareholders' Equity                    3,201,000      3,681,000

                                           $  6,815,000   $  7,434,000
                                           =============  =============

           See accompanying notes to consolidated financial statements.




                       VERSUS TECHNOLOGY, INC.
                 Consolidated Statement of Operations
                           (Unaudited)


                                        Three Months Ended January 31,
                                              2000            1999
                                          -------------  -------------

Revenues                                  $    739,000   $    924,000

Operating Expenses
   Cost of revenues                            410,000        357,000
   Research and development                    151,000        169,000
   Sales and marketing                         372,000        322,000
   General and administrative                  289,000        313,000
                                          -------------  -------------
                                             1,222,000      1,161,000
                                          -------------  -------------
Loss From Operations                       (   483,000)   (   237,000)
                                          -------------  -------------

Other Income (Expense)
   Interest income                              30,000          6,000
   Interest expense                        (    66,000)          -
   Other (net)                             (     1,000)          -
                                          -------------  -------------
                                           (    37,000)         6,000
                                          -------------  -------------
Net Loss                                  $(   520,000)  $(   231,000)
                                          =============  =============
Basic and Diluted Net Loss
Per Share                                 $(       .01)  $(       .01)
                                          =============  =============

          See accompanying notes to consolidated financial statements.




                          VERSUS TECHNOLOGY, INC.
                    Consolidated Statements of Cash Flow
                              (Unaudited)
                                       Three Months Ended January 31,
                                              2000           1999
                                         -------------  -------------
Operating activities:
   Net Loss                              $(   520,000)  $(   231,000)
   Adjustments to reconcile
     net loss to net cash used
     in operating activities:
     Depreciation                              25,000         21,000
     Amortization of intangibles              116,000        111,000
     Restricted stock
       compensation                             8,000         32,000
     Directors' compensation                    8,000         30,000
   Changes in operating
     assets and liabilities:
     Accounts receivable, net             (   160,000)         9,000
     Inventories                          (    29,000)   (    39,000)
     Prepaid expenses and other
       current assets                          18,000          4,000
     Accounts payable                     (   121,000)   (    87,000)
     Accrued expenses                     (    12,000)   (    41,000)
     Deferred revenues-customer
       advance payments                   (     6,000)   (    17,000)
                                         -------------  -------------
Net cash used in operating
   Activities                             (   673,000)   (   208,000)
                                         -------------  -------------
Investing activities:
   Additions to property and
     equipment                            (   113,000)   (     2,000)
                                         -------------  -------------
Financing activities:
   Payments on note payable                      -       (    30,000)
   Sale of common stock                          -             1,000
                                         -------------  -------------
Net cash provided by (used in)
   financing activities                          -       (    29,000)
                                         -------------  -------------

Net Increase (Decrease) in
   cash and cash equivalents              (   786,000)   (   239,000)
                                         -------------  -------------
   Cash and cash equivalents,
     at the beginning of period             2,395,000        698,000
                                         -------------  -------------
   Cash and cash equivalents,
     at the end of period                $  1,609,000   $    459,000
                                         =============  =============

Supplemental Cash Flow
   Information
   Cash paid during the period
     for interest                        $     62,000   $       -
                                         =============  =============

         See accompanying notes to consolidated financial statements.



During the three months ended January 31, 2000:

Versus issued 4,000 shares of additional non-vested Employee Incentive Restricted Stock and repurchased 26,750 shares of similar stock from terminated employees, all at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. During the same period in fiscal 1999, 152,950 shares were issued and 8,075 shares were repurchased. Unearned compensation of $400 and $ 44,000 was recorded for the stock issued and unearned compensation of $14,100 and $12,000 related to the repurchased shares was cancelled during the three months ended January 31, 2000 and 1999 respectively.

On November 4, 1999 Versus issued 50,000 shares of common stock to an independent sales agent as prepaid commission. The shares were valued at $0.50 per share for accounting purposes and $25,000 was recorded as prepaid commission which will be charged to expense as commissions are earned by this agent.



                 VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
                    January 31, 2000 (Unaudited)

Note 1  Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto of Versus Technology, Inc. and subsidiary (Versus) contained in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999, as filed with the Securities and Exchange Commission. The October 31, 1999 consolidated balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles as found in Versus' Annual Report on Form 10-KSB referenced above.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2000, the results of operations for the three months ended January 31, 2000 and 1999 and cash flows for the three months ended January 31, 2000 and 1999. The results of operations for the three months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to 1999 balances to conform to classifications used in 2000.

Note 2  Principles of Consolidation

The consolidated financial statements include the accounts of Versus and Olmsted Engineering Co., its wholly owned subsidiary.
Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Note 3  Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding, excluding contingently issuable shares (such as outstanding restricted stock bonus plan shares). Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effects of outstanding options, warrants, convertible securities and contingently issuable shares. Versus has not included the effects of outstanding options, warrants and contingently issuable shares in the calculation of diluted earnings per share because they are anti-dilutive. The resulting weighted average number of shares outstanding for the three months ended January 31, 2000 and 1999 are 38,163,299 and 38,030,179, respectively, for both basic and diluted earnings per share computations.

Note 4  Shareholders' Equity

Authorized Common and Preferred Shares

During 1999, shareholders approved an amendment to Versus' certificate of incorporation to effect a 1-for-10 reverse stock split. No action has been taken with respect to the reverse split to date.

Stock Issuances

On November 4, 1999 Versus issued 50,000 shares of common stock to an independent sales agent as prepaid commission. These shares are not registered and may not be sold except pursuant to an effective registration, or pursuant to a duly available exemption from such registration requirements. Versus also issued the independent sales agent a non-transferable option to require Versus to repurchase the shares on May 1, 2000 for $0.50 per share, provided the Independent Sales Agent Agreement is in full force and the independent sales agent is not in default of the agreement.

Restricted Stock Bonus Plan

During the three months ended January 31, 2000, Versus issued an additional 4,000 and re-purchased 26,750 shares of Versus' common stock issued pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the three months ended January 31, 2000 amounted to $8,000.

Note 5  Related Party Transactions

Versus' and Olmsted's principal operating facilities are leased from an entity beneficially owned by Versus' President and CEO.
Rent expense for the three months ended January 31, 2000 and 1999 amounted to $31,000 and $30,000, respectively.

Note 6  Business Segment Information

As disclosed in Versus' Annual Report on Form 10-KSB for the year ended October 31, 1999, Versus adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1999. The accounting policies of the reportable segments are the same as those followed for consolidated reporting purposes, except that only direct costs are included in the computation of segment gross margin for purposes of evaluating segment performance (i.e., indirect costs, such as manufacturing overhead and depreciation and amortization, are excluded from this segment gross margin computation).


Interim segment information is a follows:


                                       Three months ended January 31,
                                             2000            1999
                                         -------------  -------------
Revenues
   Data collection and processing        $    609,000   $    767,000
   Systems design and engineering             130,000        157,000
                                         -------------  -------------
   Consolidated total revenues           $    739,000   $    924,000
                                         -------------  -------------
Cost of Revenues
   Data collection and processing        $(   211,000)  $(   166,000)
   Systems design and engineering         (    81,000)   (    87,000)
                                         -------------  -------------
   Total segment cost of revenues         (   292,000)   (   253,000)
   Indirect costs
     Depreciation and amortization        (    78,000)   (    76,000)
     Lease expense                        (     8,000)   (     8,000)
     Insurance expense                    (     6,000)   (     5,000)
     Warranty expense                     (     5,000)   (     5,000)
     Other                                (    21,000)   (    10,000)
                                         -------------  -------------
   Consolidated total cost of revenues   $(   410,000)  $(   357,000)
                                         =============  =============

Segment Gross Margin
   Data collection and processing        $    398,000   $    601,000
   Systems design and engineering              49,000         70,000
                                         -------------  -------------
   Total segment gross margin            $    447,000   $    671,000
                                         =============  =============


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Profile

Versus Technology, Inc. and its wholly owned subsidiary, Olmsted
Engineering Co. operate in two business segments:
   *  data collection and processing (referred to as the IR segment)
   * systems design and engineering (referred to as the CAD/CAM segment).
Versus' operations are located in Traverse City, Michigan.

Versus develops innovative products used for process improvement in the healthcare, security, government and corporate markets. Versus' core technology makes locating systems more precise, security systems more intelligent, data collection routines automatic and asset management systems more efficient. Versus' products can be integrated into existing control systems such as nurse call systems and portal detection systems or utilized in stand alone locating systems such as Versus' own Versus Information System (VIS).

Systems currently using Versus' proprietary technology are installed in hospitals, corporate facilities, government facilities and other complexes. By monitoring the precise location of personnel or equipment and automatically recording events associated with their locations, Versus' technology makes possible the automatic and accurate collection of essential management information. Versus' technology provides real-time asset and staff locating, automatic data collection, access/egress control and two-way communication capabilities.

Versus' systems and components are distributed primarily through an expanding international network of resellers who market the Versus products as enhancements to their existing line of goods. Versus also integrates its technology with the OEM products of its resellers. In addition to the reseller network, Versus is also represented in Canada by an independent sales agent.

During the first quarter of 2000, Versus focused its sales efforts on further development of its reseller channel and the required infrastructure to ensure its continued growth. On January 13, 2000, Versus announced its entry into the security products market and the addition of a 30-year security industry expert to Versus' sales team to provide the necessary expertise to grow its security product sales aggressively. Research and development efforts were directed at the ASIC chip and security products that will be introduced at the ISC West show in Las Vegas Nevada (March 14 - 16, 2000).

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the first quarter of 2000, with comparisons to the first quarter of 1999 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Results of Operations

Three Months Ended January 31, 2000 and 1999:

First quarter 2000 revenues were $739,000 or 20% lower than the first quarter 1999 level of $924,000. IR revenues of $609,000 were 21% below the same period 1999 level of $767,000. 1999 first quarter revenues included $488,000 from the now expired Marquette Medical Systems agreement. After factoring out revenues from this non-recurring source, the actual IR revenue increase for 2000 is 118%. The reseller channel generated 42% of the first quarter 2000 revenues. The balance was generated from direct sales efforts. CAD/CAM revenues were $130,000 or 17% below the $157,000 revenues generated for the same three-month period in 1999. The largest decreases in CAD/CAM revenues occurred in third party and training revenues. Sales of Versus' proprietary ACU*CARV(r) software were up 17% over the prior year level.

Cost of revenues as a percentage of revenues in the first quarter of 2000 increased to 55% from 39% for the same quarter in 1999. 1999 included higher margin sales to Marquette. If the impact of these higher margin sales is removed from the comparison, 1999 cost of revenues as a percentage of revenues would have been 69%. Comparing the adjusted 1999 level of 69% to the 55% cost of revenues as a percentage of revenues attained in 2000 demonstrates the marked improvement in component costs.

Research and development expenses were 11% lower ($151,000 in 2000 compared to $169,000 in 1999) than the three months ended
January 31, 1999. First quarter 1999 expenses included $20,000 for DataBand(tm) prototype wristband preparation.

Sales and marketing expenses for the first quarter of 2000 increased to $372,000 or 16% higher than the $322,000 expended during the three months ended January 31, 1999. Expenses for the first three months of 2000 include higher staff costs and sales agent fees that were not in place in 1999. Expenses for 1999 included a one time recruiting fee.

General and administrative expenses of $289,000 were 8% below the $313,000 level for the three months ended January 31, 1999.
Increased professional fees were offset by lower director and shareholder expenses and directors and officers insurance.

Interest income increased $24,000 due to higher cash balances resulting from the debenture placements in 1999. Interest expense, also attributable to the debentures, was $66,000 in 2000 compared to no expense in 1999.

Liquidity and Capital Resources

As of January 31, 2000 cash on hand was $1,609,000. During the three months ended January 31, 2000, Versus relied on cash proceeds generated from a private placement of Prime Rate Secured Convertible Debentures completed in 1999. The total decrease in cash was $786,000 compared to $239,000 in the same period in 1999. Lower revenues and higher cost of revenues accounted for $238,000 of the difference between the year-over-year cash decrease while cash paid for interest accounted for another $62,000. Increased receivables, which account for $169,000 of the increase in cash consumed as compared to the prior year, reflect sales to government agencies which typically follow a longer payment cycle. Other longer term receivables are the result of special terms allowed on new product reference sites. Accounts payable decreased $121,000 during the first quarter due largely to payment of a single vendor which had been accrued but not invoiced to Versus as of October 31, 1999. Versus invested $113,000 in capital assets during the first quarter of 2000 compared to $2,000 in the prior year. Of the total increase, $74,000 was for the ASIC chip, $15,000 for computer equipment ($12,000 for software and $3,000 for hardware) and $23,000 for
machinery and equipment (component tooling).   During the first
quarter of 1999 $30,000 of notes payable was retired.

Versus believes the combination of cash balances remaining from the 1999 private placement of debentures and cash expected to be generated during fiscal 2000 from revenues will be sufficient to meet projected cash needs for operations and new product developments over the next nine months.

Year 2000 Readiness Disclosure

Versus experienced no Y2K problems with the arrival of January 1, 2000, has not experienced any since then and does not anticipate any future material problems related to Y2K.

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

PART II  OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds

(c) On December 17, 1999, the Board of Directors approved the sale of 4,000 shares of Versus common stock to an employee under the 1996 Incentive Restricted Stock Bonus Plan (the "Plan") at a price of $.01 per share. Under the Plan, if, on or before three years from the date the shares were issued, the employment of the employee by Versus terminates, the employee must resell all or a percentage of the shares transferred to Versus for $0.01 per share. This sale was made pursuant to the exemption afforded by
Section 4(2) - Transactions by an issuer not involving a public offering.

On November 15, 1999, the Board of Directors awarded incentive stock options to purchase 436,000 shares of Versus' common stock to its employees under the 1999 Employee Incentive Stock Option Plan. The options vest over a five-year period and are exercisable for ten years from the date of the grant at $0.117 per share, which was the then current fair market value. These awards were made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering. Included in the group of employees to whom these options were granted were the following officers with the number of shares for which the option was granted:

  Andrea Beadle      Corporate Secretary         35,000 shares
  Robert Butler      Chief Accounting Officer    35,000 shares
  Henry Tenarvitz    Chief Operating Officer     75,000 shares

On December 27, 1999, the Board of Directors awarded an incentive stock option to purchase 100,000 shares of Versus' common stock as a hiring bonus to the recently hired Director of Sales - Security Division. This award was made pursuant to the 1999 Employee Incentive Stock Option Plan. The options vest over a five-year period and are exercisable for 10 years from the date of the grant at $0.132 per share, which was the then current fair market value. This award was made pursuant to the exemption afforded by section 4(2) - Transactions by an issuer not involving a public offering.

Item 6  Exhibits and Reports on Form 8-K

   Exhibit 27 - Financial Data Schedule

   Exhibit 99 (a) Versus Technology to Unveil Asset Tracking Solution
                  at ISC West.

   Exhibit 99 (b) Eagle(tm) to Launch at Industry Trade Show.

   Exhibit 99 (c) Checkpoint ACPG to Offer Eagle Eye(tm) Asset
                  Tracking Through Dealer Channel.

There were no reports on Form 8-K during the three months ended
January 31, 2000.



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


Dated:  March 13, 2000



                                                       Exhibit 99(a)
                          Press Release

                      VERSUS TECHNOLOGY TO UNVEIL
                  ASSET TRACKING SOLUTION AT ISC WEST
             Eagle Eye(tm) to Launch at Industry Trade Show

Traverse City, Michigan March 8, 2000 -- Versus Technology, Inc. (OTC BB: VSTI) announced it will unveil the Eagle Eye(tm) asset tracking solution at the International Security Conference (ISC) in Las Vegas, March 14, 15 & 16. The full line of Versus products will be offered to end users via security industry "System Integration Dealers."

"We are very excited about this offering," said John Hunepohl, Director of Sales, Security Products Division. "Our open architecture design allows the customer to add Eagle Eye(tm) asset tracking to existing access control systems. As a result, we bring a feasible and cost-effective asset tracking solution to the table immediately." In addition to a seamless integration with access control systems, Eagle Eye's(tm) open architecture design allows the customer to use many industry standard asset tags and readers. "Other manufacturers are offering solutions that embrace a specific RFID tag, but we feel the customer should have the opportunity to choose from all vendors," said Hunepohl. "While one tag may be the best solution for identifying laptops, a different one may be required for file folders. With Eagle Eye(tm), the customer can track both items with a single system."

"RFID and Asset Tracking are hot topics in today's business world, especially tracking laptop computers," said Gary Gaisser, CEO of Versus. "While the value of losing a laptop is significant, the loss of the proprietary information on that laptop is of primary concern. Eagle Eye(tm) reduces the opportunity of theft-related loss."

In addition to seeing the Eagle Eye(tm) Asset Tracking solution at ISC West, security dealers will be given the opportunity to view the Versus Information System (VIS) locating system that uses Versus' active Infrared (IR) tags. "This is our opportunity to introduce Versus Technology, Inc. to the security industry," said Hunepohl.

Versus also announced that at the ISC West show on Wednesday, March 15, John Hunepohl will join a panel of experts for the "Asset Tracking and Access Control RFID Technology and Applications Forum" (Seminar 113). Hunepohl and other speakers will present views on the latest technology advancements in the use of RFID techniques that will allow end users to track the movements of valuable corporate assets. The discussion will include passive and active transponders, hand-held, fixed and portal-type readers and related software applications. The panel will also explore how RFID techniques will link assets to cardholders and how it can be fully integrated into access control/security systems.
The session is from 3:00 PM to 4:50 PM on Wednesday, March 15. ISC West is being held at the Las Vegas Convention Center.

Versus Technology, Inc. (http://www.versustech.com) (Versus) is a developer of leading-edge technology used for process improvement in the healthcare, security, government and corporate markets.
Versus' core technology makes locating systems more precise, security systems more intelligent, data collection routines automatic and asset management systems more efficient. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic and accurate registry of essential management and business information. By monitoring the precise location of personnel or equipment and automatically recording events associated with their locations, the systems offer real-time asset and staff locating, automatic data collection, access/egress control and two-way communication capabilities. Versus' proprietary locating systems are sold primarily through an expanding international network of resellers who market Versus' products as enhancements to their existing product lines.
In addition to the reseller network, Versus is also represented in Canada by an independent sales agent.

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




                                                          Exhibit 99 (b)
                                Press Release

                         VERSUS TECHNOLOGY TO UNVEIL
                     ASSET TRACKING SOLUTION AT ISC WEST
                  Eagle Eye(tm) to Launch at Industry Trade Show

Traverse City, Mich., March 10, 2000 -- Versus Technology, Inc.
(OTC BB: VSTI) announced it will unveil the Eagle Eye(tm) asset tracking solution at the International Security Conference (ISC) in Las Vegas, March 14, 15 and 16. The full line of Versus products will be offered to end users via security industry "System Integration Dealers."

"We are very excited about this offering," said John Hunepohl, Director of Sales, Security Products Division. "Our open architecture design allows the customer to add Eagle Eye(tm) asset tracking to existing access control systems. As a result, we bring a feasible and cost-effective asset tracking solution to the table immediately." In addition to a seamless integration with access control systems, Eagle Eye's(tm) open architecture design allows the customer to use many industry standard asset tags and readers. "Other manufacturers are offering solutions that embrace a specific RFID tag, but we feel the customer should have the opportunity to choose from all vendors," said Hunepohl. "While one tag may be the best solution for identifying laptops, a different one may be required for file folders. With Eagle Eye(tm), the customer can track both items with a single system."

"RFID and Asset Tracking are hot topics in today's business world, especially tracking laptop computers," said Gary Gaisser, CEO of Versus. "While the value of losing a laptop is significant, the loss of the proprietary information on that laptop is of primary concern. Eagle Eye(tm) reduces the opportunity of theft-related loss."

In addition to seeing the Eagle Eye(tm) Asset Tracking solution at ISC West,security dealers will be given the opportunity to view the Versus Information System (VIS) locating system that uses Versus' active Infrared (IR) tags. "This is our opportunity to introduce Versus Technology, Inc. to the security industry," said Hunepohl.

Versus also announced that at the ISC West show on Wednesday, March 15, John Hunepohl will join a panel of experts for the "Asset Tracking and Access Control RFID Technology and Applications Forum" (Seminar 113). Hunepohl and other speakers will present views on the latest technology advancements in the use of RFID techniques that will allow end users to track the movements of valuable corporate assets. The discussion will include passive and active transponders, hand-held, fixed and portal-type readers and related software applications. The panel will also explore how RFID techniques will link assets to cardholders and how it can be fully integrated into access control/security systems. The session is from 3 to4:50 PM on Wednesday, March 15. ISC West is being held at the Las Vegas Convention Center.

Versus Technology, Inc. (http://www.versustech.com) (Versus) is a developer of leading-edge technology used for process improvement in the healthcare, security, government and corporate markets. Versus' core technology makes locating systems more precise, security systems more intelligent, data collection routines automatic and asset management systems more efficient. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic and accurate registry of essential management and business information. By monitoring the precise location of personnel or equipment and automatically recording events associated with their locations, the systems offer real-time asset and staff locating, automatic data collection, access/egress control and two-way communication capabilities. Versus' proprietary locating systems are sold primarily through an expanding international network of resellers who market Versus' products as enhancements to their existing product lines. In addition to the reseller network, Versus is also represented in Canada by an independent sales agent.

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




                                                          Exhibit 99 (c)
                               Press Release

                      VERSUS AND CHECKPOINT INK DEAL
         Checkpoint ACPG to Offer Eagle Eye(tm) Asset Tracking
                         Through Dealer Channel

Traverse City, Mich., March 13, 2000 -- Versus Technology, Inc.
(OTC BB: VSTI) announced it has reached an agreement that allows
Checkpoint Systems, Inc., to offer the entire VIS product line, including Eagle Eye(tm) Asset Tracking, to Checkpoint's dealer network. The agreement gives Checkpoint's Access Control Products Group dealers immediate access to an asset tracking solution.

Checkpoint has a marketing force of more than 150 independent access control dealers and system integrators nationwide. "The timing of this agreement is fortuitous, coming on the eve of the industry's ISC West show in Las Vegas," said Joe Janick, National Sales Manager for Checkpoint Systems ACPG. "It allows us to introduce Versus and Eagle Eye(tm) to the majority of our dealers in a single setting."

"We are pleased to be associated with a company of Checkpoint's stature, "said John Hunepohl, Director of Security Product Sales at Versus.
"They have more than 30 years of RF experience, an installed RF base of 350,000 systems worldwide, manufacturing capacity of five billion tags per year, and an international sales, service, and support network. Similar to Versus, Checkpoint also uses open architecture software for easy integration of their products with existing systems."

"We will work closely with Checkpoint to integrate their Performa RFID asset tags and readers with the Eagle Eye(tm) asset management solution, "said Henry Tenarvitz, Chief Operating Officer of Versus. "That development work is in progress and will continue following the ISC
West show. Combining Versus' patented technology and Checkpoint's RFID technology into Eagle Eye(tm) will benefit both companies and establish the Eagle Eye(tm) solution as the truly open architecture of choice for the end user." Checkpoint's Performa system, released in February 1999, uses paper-thin RFID labels attached to files or other items to enable non line-of-sight identification. The Eagle Eye(tm) system, to be launched at the ISC West show (March 14-16, 2000), associates asset protection rights with specific badge wearers to determine whether an asset such as a file is being moved by an appropriately authorized individual.

"As a world leader in the engineering and production of low-cost RF circuitry and long-range RF antennas, Checkpoint brings a superior level of expertise and unsurpassed manufacturing resources to companies who seek to develop new RFID applications for the commercial and industrial marketplace," said Gary Gaisser, President and CEO of Versus. "Versus is pleased to do business with them."

Versus Technology, Inc. (http://www.versustech.com) (Versus) is a developer of leading-edge technology used for process improvement in the healthcare, security, government and corporate markets. Versus' core technology makes locating systems more precise, security systems more intelligent, data collection routines automatic and asset management systems more efficient. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic and accurate registry of essential management and business information. By monitoring the precise location of personnel or equipment and automatically recording events associated with their locations, the systems offer real-time asset and staff locating, automatic data collection, access/egress control and two-way communication capabilities. Versus' proprietary locating systems are sold primarily through an expanding international network of resellers who market Versus' products as enhancements to their existing product lines. In addition to the reseller network, Versus is also represented in Canada by an independent sales agent.

Safe Harbor Provision

This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether because of new information, future events or otherwise