Form 10QSB
period 2000-04-30
VERSUS TECHNOLOGY INC
filed 2000-06-14
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-QSB


   (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended April 30, 2000

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


As of June 8, 2000 the issuer had outstanding 39,025,094 shares of common stock, par value $.01 per share.

Transitional small business disclosure format:  Yes (   )   No ( X )





                         VERSUS TECHNOLOGY, INC.
                          Index to Form 10-QSB


PART I                  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Consolidated Balance Sheets as of April 30, 2000
        (Unaudited) and October 31, 1999

        Consolidated Statements of Operations for the three and six months ended April 30, 2000 and 1999
        (Unaudited)

        Consolidated Statements of Cash Flows for the six months ended April 30, 2000 and 1999 (Unaudited)

        Notes to Consolidated Financial Statements

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II                  OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds

Item 4  Submission of Matters to a Vote of Security Holders

Item 6  Exhibits and Reports on Form 8-K

        Signatures




                          VERSUS TECHNOLOGY, INC.
                       Consolidated Balance Sheets
                              (Unaudited)


                                          April 30,     October 31,
                                            2000           1999
                                        ------------- -------------
     ASSETS

Current Assets

Cash and cash equivalents               $    866,000  $  2,395,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $47,000 and
   $28,000                                   968,000       564,000

Costs and estimated earnings in
   excess of billings on
   uncompleted contracts (Note 8)            176,000          -

Inventories - purchased parts and
   Assemblies                                390,000       402,000

Prepaid expenses and other
   current assets                            141,000        98,000
                                        ------------- -------------
Total Current Assets                       2,541,000     3,459,000
                                        ------------- -------------
Property and Equipment, net of
   accumulated depreciation of
   $306,000 and $259,000                     598,000       450,000

Software Development Costs, net
   of accumulated amortization of
   $275,000 and $238,000                     325,000       362,000

Goodwill, net of accumulated
   amortization of $572,000 and
   $494,000                                1,767,000     1,845,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $877,000 and
   $769,000                                1,113,000     1,221,000

Deferred Financing Costs, net of
   accumulated amortization of
   $22,000 and $11,000                        86,000        97,000
                                        ------------- -------------
                                        $  6,430,000  $  7,434,000
                                        ============= =============



LIABILITIES AND SHAREHOLDERS'
         EQUITY

Current Liabilities

Accounts payable                        $    390,000  $    500,000

Accrued expenses                             229,000       204,000

Deferred revenue-customer advance
   payments                                   51,000        49,000
                                        ------------- -------------
Total Current Liabilities                    670,000       753,000

Long-Term Debt                             3,000,000     3,000,000
                                        ------------- -------------
Total Liabilities                          3,670,000     3,753,000
                                        ------------- -------------
Shareholders' Equity

Common stock, $.01 par value;
   75,000,000 shares authorized;
   38,685,201 and 38,510,671
   shares issued and outstanding             387,000       385,000

Additional paid-in capital                33,434,000    33,367,000

Accumulated deficit                      (31,006,000)  (29,990,000)

Unearned compensation                    (    55,000)  (    81,000)
                                        ------------- -------------
Total Shareholders' Equity                 2,760,000     3,681,000
                                        ------------- -------------
                                        $  6,430,000  $  7,434,000
                                        ============= =============


       See accompanying notes to consolidated financial statements.





                     VERSUS TECHNOLOGY, INC.
              Consolidated Statement of Operations
                        (Unaudited)

                        Three Months Ended April 30,  Six Months Ended April 30,
                              2000        1999            2000         1999
                         ------------ ------------   ------------ ------------

Revenues                 $ 1,006,000  $   882,000    $ 1,745,000  $ 1,806,000

Operating expenses

   Cost of revenues          588,000      365,000        992,000      722,000

   Research and
      development            191,000      163,000        342,000      332,000

   Sales and marketing       382,000      386,000        754,000      708,000

   General and
      administrative         288,000      321,000        583,000      634,000
                         ------------ ------------   ------------ ------------
                           1,449,000    1,235,000      2,671,000    2,396,000
                         ------------ ------------   ------------ ------------
Loss From Operations      (  443,000)  (  353,000)    (  926,000)  (  590,000)
                         ------------ ------------   ------------ ------------

Other Income (Expenses):

   Interest income            17,000        3,000         47,000        9,000

   Interest expense       (   64,000)        -        (  130,000)        -

   Other (net)            (    5,000)        -        (    6,000)        -
                         ------------ ------------   ------------ ------------
                          (   52,000)       3,000     (   89,000)       9,000
                         ------------ ------------   ------------ ------------
Net Loss                 $(  495,000) $(  350,000)   $(1,015,000) $(  581,000)
                         ============ ============   ============ ============
Basic and Diluted Net
   Loss Per Share        $(     0.01) $(     0.01)   $(     0.03) $(     0.02)
                         ============ ============   ============ ============

        See accompanying notes to consolidated financial statements.




                 VERSUS TECHNOLOGY, INC.
           Consolidated Statements of Cash Flow
                      (Unaudited)

                                       Six Months Ended April 30
                                          2000            1999
                                       ------------- -------------
Operating activities:
   Net Loss                            $( 1,015,000) $(   581,000)
   Adjustments to reconcile net
      loss to net cash used in
      operating activities:
      Depreciation                           47,000        43,000
      Amortization of intangibles           234,000       221,000
      Amortization of unearned
        compensation                         18,000        68,000
      Directors' compensation                17,000        69,000
   Changes in operating assets
      and liabilities:
      Accounts receivable               (   404,000)      124,000
      Cost and estimated earnings
        in excess of billings on
        uncompleted contracts           (   176,000)         -
      Inventories                            12,000   (    75,000)
      Prepaid expenses and other
        current assets                  (    18,000)  (     3,000)
      Accounts payable                  (   110,000)  (    51,000)
      Accrued expenses                       25,000   (    23,000)
      Deferred revenues -
        customer advance payments             2,000         1,000
                                       ------------- -------------
Net cash used in operating
   activities                           ( 1,368,000)  (   207,000)
                                       ------------- -------------

Investing activities:
   Additions to property and
      equipment                         (   195,000)  (    25,000)
                                       ------------- -------------
Net cash provided by investing
   activities                           (   195,000)  (    25,000)
                                       ------------- -------------

Financing activities:
   Payments on notes payable                   -      (    60,000)
   Sale of common stock                      34,000         1,000
                                       ------------- -------------
Net cash used in financing
   activities                                34,000   (    59,000)
                                       ------------- -------------

Net increase (decrease) in cash
   and cash equivalents                 ( 1,529,000)  (   291,000)
Cash and cash equivalents,
   beginning of period                    2,395,000       698,000
                                       ------------- -------------
Cash and cash equivalents, end of
   period                              $    866,000  $    407,000
                                       ============= =============

Supplemental cash flow
   information
Cash paid during the period for
   interest                            $    128,000  $       -
                                       ============= =============

     See accompanying notes to consolidated financial statements.



During the first six months of fiscal 2000:

Versus issued 15,500 shares of additional non-vested Employee Incentive Restricted Stock and repurchased 26,800 shares of similar stock from terminated employees, all at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. During the same period in fiscal 1999, 152,950 shares were issued and 18,278 shares were repurchased. Unearned compensation of $6,400 and $56,900 was recorded for the stock issued and unearned compensation of $10,300 and $20,800 related to the repurchased shares was cancelled during the six months ended April 30, 2000 and 1999 respectively.

On November 4, 1999, Versus issued 50,000 shares of common stock to an independent sales agent as prepaid commission. The shares were valued at $0.50 per share for accounting purposes and $25,000 was recorded as prepaid commission which will be charged to expense as commissions are earned by this agent.

On April 4, 2000, 35,000 shares of Versus' common stock were issued to a former employee upon exercise of a stock option at $0.41 per share. On April 27, 2000, 100,800 shares were issued upon exercise of a warrant at $0.20 per share.





             VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                 April 30, 2000 (Unaudited)

Note 1  Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto of Versus Technology, Inc. and subsidiary (Versus) contained in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999, as filed with the Securities and Exchange Commission. The October 31, 1999 balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles as found in Versus' Annual Report on Form 10-KSB referenced above.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2000, the results of operations for the three and six months ended April 30, 2000 and 1999 and cash flows for the six months ended April 30, 2000 and 1999. The results of operations for the three and six months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2  Principles of Consolidation

The consolidated financial statements include the accounts of Versus and Olmsted Engineering Co., its wholly owned subsidiary.
Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Note 3  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding. The Company has not included the effects of options, warrants and the outstanding shares under its Employee Incentive Restricted Stock Bonus Plan in its calculation of diluted earnings (loss) per share due to their anti-dilutive effect. The resulting weighted average shares outstanding were 38,286,657 and 38,025,972 for the three months ended April 30, 2000 and 1999, respectively, and 38,264,014 and 38,025,948 for the six months ended April 30, 2000 and 1999, respectively.

Note 4  Reclassifications

Certain reclassifications have been made to 1999 balances to conform with classifications used in 2000.

Note 5 Change in Accounting For Stock Options Issued to Non-employee Directors

As described in Note 5 to the consolidated financial statements included in Versus' 1999 Annual Report on Form 10-K, Versus has historically recorded the fair market value of stock options issued to its non-employee Directors as compensation expense.
This method of accounting complied with the then existing accounting pronouncements and guidance provided by the SEC's staff. In March 2000, the Financial Accounting Standards Board
(FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44). Under FIN 44, stock options issued to Versus' non-employee Directors will receive the same accounting treatment permitted for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby no compensation expense is recorded. Versus is not permitted to adopt FIN 44 until July 1, 2000. Accordingly, Versus recorded the fair value of stock options issued to non-employee Directors as compensation expense in the accompanying consolidated financial statements. Versus will adopt FIN 44 during the quarter ended July 31, 2000 as a cumulative effect of a change in accounting method as of the beginning of its fiscal year.

Had Versus previously been permitted to account for stock options issued to its non-employee Directors in accordance with FIN 44, compensation costs would have been reduced as follows for the periods indicated:

                              April 30, 2000     April 30, 1999
                              --------------     --------------
Quarter ended                    $   9,000         $  39,000

Year-to-date period ended        $  17,000         $  69,000



Note 6  Restricted Stock Bonus Plan

During the six months ended April 30, 2000 the Company issued an additional 15,500 and re-purchased 26,800 shares of the Company's common stock issued pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the three and six months ended April 30, 2000 amounted to $9,800 and $17,800 respectively.

Note 7  Related Party Transactions

Versus' and Olmsted's principal operating facilities are leased from an entity beneficially owned by Versus' President and CEO.
Rent expense for the six months ended April 30, 2000 and 1999 amounted to $62,000 and $60,000, respectively.

Note 8  Costs and Estimated Earnings on Uncompleted Contracts

As disclosed in the notes to consolidated financial statement included in Versus' Annual Report on Form 10-K, revenue from IR (infrared technology) sales has historically been recognized when the related goods are shipped and all significant obligations of Versus have been satisfied (i.e., completed contract basis). This method of accounting has been followed because the typical direct sale arrangement is completed in a short period of time and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. Versus departs from the completed-contract method and recognized revenues and costs on the percentage-of-completion method for contracts not having the features described above. For such contracts, management believes the percentage-of-completion method recognizes the legal and economic results of contract performance on a more timely basis. Under this method, the percent of contract completion is determined by comparison of costs incurred to date to estimated total cost for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts.

As of April 30, 2000, Versus was in the process of completing a large sales and installation contract. This contract is accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings and billings to date for the uncompleted contract at April 30, 2000. There were no uncompleted contracts at October 31, 1999 or April 30, 1999.

                                                     April 30,
                                                       2000
                                                    ----------
Costs incurred on uncompleted contracts             $ 322,000
Estimated earnings                                    267,000
                                                    ----------
                                                      589,000
Less billings to date                                 413,000
                                                    ----------
Total                                               $ 176,000
                                                    ==========


The $176,000 net amount is included in the accompanying April 30, 2000 balance sheet under the caption: "Costs and estimated earnings in excess of billings on uncompleted contracts."

Note 9  Business Segment Information

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


Interim segment information is a follows:


                        Three Months Ended April 30,  Six Months Ended April 30,
                               2000         1999           2000         1999
                           ------------ ------------   ------------ ------------
Revenues
   Data collection and
     processing            $   883,000  $   736,000    $ 1,492,000  $ 1,503,000
   Systems design and
     engineering               123,000      146,000        253,000      303,000
                           ------------ ------------   ------------ ------------
   Consolidated total
     revenues              $ 1,006,000  $   882,000    $ 1,745,000  $ 1,806,000
                           ------------ ------------   ------------ ------------
Cost of Revenues
   Data collection and
     processing            $(  373,000) $(  187,000)   $(  584,000) $(  353,000)
   Systems design and
     engineering            (   76,000)  (   72,000)    (  157,000)  (  159,000)
                           ------------ ------------   ------------ ------------
   Total segment cost
     of revenues            (  449,000)  (  259,000)    (  741,000)  (  512,000)
   Indirect costs
     Depreciation and
       Amortization         (   74,000)  (   76,000)    (  152,000)  (  152,000)
     Lease expense          (    8,000)  (    8,000)    (   16,000)  (   16,000)
     Insurance expense      (    5,000)  (    6,000)    (   11,000)  (   11,000)
     Warranty expense       (    4,000)  (    5,000)    (    9,000)  (   10,000)
     Other                  (   42,000)  (   11,000)    (   63,000)  (   21,000)
                           ------------ ------------   ------------ ------------
   Consolidated total
     Cost of revenues      $(  582,000) $(  365,000)   $(  992,000) $(  722,000)
                           ============ ============   ============ ============

   Segment Gross Margin
   Data collection and
     processing            $   510,000  $   549,000    $   908,000  $ 1,150,000
   Systems design and
     engineering                47,000       74,000         96,000      144,000
                           ------------ ------------   ------------ ------------
   Total segment gross
     margin                $   557,000  $   623,000    $ 1,004,000  $ 1,294,000
                           ============ ============   ============ ============



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

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the three- and six-months periods ended April 30, 2000, with comparisons to 1999 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Results of Operations

In fiscal 1999, Versus recorded four consecutive quarters of revenue decreases. That trend was reversed in the first quarter of 2000 and continued into this second quarter as revenues increased 36% over quarter one.

In May 1998, Versus and Marquette Medical Systems entered into an Amended Marketing Agreement under which Marquette purchased $1,750,000 of Versus' IR products over the ensuing year. Revenues under this contract were high margin sales items that resulted in low cost of revenues as a percent of revenues. The impact of these high margin items continued into the first half of fiscal 1999. As a result, comparisons of fiscal 2000 cost of revenues as a percent of revenues to fiscal 1999 amounts are distorted. The following table sets forth the cost of revenues as a percent of revenues for the three and six month periods ended April 30, 2000 and 1999, respectively, after factoring out the impact of the Marquette contract. As this table clearly demonstrates, Versus' current cost of revenues as a percent of revenues is also trending favorably:



                            Three months ended   Six months ended
                                April 30,           April 30,
                             2000     1999        2000     1999
                            -------  -------     -------  -------
Cost of revenues as a
   percent of revenues        58%      65%          57%     66%


During the second quarter of 2000, Versus launched its initial security industry product offering trademarked as Eagle Eye(tm). The reaction to this product was excellent as evidenced by the reseller/integrator agreements signed as a result of the product demonstrations at the ISC West (International Security Conference) Trade Show in Las Vegas, March 14 - 16, 2000. Versus also commenced installation of a Department of Defense installation which is believed to be the largest infrared tracking installation to date. The project will be completed in July 2000. Research and development efforts emphasized the ASIC chip and related badge improvements.

Three Months Ended April 30, 2000 and 1999

Revenues for the second quarter of 2000 were $1,006,000 marking the second time in Versus' history (since focusing on infrared technology) that revenues broke through the seven digit level. Versus had previously recorded revenues of $1,074,000 in the quarter ended October 31, 1998. Revenues in that prior period included $523,000 on the Marquette Medical contract which expired in May of 1999. Revenues in the quarter ended April 30, 2000 were generated by 22 sources as compared to ten sources in the quarter ended October 31, 1998. These results confirm our statements in prior reports regarding diversification of the customer base.

Second quarter revenues were $1,006,000 or 14% above the fiscal 1999 level of $882,000. Infrared sales of $883,000 were 20% above the same period fiscal 1999 level of $736,000. Reseller revenues accounted for 44% and 98% of the total IR revenues for the three months ended April 30, 2000 and 1999 respectively. Fiscal 2000 results include the completed portion of the major direct sale to the Department of Defense referenced earlier. CAD/CAM revenues were $123,000 or 16% below the $146,000 revenues generated for the same three-month period in fiscal 1999. The largest decreases in CAD/CAM revenues occurred in software, third party products and maintenance.

Cost of revenues as a percentage of revenues in the second quarter of fiscal 2000 increased to 58% from 41% for the same quarter in fiscal 1999. The increased cost of revenues as a percentage of revenues is due to higher installation costs (particularly on the Department of Defense project which was subcontracted to a third party) and the inclusion of Marquette high margin sales in the 1999 results. If the Marquette revenues and cost of revenues were removed from the 1999 results, the cost of revenues as a percent of revenues would be 65%.

Research and development expenses at $191,000 were $28,000 higher than the three months ended April 30, 1999. Expenditures in 2000 were related to the development of new generation tags, the infant tag and the perimeter alarm sentinel.

Sales and marketing expenses for the second quarter of fiscal 2000 decreased to $382,000 or 1% lower than the $386,000 for the three months ended April 30, 1999.

General and administrative expenses of $288,000 were 10% below the $321,000 level for the three months ended April 30, 1999. The reduced cost is attributed to lower expense for Directors' compensation.

In the second quarter of fiscal 2000, other income, net decreased by $55,000 from 1999 levels. Interest income was offset by debenture interest expense.

Six Months Ended April 30, 2000 and 1999

First half revenues were $1,745,000 or 3% below the fiscal 1999 level of $1,806,000. Infrared revenues of $1,492,000 were 1% below the same period fiscal 1999 level of $1,503,000. Resellers accounted for 43% of total IR revenues. Revenues in 1999 included $826,000 on the Marquette contract which expired in May of 1999. If the revenue attributable to that one-time contract is factored out, the actual revenue increase in IR products is 120%. CAD/CAM revenues were $253,000, compared to the $303,000 revenues generated for the same six-month period in fiscal 1999. The largest decrease for CAD/CAM revenues occurred in third party products, maintenance and software.

Cost of revenues as a percentage of revenues in the first six months of fiscal 2000 increased to 57% from 40% for the same period in fiscal 1999. The increased cost of revenues as a percentage of revenues is primarily due to higher installation costs(particularly on the Department of Defense project which was subcontracted to a third party) and the inclusion of Marquette high margin sales in the 1999 results. After factoring out the Marquette revenues and cost of revenues from 1999 results, the cost of revenues as a percent of revenues would be 66%.

Research and development expenses of $342,000 were $10,000 higher than the first half of fiscal 1999. Expenditures in 2000 were related to the development of new generation tags, the infant tag and the perimeter alarm sentinel.

Sales and marketing expenses for the six months ended April 30, 2000 increased to $754,000 or 6% higher than the same period in fiscal 1999. The increased expenses were due to higher advertising expenditures and payments to the independent sales agent.

General and administrative expenses of $583,000 were 8% lower than the $634,000 level for the same period in fiscal 1999. The reduced cost is attributed to lower expense for Directors' compensation.

In the first half of fiscal 2000, other income, net decreased
$98,000, from 1999 levels. Interest income was offset by debenture interest expense.

Liquidity and Capital Resources

As of April 30, 2000 cash on hand was $866,000. Increased receivables, which account for $528,000 of the increase in cash consumed as compared to the prior year, reflect sales to government agencies which typically follow a longer payment cycle. Other longer-term receivables are the result of special terms allowed on new product reference sites. A significant portion of the government agency receivables was received in early June and cash balances are again above the $1,000,000 mark.

During the six months ended April 30, 2000, Versus relied on cash proceeds generated from a private placement of Prime Rate Secured Convertible Debentures completed in 1999. The total decrease in cash was $1,529,000 compared to $291,000 in the same period in 1999. Lower revenues, higher cost of revenues and cash paid for interest were contributing factors in the cash decrease. Versus invested $195,000 in capital assets during the first quarter of 2000 compared to $25,000 in the prior year. Of the total increase, $153,000 was for the ASIC chip and $24,000 for computer equipment ($12,000 for software and $12,000 for hardware). During the first half of 1999 $60,000 of notes payable was retired.

Versus believes the combination of cash balances remaining from the 1999 private placement of debentures, cash already generated and to be generated from accounts receivable balances and cash expected to be generated during fiscal 2000 from revenues will be sufficient to meet projected cash needs for operations and new product developments over the next six months.

Accounting Pronouncement Not Yet Adopted

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44). Under FIN 44, stock options issued to Versus' non-employee Directors will receive the same accounting treatment permitted for employee options. Versus will be required to adopt FIN 44 during the quarter ended July 31, 2000. See Note 5 to the accompany consolidated financial statements for a summary of the effects of the adoption of FIN 44.

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

PART II  OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds

(c) On March 10, 2000, the Board of Directors approved the sale of 11,500 shares of Versus' common stock to two employees under the 1996 Incentive Restricted Stock Bonus Plan (the "Plan") at a price of $.01 per share. Under the Plan, if, on or before three years from the date the shares were issued, the employment of the employee by Versus terminates, the employee must resell all or a percentage of the shares transferred to Versus for $0.01 per share. These sales were made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering. The certificates representing these shares were appropriately legended to restrict transfer.

     On April 14, 2000, the Board approved a motion granting each outside director options to purchase 88,000 shares of the Company's common stock and inside directors (i.e., those employed by the Company) options to purchase 44,000 shares. The options awarded vest after one year and are exercisable over a five-year period at a price of $0.50 per share, which was the then current fair market value. These options were issued pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

     On April 14, 2000, the Board approved a motion granting Samuel Davis an option to purchase 33,500 shares of the company's common stock. The option vests after one year and is exercisable over a five-year period at a price of $0.155 per share. These options were issued pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

     On April 4, 2000, 35,000 shares of Versus' common stock were issued to a former employee upon exercise of a stock option at $0.41 per share. On April 27, 2000, 100,830 shares were issued upon exercise of a warrant at $0.20 per share. These sales were made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering. The certificates representing these shares were appropriately legended to restrict transfer.

Proceeds of the above transactions will be used as working capital for future operations.

Item 4  Submission of Matters to a Vote of Security Holders

The following directors were elected at the 2000 Annual Meeting of Shareholders of Versus Technology, Inc. held on Friday
April 14, 2000: Samuel Davis, Julian C. Schroeder, Gary T.
Gaisser, David L. Gray and James D. Ross.

Total shares voted were 34,993,075 (91%). The tabulation of votes was as follows:
                                   FOR           WITHHELD/AGAINST
                            ---------------      ---------------
Samuel Davis                  32,602,384             2,384,691
Julian C. Schroeder           31,469,075             3,524,000
Gary T. Gaisser               31,469,075             3,524,000
David L. Gray                 30,260,387             4,732,688
James D. Ross                 32,672,875             2,320,200



Item 6  Exhibits and Reports on Form 8-K

  Exhibit 27 - Financial Data Schedule

  Exhibit 99 (a) ACU*CARV(r) 2000 Mill and Wire run in
                 AutoCAD(r) 2000

             (b) Versus Technology Makes a Positive Showing at
                 ISC West

             (c) Positive Sales Trend, Security Contracts and
                 ASIC Chip are Highlights from Annual
                 Shareholders' Meeting

             (d) Versus Technology Reports Second Quarter
                 Results:  Positive Revenue Trend Continues


There were no reports on Form 8-K during the six months ended
April 30, 2000




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

Dated:  June 13, 2000






                                                   Exhibit 99 (a)
                           Press Release

      ACU*CARV(r) 2000 Mill and Wire run in AutoCAD(r) 2000
   Faster, easier to use, cost effective, full-range machining package.


Traverse City, MI-April 3, 2000-Olmsted Engineering Co. (OEC) announced the release of its ACU*CARV(r) 2000 NC programming system. ACU*CARV(r) 2000 Mill Level 1 and ACU*CARV(r) 2000 Wire EDM, run directly within AutoCAD(r) 2000 or Mechanical Desktop(r) allowing users to machine Solids, Surfaces, Plan view/Section view or any of these views in combination providing the tool to maximize a machinist's time and profit.

ACU*CARV(r) 2000 runs directly within the AutoCAD(r) 2000 environment, allowing the user to program from native geometry without the risk of loss through translation. By using the AutoCAD(r) principles and routines, ACU*CARV(r) 2000 not only eliminates the need to translate data but also eliminates the problems of having to integrate another system by allowing users to make use of their existing in-house AutoCAD(r) experience.

To maximize a programmer's time, other software systems can be imported to AutoCAD(r) through the use of DXF, DWG, IGES, STEP, SAT, STL, and SRF translators. AutoCAD(r)'s Mechanical Desktop(r) runs with the ACIS 4.x platform for robust solid modeling and surface modeling, and AutoCAD(r)'s own 3D capabilities for 3D modeling. All of these are machinable with ACU*CARV(r) 2000 directly in the AutoCAD(r) environment.

ACU*CARV(r) 2000 also offers a fully capable Wire EDM solution for 2 axes and 4 axes machining. The wire product allows users to select automatic or manual synchronization methods, thus providing full control over the finished shape. It also includes multiple taper settings, multiple glue stops, skim cutting with alternating direction and other features allowing full control of the machining process.

Olmsted Engineering Company is a wholly owned subsidiary of Versus Technology, Inc. and is an acknowledged leader and innovator in CAM programming systems. Its proprietary software products are used extensively in the tool and die industry. OEC systems are currently used in businesses supplying product to the automotive, aeronautical, medical and other fine tolerance industries. For additional information on solutions that OEC can be provide, please call (231) 946-3174, or see us at our WEB site at www.acucarv.com.




                                                  Exhibit 99 (b)
                         Press Release

      VERSUS TECHNOLOGY MAKES A POSITIVE SHOWING AT ISC WEST
    Dealers Show Interest in Eagle Eye(tm) Asset Tracking Product

Traverse City, Mich., April 4, 2000 - Versus Technology, Inc. (OTC BB: VSTI) successfully launched its new Eagle Eye(tm) asset tracking solution at the International Security Conference (ISC) in Las Vegas. This conference was attended by more than 9,000 security industry professionals, which included veteran security system integrators, dealers, consultants and end users investigating new technology to enhance existing or new security system projects. Versus provided a live demonstration of this product in action.

"With interest levels so high for the Eagle Eye(tm) product, Versus is experiencing a quick acceptance of this product through security integrators and dealers. The potential of this product in the security industry is very encouraging," said John Hunepohl,
Versus' Director of Sales.   Hunepohl, along with a panel of other
security experts, spoke at the show's seminar on "Access Tracking and Access Control RFID (radio frequency identification) Technology and Applications." "Response to the presentation confirmed and validated our view that the customer demands a locating solution that embraces multiple technologies.
Eagle Eye(tm) does that now," confirmed Hunepohl. Eagle Eye(tm) supports HID's ProxTrak(tm), Checkpoint System's Performa(tm), Automated Identification Technologies' Link-It(tm) and other security systems.

"While many vendors concentrate on supplying cost-effective and reliable RFID asset tags, Versus Technology, Inc. gives us the missing piece, an open architecture locating solution that we can take to our customers," stated Brenton Scott, Manager Asset Tracking of Automated Identification Technologies. "This will allow us to meet our goals of providing Link-It as the active tag of choice."

With Versus' finalization of its agreement with Checkpoint Systems, Inc. (NYSE:CKP), announced last month, many system integration dealers took advantage of the show to review the Eagle Eye(tm) offering. "The Versus product is head and shoulders above the competition," stated Rick Leighton, Vice President of Sales, Advance Electronic Solutions (AES), Exton, Penn. "AES is aggressively exploring opportunities in asset protection and the Versus line provides the necessary application and solution: matching existing personnel tags to newer RFID asset tags."

"Eagle Eye(tm) is the key to effective asset management," said Hunepohl. "Our open architecture design allows the customer to add Eagle Eye(tm) asset tracking to existing access control systems.
As a result, we bring a feasible and cost-effective asset tracking solution to the table immediately." In addition to a seamless integration with access control systems, Eagle Eye's(tm) open architecture design allows the customer to use many industry standard asset tags and readers. "Other manufacturers are offering solutions that embrace a specific RFID tag, but we feel the customer should have the opportunity to choose from all vendors," said Hunepohl. "While one tag may be the best solution for identifying laptops, a different type may be required for file folders. With Eagle Eye(tm), customers can track both items with a single system."

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





                                                  Exhibit 99 (c)
                       Press Release

      Positive Sales Trend, Security Contracts and ASIC Chip are Highlights from Annual Shareholders' Meeting

Traverse City, Mich., April 20, 2000 - Versus Technology, Inc.'s (OTC BB: VSTI) annual shareholders' meeting held in Traverse City, Michigan on April 14, 2000, was attended by its largest audience to date. The meeting focused on the Company's U.S. and international sales efforts, reviewed the successful March Eagle Eye(tm) product launch and emphasized the impact the Company's new Application Specific Integrated Circuit (ASIC) chip will have on the locating industry.

"First quarter revenues met budget and the second quarter is on target," stated Gary Gaisser, President and CEO of Versus Technology, Inc. "By re-emphasizing support for our existing resellers and adding new resellers to our customer base, we have reversed the downward trend in revenues experienced in the last half of fiscal 1999. These results combined with our strong entrance into the security market lead me to conclude that Versus is poised to have a record year."

During a presentation of the agreements reached with major players in the security industry such as Checkpoint, HID, Axcess, Automatic Identification Technologies and Motorola, Gaisser referred to the impact he expects the Eagle Eye(tm) system will have on the asset control industry. Versus previously announced a deal to work with HID Corporation, a leader in the access control industry, to develop an HID/Versus active tag for the $12 billion radio frequency identification (RFID) segment of the security industry. "One powerful observation we experienced during the ISC West product launch was that other companies we expected as competitors were actually eager to become integrators with the Versus system," said Gaisser. "Because of this response, we expect acceptance of the Eagle Eye(tm) solution to be fast paced and have a strong impact on the security industry."

Versus pointed to its increased spending on research and development as demonstrative of its commitment to continual fine-tuning and expansion of its family of products. A prime example of this commitment is its innovative ASIC chip set, which will reduce the number of high-cost components in Versus' products by 33 percent. "This advancement in the manufacturing process will enable Versus to produce higher quality products at lower costs, allowing us to penetrate markets that were initially excluded due to higher overall system prices," stated Henry Tenarvitz, Chief Operating Officer of Versus. "We expect lower system costs to pave the way for the 'smart building' of the future which we expect will incorporate locating systems as part of a facility's standard infrastructure," added Gaisser.

In the formal portion of the meeting, shareholders re-elected the former Board of Directors to serve another one-year term. Those elected were Gary Gaisser, Julian Schroeder, David Gray, James Ross and Samuel Davis. "We are happy with the endorsement implied in the election results and thank our investors for their continual support," stated Gaisser. "I am proud of what our Company has accomplished, both in product development and sales performance. I look forward to our continued success."

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






                                                   Exhibit 99 (d)
                        Press Release

        VERSUS TECHNOLOGY REPORTS SECOND QUARTER RESULTS
   Revenues top $1,000,000 as positive revenue trend continues.

Traverse City, Michigan, June 13, 2000 -- Versus Technology, Inc (OTC BB: VSTI) announced revenues for the second quarter of $1,006,000, up 14% from revenues of $882,000 for the same period in 1999. The Company also reported a net loss of $495,000 or $0.01 per share compared to $350,000 or $0.01 per share in 1999.

"Our second quarter revenue proves we are on the right track," said Gary Gaisser, Versus Technology President and CEO. "Our expanded customer base took us over the $1,000,000 quarterly revenue mark for the second time in recent history. In fiscal 1999, we experienced four quarters of revenue decreases as we focused on a direct sales approach to the medical market. In November 1999, we refocused our efforts on our reseller channel and we are happy to report sales increases in the last two quarters. The increase from the first to the second quarter alone was 36%. With existing backlogs we expect this trend to continue."

Versus attributed the increased loss over the same three months in the prior year to higher interest expense, increased R & D costs and increased cost of revenues mainly due to a third party installation contract. "We are continuing to focus on our product development to ensure a continual supply of new products and improvements in component costs and performance," said Henry Tenarvitz, Chief Operating Officer. "The reseller channel for the security division is developing quickly, integration with two of our partners is already in progress with additional product developments on the schedule."

For the six months ended April 30, 2000, revenues were down slightly (3.4%) from $1,806,000 in 1999 to $1,745,000 in 2000.
The net loss for the first six months of fiscal 2000 increased to $1,015,000 from $581,000 for the same period in 1999. Interest expense and increased cost of revenues accounted for the majority of the increased loss. "Cash reserves are adequate and development programs are still on target. The apparent increase in cost of revenues as a percent of revenues disappears on closer examination," said Gaisser. "Last year's results include the Marquette contract that resulted in high margin sales. When the impact of this anomaly is removed, the cost of revenues as a percent of revenues in 1999 would have been 66%. Comparing this cost level to the 57% for 2000 emphasizes the cost improvements we have made."

Versus Technology, Inc. (http://www.versustech.com) (Versus) is a developer of leading-edge technology used for process improvement in the healthcare, security, government and corporate markets. Versus' core technology makes locating systems more precise, security systems more intelligent, data collection routines automatic and asset management systems more efficient. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the6 automatic and accurate registry of essential management and business information. By monitoring the precise location of personnel or equipment and automatically recording events associated with their locations, the systems offer real-time asset and staff locating, automatic data collection, access/egress control and two-way communication capabilities. Versus' proprietary locating systems are sold primarily through an expanding international network of resellers who market Versus' products as enhancements to their existing product lines. In addition to the reseller network, Versus is also represented in Canada by an independent sales agent.

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





                  VERSUS TECHNOLOGY, INC.
              Consolidated Statement of Operations
                        (Unaudited)

                        Three Months Ended April 30,  Six Months Ended April 30,
                              2000        1999            2000         1999
                         ------------ ------------   ------------ ------------

Revenues                 $ 1,006,000  $   882,000    $ 1,745,000  $ 1,806,000

Operating expenses

   Cost of revenues          588,000      365,000        992,000      722,000

   Research and
      development            191,000      163,000        342,000      332,000

   Sales and marketing       382,000      386,000        754,000      708,000

   General and
      administrative         288,000      321,000        583,000      634,000
                         ------------ ------------   ------------ ------------
                           1,449,000    1,235,000      2,671,000    2,396,000
                         ------------ ------------   ------------ ------------
Loss From Operations      (  443,000)  (  353,000)    (  926,000)  (  590,000)
                         ------------ ------------   ------------ ------------

Other Income (Expenses):

   Interest income            17,000        3,000         47,000        9,000

   Interest expense       (   64,000)        -        (  130,000)        -

   Other (net)            (    5,000)        -        (    6,000)        -
                         ------------ ------------   ------------ ------------
                          (   52,000)       3,000     (   89,000)       9,000
                         ------------ ------------   ------------ ------------
Net Loss                 $(  495,000) $(  350,000)   $(1,015,000) $(  581,000)
                         ============ ============   ============ ============
Basic and Diluted Net
   Loss Per Share        $(     0.01) $(     0.01)   $(     0.03) $(     0.02)
                         ============ ============   ============ ============




Please refer to the most recent 10-QSB filed with the Securities and Exchange Commission for additional details.