Form 10QSB
period 2000-07-31
VERSUS TECHNOLOGY INC
filed 2000-09-14
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                         FORM 10-QSB


      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended July 31, 2000

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


As of August 31, 2000 the issuer had outstanding 39,092,883 shares of common stock, par value $.01 per share.

Transitional small business disclosure format:  Yes (   )  No ( X )







                   VERSUS TECHNOLOGY, INC.

                   Index to Form 10-QSB
                                                             PAGE
PART I            FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Balance Sheets as of July 31, 2000
       (Unaudited) and October 31, 1999

       Consolidated Statements of Operations for the three and nine months ended July 31, 2000 and 1999
       (Unaudited)

       Consolidated Statements of Cash Flows for the nine months ended July 31, 2000 and 1999 (Unaudited)

       Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations

PART II               OTHER INFORMATION

Item 2 Changes in Securities and Use of Proceeds

Item 6 Exhibits and Reports on Form 8-K

       Signatures




                       VERSUS TECHNOLOGY, INC.
                    Consolidated Balance Sheets
                          (Unaudited)

                                          July 31,    October 31,
                                           2000          1999
                                       ------------  ------------
ASSETS

Current Assets

Cash and cash equivalents              $   891,000   $ 2,395,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $54,000 and
   $28,000                                 786,000       564,000

Costs and estimated earnings in
   excess of billings on
   uncompleted contracts (Note 8)          233,000          -

Inventories - purchased parts and
   assemblies                              278,000       402,000

Prepaid expenses and other
   current assets                          118,000        98,000
                                       ------------  ------------
Total Current Assets                     2,306,000     3,459,000
                                       ------------  ------------
Property and Equipment, net of
   accumulated depreciation of
   $331,000 and $259,000                   632,000       450,000

Software Development Costs, net
   of accumulated amortization of
   $294,000 and $238,000                   306,000       362,000

Goodwill, net of accumulated
   amortization of $611,000 and
   $494,000                              1,728,000     1,845,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $934,000 and
   $769,000                              1,056,000     1,221,000

Deferred Financing Costs, net of
   accumulated amortization of
   $25,000 and $11,000                      83,000        97,000
                                       ------------  ------------
                                       $ 6,111,000   $ 7,434,000
                                       ============  ============


LIABILITIES AND SHAREHOLDERS'
EQUITY

Current Liabilities

Accounts payable                       $   528,000   $   500,000

Accrued expenses                           221,000       204,000

Deferred revenue - customer
   advance payments                         21,000        49,000
                                       ------------  ------------
Total Current Liabilities                  770,000       753,000

Long-Term Debt                           3,000,000     3,000,000
                                       ------------  ------------
Total Liabilities                        3,770,000     3,753,000
                                       ------------  ------------
Shareholders' Equity

Common stock, $.01 par value;
   75,000,000 shares authorized;
   39,087,883 and 38,510,671
   shares issued and outstanding
   (Note 10)                               391,000       385,000

Additional paid-in capital              33,365,000    33,367,000

Accumulated deficit                    (31,370,000)  (29,990,000)

Unearned compensation                  (    45,000)  (    81,000)
                                       ------------  ------------
Total Shareholders' Equity               2,341,000     3,681,000
                                       ------------  ------------
                                       $ 6,111,000   $ 7,434,000
                                       ============  ============

     See accompanying notes to consolidated financial statements.




                        VERSUS TECHNOLOGY, INC.
              Consolidated Statement of Operations
                           (Unaudited)


                        Three Months Ended July 31,   Nine Months Ended July 31,
                              2000          1999          2000          1999
                          ------------  ------------  ------------  ------------

Revenues                  $ 1,004,000   $   859,000   $ 2,749,000   $ 2,665,000

Operating expenses

   Cost of revenues           694,000       404,000     1,686,000     1,126,000

   Research and
      development             160,000       141,000       502,000       473,000

   Sales and marketing        370,000       323,000     1,124,000     1,031,000

   General and
      administrative          277,000       271,000       843,000       905,000
                          ------------  ------------  ------------  ------------
                            1,501,000     1,139,000     4,155,000     3,535,000
                          ------------  ------------  ------------  ------------
Loss From Operations       (  497,000)   (  280,000)   (1,406,000)   (  870,000)
                          ------------  ------------  ------------  ------------

Other Income (Expenses):

   Interest income             14,000        15,000        61,000        24,000

   Interest expense        (   68,000)   (   21,000)   (  198,000)   (   21,000)

   Other (net)                   -             -       (    6,000)         -
                          ------------  ------------  ------------  ------------
                           (   54,000)   (    6,000)   (  143,000)        3,000
                          ------------  ------------  ------------  ------------
Loss before cumulative
   effect of change in
   accounting principle    (  551,000)   (  286,000)   (1,549,000)   (  867,000)

Cumulative effect on
   prior years (to
   October 31, 1999) of
   changing to different
   method of accounting
   for options issued
   to non-employee
   directors (Note 5)            -             -          169,000         -
                          ------------  ------------  ------------  ------------
Net Loss                  $(  551,000)  $(  286,000)  $(1,380,000)  $(  867,000)
                          ============  ============  ============  ============
Basic and diluted per
   share amounts:

Loss before cumulative
   effect of change in
   accounting principle   $(   .01   )  $(   .01   )  $(   .04   )  $(   .02   )

Cumulative effect on
   prior years (to
   October 31, 1999)
   of changing to
   different method of
   accounting for
   options issued to
   non-employee
   directors (Note 5)            -             -             -             -
                          ------------  ------------  ------------  ------------
 Basic and Diluted Net
   Loss Per Share         $(   .01   )  $(   .01   )  $(   .04   )  $(   .02   )
                          ============  ============  ============  ============

     See accompanying notes to consolidated financial statements.



                           VERSUS TECHNOLOGY, INC.
                    Consolidated Statements of Cash Flow
                               (Unaudited)

                                      Nine Months Ended July 31
                                        2000           1999
                                     ------------  ------------
Operating activities:
   Net Loss                          $(1,380,000)  $(  867,000)
   Adjustments to reconcile net
      loss to net cash used in
      operating activities:
   Cumulative effect of change in
      accounting principle            (  169,000)         -
      Depreciation                        72,000        63,000
      Amortization of intangibles        352,000       333,000
      Amortization of unearned
        compensation                      28,000       107,000
      Directors' compensation               -           78,000
   Changes in operating assets
      and liabilities:
      Accounts receivable             (  222,000)   (   96,000)
      Cost and estimated earnings
        in excess of billings on
        uncompleted contracts         (  233,000)         -
      Inventories                        124,000    (   94,000)
      Prepaid expenses and other
        current assets                     5,000         2,000
      Accounts payable                    28,000    (   96,000)
      Accrued expenses                    17,000    (   12,000)
      Deferred revenues -
        customer advance payments     (   28,000)   (    5,000)
                                     ------------  ------------
Net cash used in operating
   activities                         (1,406,000)   (  587,000)
                                     ------------  ------------
Investing activities:

   Additions to property and
      Equipment                       (  254,000)   (   53,000)
                                     ------------  ------------
Net cash used in investing
   Activities                         (  254,000)   (   53,000)
                                     ------------  ------------
Financing activities:
   Issuance of long-term debt               -        2,000,000
   Debt financing costs                     -       (  110,000)
   Payments on notes payable                -       (   80,000)
   Sale of common stock                  156,000         1,000
                                     ------------  ------------
Net cash provided by financing
   activities                            156,000     1,811,000
                                     ------------  ------------
Net increase (decrease) in cash
   and cash equivalents               (1,504,000)    1,171,000
Cash and cash equivalents,
   beginning of period                 2,395,000       698,000
                                     ------------  ------------
Cash and cash equivalents, end of
   period                            $   891,000   $ 1,869,000
                                     ============  ============

Supplemental cash flow
   information
Cash paid during the period for
   interest                          $   192,000   $      -
                                     ============  ============

   See accompanying notes to consolidated financial statements.




During the first nine months of fiscal 2000:

Versus issued 15,500 shares of additional non-vested Employee Incentive Restricted Stock and repurchased 35,700 shares of similar stock from terminated employees, all at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. During the same period in fiscal 1999, 162,450 shares were issued and 30,053 shares were repurchased. Unearned compensation of $6,400 and $58,000 was recorded for the stock issued and unearned compensation of $14,200 and $25,000 related to the repurchased shares was cancelled during the nine months ended July 31, 2000 and 1999 respectively.

On November 4, 1999, Versus issued 50,000 shares of common stock to an independent sales agent as prepaid commission. The shares were valued at $0.50 per share for accounting purposes and $25,000 was recorded as prepaid commission which is being charged to expense as commissions are earned by this agent.

The following table outlines additional stock transactions during the first nine months of fiscal 2000:

                                         Exercise
   Date           Shares     Pursuant to   Price       Purchaser
---------------  -------  -------------  -------  --------------
April 4, 2000    35,000   Stock Option   $0.410  Former Employee
April 27, 2000  100,830   Warrant        $0.200         Investor
May 10, 2000     25,000   Warrant        $0.500         Director
May 10, 2000    120,893   Warrant        $0.200         Director
May 10, 2000     46,689   Warrant        $0.500         Director
May 10, 2000     73,000   Stock Option   $0.515         Director
May 10, 2000     73,000   Stock Option   $0.165         Director
May 12, 2000     73,000   Stock Option   $0.165         Director
               --------
                547,412
               ========


Additional paid-in capital was reduced by $186,000 due to the effects of the accounting change discussed in Note 5.




                VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements
                      July 31, 2000 (Unaudited)

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2000, the results of operations for the three and nine months ended July 31, 2000 and 1999 and cash flows for the nine months ended July 31, 2000 and 1999. The results of operations for the three and nine months ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2  Principles of Consolidation

The consolidated financial statements include the accounts of Versus and Olmsted Engineering Co., its wholly owned subsidiary.
Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Note 3  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding. The Company has not included the effects of options, warrants and the outstanding shares under its Employee Incentive Restricted Stock Bonus Plan in its calculation of diluted earnings (loss) per share due to their anti-dilutive effect. The resulting weighted average shares outstanding were 39,054,933 and 38,777,263 for the three months ended July 31, 2000 and 1999, respectively, and 38,722,545 and 38,436,365 for the nine months ended July 31, 2000 and 1999, respectively.

Note 4  Reclassifications

Certain reclassifications have been made to 1999 balances to conform with classifications used in 2000.

Note 5 Change in Accounting For Stock Options Issued to Non-employee Directors

As described in Note 5 to the consolidated financial statements included in Versus' 1999 Annual Report on Form 10-KSB, Versus has historically recorded the fair value of stock options issued to its non-employee directors as compensation expense. This method of accounting complied with the then existing accounting pronouncements and guidance provided by the SEC's staff. In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44). Under FIN 44, stock options issued to Versus' non-employee directors will receive the same accounting treatment permitted for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby no compensation expense is recorded. Versus adopted FIN 44 in July 2000, as required. The $169,000 cumulative effect of the change in prior years is included in income (reduction of loss) for the nine months ended July 31, 2000. The adoption had no impact on the loss for the three months ended July 31, 2000. The effect of the change for the nine months ended July 31, 2000 was to decrease the loss before cumulative effect of change in accounting principle by $17,000 (no effect on basic and diluted per share amounts) and the net loss by $186,000 (no effect on basic and diluted per share amounts). The adoption of FIN 44 resulted in the following adjustments to information that had been previously reported in fiscal year 2000:



                                       Three Months Ended
                                January 31, 2000   April 30, 2000
                                    ------------    ------------
Net loss as previously reported     $(  520,000)    $(  495,000)
Effect of change in accounting for
  options issued to non-employee
  directors                               8,000           9,000
Loss before cumulative effect of
  change in accounting principle     (  512,000)    (   486,000)
Cumulative effect on prior years
  (to October 31, 1999) of changing
  to a different method of accounting
  for options issued to non-employee
  directors                             169,000            -
                                    ------------    ------------
Net loss as restated                $(  343,000)    $(  486,000)
                                    ============    ============
Basic and diluted per share amounts:
Net loss as previously reported     $(   .01   )    $(   .01   )
Effect of change in accounting for
  options issued to non-employee
  directors                                -               -
                                    ------------    ------------
Loss before cumulative effect of
  change in accounting principle     (   .01   )     (   .01   )
Cumulative effect on prior years
  (to October 31, 1999) of changing
  to a different method of accounting
  for options issued to non-employee
  directors                                -               -
                                    ------------    ------------
Net loss as restated                $(   .01   )    $(   .01   )
                                    ============    ============


The adoption of FIN 44 also resulted in a $186,000 decrease to additional paid in capital.

Had Versus previously been permitted to account for stock options issued to its non-employee directors in accordance with FIN 44, the pro forma operating results would have been as follows:


                            Loss from      Net    Basic & Diluted
                            Operations     Loss    Loss Per Share
                         ------------  ------------  ------------
Quarter ended
  July 31, 1999          $(  271,000)  $(  277,000)  $(   .01   )

Nine months ended
  July 31, 1999          $(  792,000)  $(  789,000)  $(   .02   )


Note 6  Restricted Stock Bonus Plan

During the nine months ended July 31, 2000 the Company issued an additional 15,500 and re-purchased 35,700 shares of the Company's common stock issued pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the three and nine months ended July 31, 2000 amounted to $10,800 and $28,400 respectively.

Note 7  Related Party Transactions

Versus' and Olmsted's principal operating facilities are leased from an entity beneficially owned by Versus' President and CEO.
Rent expense for the nine months ended July 31, 2000 and 1999 amounted to $94,000 and $90,000, respectively.

Note 8  Costs and Estimated Earnings on Uncompleted Contracts

As disclosed in the notes to consolidated financial statement included in Versus' Annual Report on Form 10-KSB, revenue from IR (infrared technology) sales has historically been recognized when the related goods are shipped and all significant obligations of Versus have been satisfied (i.e., completed contract basis). This method of accounting has been followed because the typical direct sale arrangement is completed in a short period of time and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. Versus departs from the completed-contract method and recognizes revenues and costs on the percentage-of-completion method for contracts not having the features described above. For such contracts, management believes the percentage-of-completion method recognizes the legal and economic results of contract performance on a more timely basis. Under this method, the percent of contract completion is determined by comparison of costs incurred to date to estimated total cost for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts.

As of July 31, 2000, Versus was in the process of completing various sales and installation contracts. These contracts are accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings and billings to date for the uncompleted contracts at July 31, 2000. There were no uncompleted contracts at October 31, 1999 or July 31, 1999.


                                                     July 31,
                                                       2000
                                                  ------------
Costs incurred on uncompleted contracts           $   573,000
Estimated earnings                                    351,000
                                                  ------------
                                                      924,000
Less billings to date                                 691,000
                                                  ------------
Total                                             $   233,000
                                                  ============

The $233,000 net amount is included in the accompanying July 31, 2000 balance sheet under the caption: "Costs and estimated earnings in excess of billings on uncompleted contracts."

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


Interim segment information is as follows:


                        Three Months Ended July 31,   Nine Months Ended July 31,
                           2000          1999             2000          1999
                        ------------  ------------    ------------  ------------
Revenues
   Data collection
   and processing       $   844,000   $   717,000     $ 2,336,000   $ 2,220,000
   Systems design and
     engineering            160,000       142,000         413,000       445,000
                        ------------  ------------    ------------  ------------
   Consolidated total
     revenues           $ 1,004,000   $   859,000     $ 2,749,000   $ 2,665,000
                        ------------  ------------    ------------  ------------
Cost of Revenues
   Data collection
   and processing       $(  450,000)  $(  230,000)    $(1,034,000)  $(  583,000)
   Systems design and
     engineering         (  105,000)   (   85,000)     (  262,000)   (  244,000)
                        ------------  ------------    ------------  ------------
   Total segment cost
     of revenues         (  555,000)   (  315,000)     (1,296,000)   (  827,000)
   Indirect costs
     Depreciation and
       amortization      (   77,000)   (   72,000)     (  229,000)   (  224,000)
     Lease expense       (    8,000)   (    8,000)     (   24,000)   (   24,000)
     Insurance expense   (    5,000)   (    5,000)     (   16,000)   (   16,000)
     Warranty expense    (    7,000)   (    4,000)     (   16,000)   (   14,000)
     Other               (   42,000)   (     -   )     (  105,000)   (   21,000)
                        ------------  ------------    ------------  ------------
   Consolidated total
     cost of revenues   $(  694,000)  $(  404,000)    $(1,686,000)  $(1,126,000)
                        ============  ============    ============  ============
Segment Gross Margin
   Data collection and
     Processing         $   394,000   $   487,000     $ 1,302,000   $ 1,637,000
   Systems design and
     engineering             55,000        57,000         151,000       201,000
                        ------------  ------------    ------------  ------------
   Total segment gross
     margin             $   449,000   $   544,000     $ 1,453,000   $ 1,838,000
                        ============  ============    ============  ============

Note 10  Subsequent Events

Effective September 1, 2000, Versus entered into a Non-Exclusive Patent License Agreement, Stock Purchase Agreement, Warrant Agreement and Registration Rights Agreement with Hillenbrand Industries, Inc. Versus received $2,325,000 ($1,000,000 for the License and $1,325,000 for the stock and warrant) as consideration for this transaction.



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

Versus develops innovative products used for process improvement in the healthcare, security, government and corporate markets. Versus' core technology makes locating systems more precise, security systems more intelligent, data collection routines automatic and asset management systems more efficient. Versus' products can be integrated into existing control systems such as nurse call systems and portal detection systems or utilized in stand alone locating systems such as Versus' own Versus Information System (VIS(tm)).

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

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the three- and nine-month periods ended July 31, 2000, with comparisons to 1999 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Results of Operations

In fiscal 1999, Versus recorded four consecutive quarters of revenue decreases. That trend was reversed in the first quarter of 2000 and continued into the second quarter as revenues increased 36% over quarter one. Third quarter revenues were relatively the same as the second quarter but 17% above 1999 levels for the same period.


In May 1998, Versus and Marquette Medical Systems entered into an Amended Marketing Agreement under which Marquette purchased $1,750,000 of Versus' IR products over the ensuing year. Revenues under this contract were high margin sales items that resulted in low cost of revenues as a percent of revenues. The impact of these high margin items continued into the first half of fiscal 1999. As a result, comparisons of fiscal 2000 cost of revenues as a percent of revenues to fiscal 1999 amounts are distorted. The following table sets forth the cost of revenues as a percent of revenues for the three and nine month periods ended July 31, 2000 and 1999, respectively, after factoring out the impact of the Marquette contract.



                         Three months ended     Nine months ended
                              July 31,            July 31,
                           2000     1999        2000       1999
                         ------------------    ------------------
Cost of revenues as a
   percent of revenues      69%      47%         61%        57%


Two factors affected the cost of revenues as a percentage of revenues in fiscal 2000:
  * To facilitate the introduction of our product into a highly visible reference site, in anticipation of such installation serving as a marketing tool to increase future revenues, lower margins than were historically incurred were incorporated on the installation portion of the project for the Department of Defense.
  * Canadian source revenues involve higher costs due to third Party components in the projects.

Versus expects the cost of revenues as a percentage of revenues will decrease in the future with the incorporation of its Application Specific Integrated Circuit (ASIC) chip benefits in system components.

During the third quarter of 2000, Versus completed a Department of Defense installation which Versus believes is the largest infrared tracking installation in the world to date. Research and development efforts were targeted primarily at the Eagle Eye(tm) product line and new generation tags.

Three Months Ended July 31, 2000 and 1999

Revenues for the third quarter of 2000 were $1,004,000 marking the third time in Versus' history (since focusing on infrared technology) that quarterly revenues broke through the seven digit level. Versus had previously recorded revenues of $1,074,000 in the quarter ended October 31, 1998 and $1,006,000 in the quarter ended April 30, 2000.

Third quarter revenues were $1,004,000 or 17% above the fiscal 1999 level of $859,000. Infrared sales of $844,000 were 18% above the same period fiscal 1999 level of $717,000. Reseller revenues accounted for 44% and 72% of the total IR revenues for the three months ended July 31, 2000 and 1999 respectively. Fiscal 2000 results include the completed portion of the major direct sale to the Department of Defense referenced earlier and $383,000 in Canadian source revenues. Canadian source revenues were $10,000 for the same period in fiscal 1999. The growth in Canadian revenues reflects the successful introduction of the Company's Cordless Nurse Call product in Canada. CAD/CAM revenues were $160,000 or 13% above the $142,000 revenues generated for the same three-month period in fiscal 1999.

Cost of revenues as a percentage of revenues in the third quarter of fiscal 2000 increased to 69% from 47% for the same quarter in fiscal 1999. The increased cost of revenues as a percentage of revenues is due to higher installation costs (particularly on the Department of Defense project which was subcontracted to a third party) and the higher cost of the Canadian source revenues. The Canadian source revenues represent entire nurse call and tracking systems and therefore include a larger proportion of higher cost third party components.

Research and development expenses at $160,000 were $19,000 higher than the three months ended July 31, 1999. Expenditures in 2000 were related to the development of new generation tags, Eagle Eye(tm) and the Cordless Nurse Call product.

Sales and marketing expenses for the third quarter of fiscal 2000 increased to $370,000 or 15% higher than the $323,000 for the three months ended July 31, 1999. Higher costs resulted from the Company's attendance at a Canadian trade show and increased advertising efforts.

General and administrative expenses of $277,000 were 2% above the $271,000 level for the three months ended July 31, 1999.

In the third quarter of fiscal 2000, other income, net decreased by $48,000 from 1999 levels due to debenture interest expense.

Nine Months Ended July 31, 2000 and 1999

Revenues for the nine months ended July 31, 2000 were $2,749,000 or 3% above the fiscal 1999 level of $2,665,000. Infrared revenues of $2,336,000 were 5% above the same period fiscal 1999 level of $2,220,000. Reseller revenues accounted for 37% and 87% of total IR revenues for the nine months ended July 31, 2000 and 1999 respectively. Canadian source revenues for the nine months ended July 31, 2000 were $462,000, a significant increase over the $28,000 recorded in the same period for fiscal 1999. Revenues in 1999 included $826,000 on the Marquette contract which expired in May of 1999. If the revenue attributable to that one-time contract is factored out, the actual revenue increase in IR products is 68%. CAD/CAM revenues were $413,000, compared to the $445,000 revenues generated for the same nine-month period in fiscal 1999. The largest decrease for CAD/CAM revenues occurred in third party products.

Cost of revenues as a percentage of revenues in the first nine months of fiscal 2000 increased to 61% from 42% for the same period in fiscal 1999. The increased cost of revenues as a percentage of revenues is due to higher installation costs on the Department of Defense project, which was subcontracted to a third party, higher cost of revenues as a percentage of revenues for Canadian sales and the inclusion of Marquette high margin sales in the 1999 results. After factoring out the Marquette revenues and cost of revenues from 1999 results, the cost of revenues as a percent of revenues would have been 57%. As indicated above, Versus has completed development of its ASIC chip and expects to incorporate the chip in system components beginning in the fourth quarter of fiscal 2000. The ASIC chip is expected to reduce the cost of system components while providing greater configuration capabilities in next generation badges. The resulting benefits will increase margins and facilitate future sales in existing markets and entries into other markets as reduced prices will allow lower system costs producing higher customer returns on investment.

Research and development expenses of $502,000 were $29,000 higher than the first nine months of fiscal 1999. Expenditures in 2000 were related to the development of new generation tags, the infant tag, the perimeter alarm sentinel, Eagle Eye(tm) and the Cordless Nurse Call product.

Sales and marketing expenses for the nine months ended July 31, 2000 increased to $1,124,000 or 9% higher than the same period in fiscal 1999. The increased expenses were due to higher advertising expenditures and payments to the independent sales agent.

General and administrative expenses of $843,000 were 7% lower than the $905,000 level for the same period in fiscal 1999. The reduced cost is attributed to lower expense for directors' compensation due to the impact of adopting FIN 44, as disclosed in Note 5 to the consolidated Financial Statements.

In the first nine months of fiscal 2000, other income, net decreased $146,000, from 1999 levels due to debenture interest expense.

Liquidity and Capital Resources

As of July 31, 2000 cash on hand was $891,000, an increase of $25,000 over the April 30 level. Increased receivables (accounts receivable and costs and estimated earnings in excess of billings), which account for $359,000 of the increase in cash consumed as compared to the prior year, reflect sales to government agencies which typically follow a longer payment cycle. Receivables also increased as a result of special terms allowed on new product reference sites and major Canadian projects in process.

During the nine months ended July 31, 2000, Versus relied on cash proceeds generated from a private placement of Prime Rate Secured Convertible Debentures completed in 1999. The total decrease in cash was $1,504,000 compared to $829,000 in the same period in 1999 after adjusting for the 1999 debenture issue proceeds.
Higher cost of revenues and cash paid for interest were contributing factors in the cash decrease. Versus invested $254,000 in capital assets during the first nine months of 2000 compared to $54,000 in the prior year. Capital assets acquired consisted of $180,000 for the development of the ASIC chip, $30,000 in machinery and equipment, $29,000 in computer equipment, $11,000 in furniture and fixtures and $4,000 in leasehold improvements.

Effective September 1, 2000, Versus entered into a Non-Exclusive Patent License Agreement, Stock Purchase Agreement, Warrant Agreement and Registration Rights Agreement with Hillenbrand Industries, Inc. Versus received $2,325,000 ($1,000,000 for the License and $1,325,000 for 2,500,000 shares of common stock and a warrant) as consideration for this transaction. The proceeds from this transaction will be used for working capital.

Versus believes cash balances will be sufficient to meet projected cash needs for operations and new product developments over the next twelve months.

Accounting Pronouncement Adopted

In March 2000, the FASB issued FIN 44. Under FIN 44, stock options issued to Versus' non-employee directors will receive the same accounting treatment permitted for employee options. Versus adopted FIN 44 during the quarter ended July 31, 2000, as required. See Note 5 to the accompany consolidated financial statements for a summary of the effects of the adoption of FIN 44.

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

PART II  OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds

(c) During the three months ended July 31, 2000 Versus issued shares of its common stock to two directors pursuant to existing warrants and stock option agreements. The following table summarizes these transactions.

                                        Exercise
 Date            Shares    Pursuant to    Price      Purchaser
--------------  ---------  -----------  ----------  ----------
May 10, 2000      25,000    Warrant       $0.500      Director
May 10, 2000     120,893    Warrant       $0.200      Director
May 10, 2000      46,689    Warrant       $0.500      Director
May 10, 2000      73,000    Stock Option  $0.515      Director
May 10, 2000      73,000    Stock Option  $0.165      Director
May 12, 2000      73,000    Stock Option  $0.165      Director
               ---------
                 411,582
               =========



Effective September 1, 2000, Versus entered into a License
Agreement, Stock Purchase Agreement, Warrant Agreement and
Registration Rights Agreement with Hillenbrand Industries, Inc.

(a) The Non-Exclusive Patent License Agreement included a one-time payment of $1,000,000 to Versus concurrently with the delivery of the agreement. The non-exclusive agreement extends until the expiration of the last-to-expire of the Patent Rights included in the agreement.
(b) Under the Stock Purchase Agreement Hillenbrand purchased 2,500,000 shares of Versus' common stock at $0.53 per share.
(c) The Warrant Agreement provides that at any time or from time to time on or after September 1, 2000 and on or before August 31, 2003 Hillenbrand is entitled to purchase 2,500,000 shares of Versus' common stock at $0.88 per share subject to adjustment if the common stock trades below $0.30 per share for 20 consecutive trading days between September 1, 2000 and March 1, 2001.
(d) The Registration Rights Agreement stipulates that at any time after one year from the issue date but not later than five years from the time any stock is issued on exercise, Versus will affect a registration under the Securities Act, provided it receives a written request from the Hillenbrand or the Investors of the Registrable Securities outstanding at the time. The investor will pay all registration expenses.

These transactions were effectuated pursuant to the exemptions afforded by Section 4(2) and Regulation D(506).


Item 6  Exhibits and Reports on Form 8-K

  Exhibit  4 (b) Stock Purchase Agreement

  Exhibit  4 (c) Warrant Agreement

  Exhibit  4 (d) Registration Rights Agreement

  Exhibit 10 (o) Non-Exclusive Patent License Agreement

  Exhibit 27     Financial Data Schedule

  Exhibit 99 (a) Press Release - Canadian Healthcare Facilities
                 Install Tracking System by Versus Technology

             (b) Press Release - Versus Technology Earns ISO9001
                 Certification

             (c) Press Release - Versus Technology Further
                 Penetrates Canadian Market

             (d) Press Release - The United States Army's Newest
                 Medical Center to use Locating System from Versus
                 Technology

             (e) Press Release - Versus Technology and Hillenbrand
                 Industries Sign License and Stock Purchase
                 Agreements

             (f) Press Release - Versus Technology Makes Positive
                 Showing at ISC East

             (g) Press Release - Versus Technology Reports Third
                 Quarter Results


There were no reports on Form 8-K during the nine months ended
July 31, 2000




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


Dated:  September 14, 2000





                                                   Exhibit 4(b)
                       Stock Purchase Agreement

THIS STOCK PURCHASE AGREEMENT (this "Agreement") is made as of the 1st day of September, 2000, by and between VERSUS TECHNOLOGY, INC., a Delaware corporation (the "Company"), whose mailing address is 2600 Miller Creek Road, Traverse City, Michigan 49684, and Hillenbrand Industries, Inc., whose principal place of business is located at 700 State Route 46 East, Batesville, Indiana 47006-8835 ("Investor)."
THE COMPANY AND INVESTOR HEREBY AGREE AS FOLLOWS:
  1.  Purchase and Sale of Stock and Warrant.
    (a) Subject to the terms and conditions of this Agreement, Investor agrees to purchase at the Closing and the Company agrees to sell and issue to Investor at the Closing 2,500,000 shares of the Company's common voting stock (the "Stock") at a price of $.53 per share. In addition, for no additional consideration, Investor shall receive as part of the purchase of the Stock, as a warrant attached to such purchase, a Warrant to purchase an additional 2,500,000 shares of Stock. The form of the Warrant is attached hereto as Exhibit A. The
      Warrant exercise price per share shall be $.88
      (subject to adjustment), as stated in said Exhibit
      A. (The Stock and/or the Warrant are sometimes referred to as the "Securities").
    (b) The purchase and sale of the Securities shall take place at the offices of the Company on September 1, 2000, or at such other time and place as the Company and Investor shall mutually agree (which time and place are designated as the "Closing"). At the Closing, Investor shall make payment of the aggregate purchase price ($1,325,000.00) by check, wire transfer, or such other form of payment as shall be mutually agreed upon by Investor and the Company. As promptly as feasible after Closing, the Company shall prepare and deliver to Investor a certificate representing the number of shares of Stock which Investor has purchased and paid for pursuant to this Agreement. The Warrant shall be delivered at Closing. Certificates evidencing the Securities and delivered to Investor shall be issued and registered in the name of Investor, with all requisite stock transfer tax stamps, if any, affixed; shall be free of any lien or claim of any third party, and shall vest in Investor good, valid title to the Securities.
  2.  Representations and Warranties of the Company.  The
Company hereby represents and warrants to Investor that:
  2.1  Organization; Good Standing; Qualification.  The
Company is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, has all requisite corporate power and authority to own and operate its properties and assets and to carry on its business as now conducted and as proposed to be conducted, to execute and deliver this Agreement and issue and sell the Securities, and to carry out the provisions of the other documents contemplated by this Agreement. The Company is duly qualified to transact business and is in good standing in each jurisdiction in which the failure so to qualify would have a material adverse effect on its business, properties, prospects or financial condition.
  2.2 Authorization. All corporate action on the part of the Company, its officers, directors, and stockholders necessary for the authorization, execution and delivery of this Agreement, the performance of all obligations of the Company hereunder at the Closing and the authorization, issuance, sale, and delivery of the Securities being sold hereunder has been taken or will be taken prior to the Closing, and this Agreement and the Warrant constitute valid and legally binding obligations of the Company, enforceable in accordance with its terms except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other laws of general application affecting enforcement of creditors' rights generally (ii) as limited by laws relating to the availability of specific performance, injunctive relief, or other equitable remedies, (iii) with respect to foreign laws and regulations, such representations are made only to the best of the Company's knowledge and (iv) no representation is made regarding the effect of laws relating to competition, antitrust or intellectual property rights.
  2.3 Valid Issuance of Securities. The Stock that is being purchased by Investor hereunder, when issued, sold and delivered in accordance with the terms of this Agreement and the Warrant for the consideration expressed, will be duly and validly issued, fully paid, and non-assessable, and will be free of restrictions on transfer other than restrictions on transfer under this Agreement, the Warrant and under applicable State and Federal securities laws.
  2.4 Governmental Consents. No consent, approval, qualification, order or authorization of, or filing with, any local, State, or Federal governmental authority is required on the part of the Company in connection with the Company's valid execution, delivery or performance of this Agreement or the offer, sale or issuance of the Stock by the Company, except that any notice of sale required to be filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Securities Act"), or any post-Closing filings as may be required under applicable State securities laws will be timely filed within the applicable periods therefor.
  2.5  SEC Filings and Available Public Information.  The
Company has filed all documents and reports it is presently required to file with the Securities and Exchange Commission.
Such documents and reports contain no misstatements of any material fact, and do not omit any material fact which if not stated would render such reports or documents materially misleading.
  3. Representations and Warranties of the Investor. The Investor hereby represents and warrants that:
  3.1 Authorization. It has full power and authority to enter into this Agreement and this Agreement constitutes a valid and legally binding obligation of the Investor.
  3.2 Purchase Entirely for Own Account. This Agreement is made with the Investor in reliance upon the Investor's representation to the Company, which by the Investor's execution of this Agreement the Investor hereby confirms, that the Securities to be purchased by the Investor will be acquired for investment, for the Investor's own account, not as a nominee or agent, and not with a view to the resale or distribution of any part thereof, and the Investor has no present intention of selling, granting any participation in, or otherwise distributing the same. By executing this Agreement, the Investor further represents that it does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participations to such person or to any third person, with respect to any of the Securities.
  3.3 Reliance Upon Investor's Representation. The Investor understands that the Securities are not registered under the Securities Act on the ground that the sale provided for in this Agreement and the issuance of securities hereunder is exempt from registration under the Securities Act pursuant to Section 4(2) thereof, and the Company's reliance on such exemption is predicated on the Investor's representations set forth herein.
  3.4 Receipt of Information. Investor believes it has received all the information it considers necessary or appropriate for deciding whether to purchase the Securities. Investor further represents that it has had an opportunity to ask questions and receive answers from the Company regarding the terms and conditions of the offering of the Securities and the business, properties, prospects and financial conditions of the Company and to obtain additional information (to the extent the Company is possessed of such information or could acquire it without unreasonable effort or expense) necessary to verify the accuracy of any information furnished to Investor or to which Investor had access.
  3.5 Investment Experience. Investor represents that it is experienced in evaluating and investing in securities of companies comparable to the Company and acknowledges that it is able to fend for itself, can bear the economic risk of its investment, and has such knowledge and experience in financial or business matters that it is capable of evaluating the merits and risks of the investment in the Securities.
  3.6  Restricted Securities.  Investor understands that the
Stock and Warrant may not be sold, transferred, or otherwise disposed of without registration under the Securites Act or an exemption therefrom, and that in the absence of an effective registration statement covering such stock or an available exemption from registration under the Securites Act, the stock may not be sold or transferred.
  3.7 Legends. To the extent applicable, each certificate or other document evidencing any of the Stock shall be endorsed with the legend set forth below, and Investor covenants that, except to the extent such restrictions are waived by the Company, Investor shall not transfer the shares represented by any such certificate without complying with the restrictions on transfer described in the Legend endorsed on such certificate. The Legend shall state:
     "THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE
     NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933,
     AS AMENDED (THE "SECURITIES ACT").  THE HOLDER HEREOF,
     BY PURCHASING THIS SECURITY, AGREES FOR THE BENEFIT OF
     VERSUS TECHNOLOGY, INC. (THE "COMPANY") THAT THIS
     SECURITY MAY BE RESOLD, PLEDGED OR OTHERWISE
     TRANSFERRED ONLY: (1) TO THE COMPANY (UPON REPURCHASE THEREOF OR OTHERWISE), (2) SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A, TO A PERSON
     WHOM THE COMPANY REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER WITHIN THE MEANING OF RULE 144A
     UNDER THE SECURITIES ACT, PURCHASING FOR ITS OWN
     ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL
     BUYER TO WHOM NOTICE IS GIVEN THAT THE RESALE, PLEDGE
     OR OTHER TRANSFER IS BEING MADE IN RELIANCE ON RULE
     144A, (3) IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH
     THE MEANING OF REGULATION S UNDER THE SECURITIES ACT,
     AS THE SAME MAY BE AMENDED FROM TIME TO TIME, PROVIDED
     THAT THE CONDITIONS OF REGULATION S FOR RESALES HAVE
     BEEN SATISFIED, (4) PURSUANT TO AN EXEMPTION FROM REGISTRATION IN ACCORDANCE WITH RULE 144 (IF AVAILABLE)
     UNDER THE SECURITIES ACT, AS THE SAME MAY BE AMENDED
     FROM TIME TO TIME, (5) IN RELIANCE ON ANOTHER EXEMPTION
     FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES
     ACT, AND SUBJECT TO THE RECEIPT BY THE COMPANY OF AN
     OPINION OF COUNSEL SATISFACTORY TO THE COMPANY TO THE
     EFFECT THAT SUCH TRANSFER DOES NOT REQUIRE REGISTRATION
     UNDER THE SECURITIES ACT, OR (6) PURSUANT TO AN
     EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES
     ACT, IN EACH CASE IN ACCORDANCE WITH APPLICABLE
     SECURITIES LAWS OF ANY STATE OF THE UNITED STATES."

  4. Conditions of Investor's Obligations at Closing. The obligations of Investor under Section 1 of this Agreement are subject to the fulfillment on or concurrently with the Closing, of each of the following conditions:
  4.1  Representations and Warranties.  The representations
and warranties of the Company contained in Section 2 shall be true on and as of the Closing with the same effect as though such representations and warranties had been made on and as of the date of such Closing.
  4.2 Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated at the Closing and all documents incident thereto shall be reasonably satisfactory in form and substance to Investor's counsel, which shall have received all such counterpart original and certified or other copies of such documents as it may reasonably request.
  4.3  Other Agreements.  The Company and the Investor (or
an affiliate) shall have mutually executed and delivered the Non-Exclusive Patent License Agreement, the Component Sales Agreement,the Warrant, the Registration Rights Agreement, and such other documents as are integral to this transaction as the Investor may determine, the forms of which documents are attached hereto and incorporated by reference.
  5.  Conditions of the Company's Obligations at Closing.
The obligations of the Company to Investor under this Agreement are subject to the fulfillment on or before the Closing of each of the following conditions by Investor:
  5.1  Representations and Warranties.  The representations
and warranties of Investor contained in this Agreement shall be true on and as of the Closing with the same effect as though such representations and warranties had been made on and as of the Closing.
  5.2  Qualifications.  All authorizations, approvals, or
permits, if any, of any governmental authority or regulatory body of the United States or of any state that are required in connection with the lawful issuance and sale of the Stock pursuant to this Agreement shall have been duly obtained and effective as of the Closing.
  5.3  Other Agreements.  The Company and the Investor (or
an affiliate) shall have mutually executed and delivered the Non-Exclusive Patent License Agreement, the Registration Rights Agreement and such other documents as are integral to this transaction as the Company may determine, the forms of which documents are attached hereto and incorporated by reference.
  6. Rule 144 Reporting. With a view to making available the benefits of certain rules and regulations of the SEC which may at any time permit the sale of the shares of the Stock (and any shares issued upon exercise of the Warrant) to the public without registration, for so long as the Investor owns any such shares, the Company agrees to use reasonable efforts to:
    (a) Make and keep public information available, as those
      terms are understood and defined in Rule 144 under the
      Securities Act;
    (b) File with the SEC in a timely manner all reports and
      other documents required of the Company under the
      Securities Act and the Exchange Act.
  7. Registration Rights Agreement. The form of Registration Rights Agreement attached hereto is incorporated herein by reference. The Investor shall have the rights accorded to it as stated in said Registration Rights Agreement.
  8.  Miscellaneous.  This Agreement shall inure to the
benefit of and be binding upon the heirs, personal representatives, successors and assigns of the respective parties hereto. This Agreement, together with the other formal written documents executed and delivered concurrently herewith, constitutes and fully integrates the entire understanding between the parties hereto, and is intended to supersede and cancel all prior written or oral understandings between them dealing with the subject matter hereof. This Agreement may not be changed orally, but only in writing, signed by the party against whom enforcement of any waiver, change, amendment, modification, extension or discharge is sought. No other warranties, representations or covenants exist that are not herein contained. Any notices or other communications required or permitted under or in connection with this Agreement shall be in writing and delivered personally or sent by telex, telecopy, electronic mail or other wire transmission (with request for assurance in a manner typical to communications of that type), federal express or other overnight air courier (postage prepaid), registered or certified mail (postage prepaid with return receipt requested), addressed to the respective parties at the addresses set forth above, unless and until a different address shall be furnished by a party desiring to change such address to the other party(ies), or if no such address is set forth with respect to any such party, then to the principal office of such party, all as last known to the party giving such notice; and such notices or other communications shall be deemed received (a) on the date delivered, if delivered personally or by wire transmission; (b) on the next business day after mailing or deposit with an overnight air courier; or (c) three business days after being sent, if sent by registered or certified mail. For each term and pronoun used in this Agreement, the singular number includes the plural number, and vice versa, and any gender, whether masculine, feminine, or neuter, includes the other genders, as appropriate and as the context may reasonably require. The invalidity of any paragraph, provision or part hereof shall not affect the validity of any other paragraph, provision or part hereof. This Agreement shall be construed as a whole and in accordance with its fair meaning. Captions, if any, and organization are for convenience and shall not be used in construing its meaning. This Agreement may be executed in one or more counterparts, all of which shall constitute one and the same instrument and each one of which shall be deemed an original.
Each party shall, upon reasonable request, execute and deliver such other and further documents as may be necessary and proper to effectuate this Agreement. This Agreement shall be interpreted and enforced in accordance with the laws of the State of Michigan, excluding any conflicts-of-law rule or law which refers to the
laws of another jurisdiction.    This Agreement constitutes the
jointly bargained agreement of the parties, and the construction of this Agreement shall not be altered or influenced by the fact or presumption that one party had a greater or lesser hand in drafting this Agreement. Any Recitals are hereby made a part of this Agreement and all exhibits, attachments, and schedules, if any, attached to this Agreement are hereby incorporated herein by reference for all applicable purposes. If the date for performance of any act hereunder falls on a Saturday, Sunday, or legal holiday, then the time for performance thereof shall be deemed extended to the next successive business day. Whenever it is provided in this Agreement that days be counted, the first day to be counted shall be the day following the date on which the event causing the period to commence occurs. This Agreement is intended solely for the benefit of the parties hereto and their successors, heirs and assigns, and may not be relied upon or enforced by any third party beneficiary.
  9. Confidentiality. Except to the extent that either party may otherwise determine disclosure of all or any part of this Agreement is required by law, each party agrees to use reasonable efforts to hold confidential the financial and economic terms of this Agreement and the Warrant (including all amendments and modifications of such terms) (the "Confidential Terms"), and not hereinafter directly or indirectly to divulge, disseminate or disclose the Confidential Terms. Further, and subject to the foregoing, each party shall use reasonable efforts to restrict distribution of copies of any the above-mentioned documents or other information or documents related thereto or any terms thereof only to such party's attorneys, senior officers and members of the board of directors, and to those of its employees having need to know such Confidential Terms (and only to the extent of such need). If either party is required by subpoena or other legal process of law to disclose the Confidential Terms, the party required to make such a disclosure shall, when feasible, give notice to and cooperate with the other party to allow the other party, at its expense, to resist disclosure of, or obtain an exemption from the requirement to disclosure, the Confidential Terms. With respect to either party's reporting requirements to the public and/or the SEC, the parties agree that they shall each cooperate with one another to exclude from disclosing any of the Confidential Terms that the other party desires not to be disclosed for competitive or other privacy reasons. The Licensee acknowledges that the Licensor may deem it advisable, and shall be at liberty, to make the unexpurgated entirety of this Agreement, and the Warrant, publicly available. Both parties agree that before any written press release is made concerning this Agreement they shall consult and cooperate with each other concerning the text of such press release.




IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

ATTEST:                              VERSUS TECHNOLOGY, INC.

___________________________          By:____________________
Andrea Beadle, Corporate Secretary     Gary T. Gaisser, President


ATTEST:                             HILLENBRAND INDUSTRIES, INC.:

_____________________________       By:__________________________


                                    Its:_________________________






                                                     Exhibit 4(c)
                       Warrant Agreement

     THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). THE HOLDER HEREOF, BY PURCHASING THIS SECURITY, AGREES FOR THE BENEFIT OF VERSUS TECHNOLOGY, INC. (THE "COMPANY") THAT THIS SECURITY MAY BE RESOLD, PLEDGED OR OTHERWISE TRANSFERRED ONLY: (1) TO THE COMPANY (UPON REPURCHASE THEREOF OR OTHERWISE), (2) SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A, TO A PERSON WHOM THE COMPANY REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER WITHIN THE MEANING OF RULE 144A UNDER THE SECURITIES ACT, PURCHASING FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE RESALE, PLEDGE OR OTHER TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A, (3) IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH THE MEANING OF REGULATION S UNDER THE SECURITIES ACT, AS THE SAME MAY BE AMENDED FROM TIME TO TIME, PROVIDED THAT THE CONDITIONS OF REGULATION S FOR RESALES HAVE BEEN SATISFIED, (4) PURSUANT TO AN EXEMPTION FROM REGISTRATION IN ACCORDANCE WITH RULE 144 (IF AVAILABLE) UNDER THE SECURITIES ACT, AS THE SAME MAY BE AMENDED FROM TIME TO TIME, (5) IN RELIANCE ON ANOTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, AND SUBJECT TO THE RECEIPT BY THE COMPANY OF AN OPINION OF COUNSEL TO THE EFFECT THAT SUCH TRANSFER DOES NOT REQUIRE REGISTRATION UNDER THE SECURITIES ACT, OR (6) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT, IN EACH CASE IN ACCORDANCE WITH APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES.


Warrant No._____                        Number of
                                        Shares: 2,500,000

                                        Exercise Price: $.88
Date of Issuance: September 1, 2000    (subject to adjustment)



VERSUS TECHNOLOGY, INC., a Delaware corporation (the "Com-pany"), for valuable consideration, the receipt of which is hereby acknowledged, hereby certifies that Hillenbrand Industries, Inc., or its registered assigns (the "Registered Holder"), is entitled, subject to the terms set forth below, to purchase from the Company, at any time or from time to time on or after September 1, 2000 and on or before September 1, 2003 at not later than 5:00 p.m. (Traverse City, Michigan time), up to 2,500,000 shares of the common stock, $.01 par value, of the Company ("Common Stock"), at a purchase price of $.88 per share, subject to adjustment as provided herein. The shares purchasable upon exercise of this Warrant, and the purchase price per share, each as adjusted from time to time pursuant to the provisions of this Warrant, are hereinafter referred to as the "Warrant Shares" and the "Purchase Price," respectively.

1.  Exercise.

  (a) Subject to the requirements of Section 4, this Warrant may be exercised by the Registered Holder, in whole or in part, by surrendering this Warrant, with the purchase form appended hereto as Exhibit I duly executed by such Registered Holder or by such Registered Holder's duly authorized attorney, at the principal office of the Company, or at such other office or agency as the Company may designate, accompanied by payment in full, in lawful money of the United States, of the Purchase Price payable in respect of the number of shares of Warrant Shares purchased upon such exercise.

  (b)  Each exercise of this Warrant shall be
deemed to have been effected immediately prior to the close of business on the day on which this Warrant shall have been surrendered to the Company as provided in subsection 1(a) above. At such time, the person or persons in whose name or names any certificates for Warrant Shares shall be issuable upon such exercise as provided in subsection 1(c) below shall be deemed to have become the holder or holders of record of the Warrant Shares represented by such certificates.

  (c) As soon as practicable after the exercise of this Warrant in full or in part, and in any event within 30 days thereafter, the Company, at its expense, will cause to be issued in the name of, and delivered to, the Registered Holder, or such Holder (upon payment by such Holder of any applicable transfer taxes) as the Holder may direct:

     (i)  a certificate or certificates for the
number of full Warrant Shares to which such Registered Holder shall be entitled upon such exercise plus, in lieu of any fractional share to which such Registered Holder would otherwise be entitled, cash in an amount determined pursuant to Section 3 hereof; and

    (ii)  in case such exercise is in part only,
a new warrant or warrants (dated the date hereof) of like tenor, calling in the aggregate on the face or faces thereof for the number of Warrant Shares equal (without giving effect to any adjustment therein) to the number of such shares called for on the face of this Warrant minus the number of such shares purchased by the Registered Holder upon such exercise as provided in subsection 1(a) above.

  (d)  As an alternative to paying the Purchase
Price in cash as contemplated in subsection (a) above, the Registered Holder may, if then mutually agreeable to both the Company and the Registered Holder, pay all or part of the Purchase Price by delivering shares of the Common Stock then-owned by the Registered Holder having a Market Value (as hereinafter defined) equal to the Purchase Price. If the Registered Holder and the Company desire to use such method of payment, they shall appropriately revise the purchase form delivered as provided in subsection (a) above. As used herein, the "Market Value" shall equal the product of (i) the number of shares of Common Stock so delivered as payment multiplied by (ii) the average of the closing bid and ask prices of the Common Stock or the last reported sales price of the Common Stock, or the closing price quoted on the NASDAQ National Market or on any exchange on which the Common Stock is listed, whichever is applicable.

2.  Adjustments.

  (a) Effect of stock changes. If, at any time or from time to time the Company, by stock dividend, stock split, subdivision, reverse split, consolidation, reclassification of shares, or other similar structural change, changes as a whole its outstanding Common Stock into a different number or class of shares, then, immediately upon the occurrence of the change:

    (i)  the class of shares into which the
Common Stock has been changed shall replace the Common Stock, for the purposes of this Warrant and the terms and conditions hereof, so that the registered owner or owners of this Warrant shall be entitled to receive, and shall receive upon exercise of this Warrant, shares of the class of stock into which the Common Stock had been changed;

    (ii)  the number of shares purchasable upon
exercise of this Warrant shall be proportionately adjusted (for example, if the outstanding Common Stock of the Corporation is converted into X stock at the rate of one (1) share of Common Stock into three (3) shares of X stock, and prior to the change the registered owner or owners of this Warrant were entitled, upon exercise of this Warrant, to purchase one hundred shares of Common Stock, then the registered owner or owners shall, after the change, be entitled to purchase three hundred shares of X stock for the total same exercise price that the owner or owners had to pay prior to the change to purchase the one hundred shares of Common Stock); and

    (iii) the purchase price per share shall be proportionately adjusted. (In the above example, the purchase price per share would be reduced by two-thirds).

Irrespective of any adjustment or change in the number or class of shares purchasable under this or any other Warrant of like tenor, or in the purchase price per share, this Warrant, as well as any other warrant of like tenor, may continue to express the purchase price per share and the number and class of shares purchasable upon exercise of this Warrant as the purchase price per share and the number and class of shares purchasable were expressed in this Warrant when it was initially issued.

  (b) Effect of Merger. If at any time while this Warrant is outstanding another corporation merges into the Company, the registered owner or owners of this Warrant shall be entitled, immediately after the merger becomes effective and upon exercise of this Warrant, to obtain the same number of shares of Common Stock of the Company (or shares into which the Common Stock has been changed as provided in the paragraph of this Warrant covering changes) to which the owner or owners were entitled upon the exercise hereof to obtain immediately before the merger became effective at the same exercise price. The Company shall take any and all steps necessary in connection with the merger to assure that sufficient shares of Common Stock to satisfy all conversion and purchase rights represented by outstanding convertible secur-ities, options and warrants, including this Warrant, are available so that these convertible securities, options and warrants, including this Warrant, may be exercised.

  (c) Effect of Sale or Consolidation. If at any time while this Warrant is outstanding the Company shall merge into or consolidate with another corporation or sell or lease all or substantially all of its assets, the Company or such successor or purchasing corporation or entity, as the case may be, shall, without payment of any additional consideration therefor, issue a new Warrant upon surrender of the old Warrant, providing that the Registered Holder of this Warrant shall have the right to exercise such new Warrant and procure upon such exercise in lieu of each share of Common Stock theretofore issuable upon exercise of this Warrant, the kind and amount of shares of stock or similar equity interests, other securities, money and property receivable upon such consolidation, merger, sale or transfer by Registered Holder of one share of Common Stock issuable upon exercise of this Warrant had it been exercised immediately prior to such event. Such new Warrant shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Warrant. The provisions of this subsection
(c) shall apply to successive transactions of this type. The Company shall take any and all steps necessary in connection with the merger or consolidation to assure that sufficient shares of the exchange consideration is available to satisfy all conversion and purchase rights represented by outstanding convertible secur-ities, options and warrants, including this Warrant, so that these convertible securities, options and warrants, including this Warrant, may be exercised and the exchange consideration can be delivered.

  (d) Dissolution. In the event that a voluntary or involuntary dissolution, liquidation or winding up of the Company (other than in connection with a merger where the Company is the surviving corporation as covered in this Warrant, or a merger or consolidation with or into another corporation, a sale or lease of all or substantially all of the assets of the Company, or a sale of a specified portion or percentage of its stock as covered in this Warrant) is at any time proposed during the term of this Warrant, the Company shall give written notice to the registered owner or owners of this Warrant at least thirty (30) days prior to the record date of the proposed transaction. The notice must contain:

    (i)  the date on which the transaction is to
take place;

    (ii)  the record date (which must be at least
thirty (30) days after the giving of the notice) as of which holders of the Common Stock entitled to receive distributions as a result of the transaction shall be determined;

    (iii)  a brief description of the
transaction;

    (iv)  a brief description of the
distributions, if any, to be made to holders of the Common Stock as a result of the transaction; and

    (v)  an estimate of the fair market value of
the distributions.

On the date of the transaction, if it actually occurs, this Warrant and all rights existing under this Warrant shall terminate.

  (e)  In the event the average daily closing
prices of Common Stock during any twenty (20) consecutive trading days during the period between September 1, 2000 and March 1, 2001 is less than $0.30 per share, this Warrant shall automatically be modified to entitle the Registered Holder to purchase from the Company (i) at any time or from time to time on or after September 1, 2000 and on or before September 1, 2003, up to 1,500,000 shares of Common Stock, at a purchase price of $.60 per share, and (ii) at any time or from time to time on or after September 1, 2000 and on or before September 1, 2005, up to 1,000,000 shares of Common Stock, at a purchase price of $.88 per share.

3. Fractional Shares. The Company shall not be required upon the exercise of this Warrant to issue any fractional shares, but shall pay in cash an amount determined by multiplying the fraction to which the Holder is entitled by the fair market value of the Common Stock on the date of exercise. Should the Common Stock then be traded on an Exchange or quoted on a quotation system for which a last sale reporting system is in effect, the reported last sale on the exercise date shall be deemed to be such fair market value. If the Common Stock is quoted on a quotation system without last sale reporting, the fair market value shall be deemed to be the highest bid price of any broker/dealer regularly making a market in the Common Stock on the exercise date. In all other cases fair market value shall be as determined in good faith by the Company.

4.  Certain Requirements for Transfer and Exercise.

  (a)  In the absence of an effective Registration
Statement under the Securities Act of 1933, as amended (the
"Act"), it shall be a condition to any transfer or any exercise of this Warrant that the Issuer shall have received, at the time of such transfer or exercise:

    (i)  A representation in writing from the
proposed transferee that the Warrant is being transferred or the Common Stock being purchased is being acquired for investment and not with a view to any sale or distribution thereof which would constitute or result in a violation of the Act;

    (ii)  an opinion of counsel, which opinion is
reasonably satisfactory to the Issuer, that the transaction shall not result in a violation of state or federal securities laws.

  (b) In such case, each certificate representing the Warrant or the Warrant Shares shall bear a legend substan-tially in the following form:

     THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). THE HOLDER HEREOF, BY PURCHASING THIS SECURITY, AGREES FOR THE BENEFIT OF VERSUS TECHNOLOGY, INC. (THE "COMPANY") THAT THIS SECURITY MAY BE RESOLD, PLEDGED OR OTHERWISE TRANSFERRED ONLY: (1) TO THE COMPANY (UPON REPURCHASE THEREOF OR OTHERWISE), (2) SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A, TO A PERSON WHOM THE COMPANY REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER WITHIN THE MEANING OF RULE 144A UNDER THE SECURITIES ACT, PURCHASING FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE RESALE, PLEDGE OR OTHER TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A, (3) IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH THE MEANING OF REGULATION S UNDER THE SECURITIES ACT, AS THE SAME MAY BE AMENDED FROM TIME TO TIME, PROVIDED THAT THE CONDITIONS OF REGULATION S FOR RESALES HAVE BEEN SATISFIED, (4) PURSUANT TO AN EXEMPTION FROM REGISTRATION IN ACCORDANCE WITH RULE 144 (IF AVAILABLE) UNDER THE SECURITIES ACT, AS THE SAME MAY BE AMENDED FROM TIME TO TIME, (5) IN RELIANCE ON ANOTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, AND SUBJECT TO THE RECEIPT BY THE COMPANY OF AN OPINION OF COUNSEL TO THE EFFECT THAT SUCH TRANSFER DOES NOT REQUIRE REGISTRATION UNDER THE SECURITIES ACT, OR (6) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT, IN EACH CASE IN ACCORDANCE WITH APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES.

5. No Impairment. The Company will not, by amendment of its charter or through reorganization, consolidation, merger, dissolution, sale of assets or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holder of this Warrant against impairment.

6. Reservation of Stock. The Company will at all times reserve and keep available, solely for issuance and delivery upon the exercise of this Warrant, such number of Warrant Shares and other stock, securities and property as from time to time shall be issuable upon the exercise of this Warrant.

7. Exchange of Warrants. Upon the surrender by the Registered Holder of any Warrant or Warrants, properly endorsed, to the Company at the principal office of the Company, the Company will, subject to the provisions of Section 4 hereof, issue and deliver to or upon the order of such Holder, at the Company's expense, a new Warrant or Warrants of like tenor, in the name of such Registered Holder or as such Registered Holder (upon payment by such Registered Holder of any applicable transfer taxes) may direct.

8. Replacement of Warrants. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and (in the case of loss, theft or destruction) upon delivery of an indemnity agreement (with surety if reasonably required in an amount reasonably satisfactory to the Company), or in the case of mutilation upon surrender and cancellation of this Warrant, the Company will issue, in lieu thereof, a new Warrant of like tenor.

9.  Transfers, etc.

  (a)  The Company will maintain a register
containing the names and addresses of the Registered Holders of this Warrant. Any Registered Holder may change its or his address as shown on the warrant register by written notice to the Company requesting such change.

  (b)  Subject to the provisions of Section 4
hereof, this Warrant and all rights hereunder are transferable, in whole or in part, upon surrender of this Warrant with a properly executed assignment (in the form of Exhibit II hereto) at the principal office of the Company.

  (c) Until any transfer of this Warrant is made in the warrant register, the Company may treat the Registered Holder of this Warrant as the absolute owner hereof for all purposes; provided, however, that if and when this Warrant is properly assigned in blank, the Company may (but shall not be obligated to) treat the bearer hereof as the absolute owner hereof for all purposes, notwithstanding any notice to the contrary.

10.  Required Notices.  The Company shall give the
Registered Holder such notices as it may, from time to time, be required to give the holders of the Common Stock, as if the Registered Holder was a holder of Common Stock at the time such notices are required to be given. The Company shall also give the Registered Holder written notice of: (i) each adjustment of the Purchase Price or other warrant item made pursuant to Section 2 hereof; and (ii) of each dividend and distribution payable with respect to any security which may be acquired by exercise of the Warrant, at least ten (10) business days prior to the record date for such dividend or distribution so that the Registered Holder may exercise the warrant and participate in the dividend or dis-tribution.

11. Mailing of Notices, etc. All notices and other communications from the Company to the Registered Holder of this Warrant shall be mailed by first-class certified or registered mail, postage prepaid, to the address furnished to the Company in writing by the last Registered Holder of this Warrant who shall have furnished an address to the Company in writing. All notices and other communications from the Registered Holder of this Warrant or in connection herewith to the Company shall be mailed by first-class certified or registered mail, postage prepaid, to the Company at its principal office set forth below. If the Company should at any time change the location of its principal office to a place other than as set forth below, it shall give prompt written notice to the Registered Holder of this Warrant and thereafter all references in this Warrant to the location of its principal office at the particular time shall be as so specified in such notice.

               Versus Technology, Inc.
               Attention:  Controller
               2600 Miller Creek Road
               Traverse City, Michigan  49684

12. No Rights as Stockholder. Until the exercise of this Warrant, the Registered Holder of this Warrant shall not have or exercise any rights by virtue hereof as a stockholder of the Company.

13. Change or Waiver. Any term of this Warrant may be changed or waived only by an instrument in writing signed by the party against which enforcement of the change or waiver is sought.

14. Headings. The headings in this Warrant are for purposes of reference only and shall not limit or otherwise affect the meaning of any provision of this Warrant.

15. Governing Law. This Warrant will be governed by and construed in accordance with the laws of the State of Delaware.

                                 VERSUS TECHNOLOGY, INC.

[CORPORATE SEAL]           By:_________________________________
                                 Gary T. Gaisser, President
ATTEST:
_____________________________
Andrea Beadle, Secretary






EXHIBIT I


                          PURCHASE FORM


To: VERSUS TECHNOLOGY, INC.          Dated:___________________


The undersigned, pursuant to the provisions set forth in the attached Warrant (No. ____), hereby irrevocably elects to purchase _____ shares of the Common Stock, $.01 par value, of Versus Technology, Inc. covered by such Warrant and herewith makes payment of $__________, representing the full purchase price for such shares at the price per share provided for in such Warrant.








                  Holder:_________________________________

                  Address:________________________________

                          ________________________________





EXHIBIT II


                     ASSIGNMENT FORM


FOR VALUE RECEIVED, ____________________________ hereby
sells, assigns and transfers all of the rights of the undersigned under the attached Warrant (No. ____) with respect to the number of shares of Versus Technology, Inc. Common Stock, $.01 par value, covered thereby set forth below, unto:

Name of Assignee              Address             No. of Shares








Dated:________________

Signature:_________________________


Dated:________________

Witness:___________________________




                                                  Exhibit 4(d)
                  REGISTRATION RIGHTS AGREEMENT

REGISTRATION RIGHTS AGREEMENT, dated as of September 1, 2000, between VERSUS TECHNOLOGY, INC., a Delaware corporation whose principal place of business is located at 2600 Miller Creek Rd., Traverse City, Michigan 49684 (the "Corporation"), and Hillenbrand Industries, Inc., whose principal place of business is located at 700 State Route 46 East, Batesville, Indiana 47006-8835 (the "Investor").

                W I T N E S S E T H

WHEREAS, the Corporation has agreed to provide the Investor with registration rights as set forth herein in connection with the purchase by the Investor of 2,500,000 shares of the Corporation's common voting stock and an attached Warrant to purchase a like number of shares, as set forth in a Stock Purchase Agreement of even date herewith (the "Stock Purchase Agreement").


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

Person: An individual, partnership, joint venture, corpora-tion, trust, unincorporated organization or the government or any department or agency thereof.

Registrable Securities:  All of the Corporation's restricted
Common Stock, $.01 par value ("Common Stock") issuable or issued by the Corporation to the Investor pursuant to the Stock Purchase
Agreement or the Warrant.

Registration Expenses: Except as otherwise specifically provided herein, all of the Corporation's out-of-pocket expenses, without limitation as to amount, incident to the Corporation's performance of or compliance with Section 2 herein, including, without limitation, all fees and expenses, outside messenger and delivery expenses, the fees and disbursements of counsel for the Corporation and of its independent public accountant, and any fees and disbursements of underwriters customarily paid by issuers or sellers of securities. Registration Expenses shall not include any underwriter's discounts, commissions or transfer taxes paid by the Investor.

Securities Act: The Securities Act of 1933, as amended, or any similar federal statute, and the rules and regulations thereunder, all as at the time in effect.

2.  Registration

2.1  Registration on Request (Demand Registration).
    (a) Request. At any time more than one year after the date hereof and no later than five (5) years from the time any shares of Common Stock are issued upon the exercise of stock purchase rights under the Warrant, upon the written request of Investor that the Corporation effect the registration under the Securities Act of all Investor's Registrable Securities specifying the intended method or methods of disposition thereof, the Corporation will use its best efforts to effect the registration under the Securities Act of such securities to permit their disposition (in accordance with the intended methods thereof as aforesaid) and keep such registration effective for a period of not less than nine (9) months, provided that if such registration may then be effected by the Corporation on Form S-3 or any successor Form of registration, then the Corporation shall keep such registration effective until the later of nine months or until the Registrable Securities may be sold publicly pursuant to Rule 144(k) promulgated under the Securities Act by persons who are not affiliates of the Corporation. The Corporation shall be obligated to effect only one registration under this Section 2.1 on Forms S-1 or S-2 (or their equivalent successor forms) and no more than one registration statement on Form S-3 (or its equivalent successor forms). If a registration fails to become or remain effective for any reason then such registration shall not be counted as a demand registration under this Section 2.1

  (b)  Registration Statement Form.  Registrations under this
Section 2.1 shall be on an appropriate registration form of the Commission as determined by the Corporation and shall permit the disposition of the Registrable Securities in accordance with the intended method or methods of disposition specified in the Investors' request for such registration.

  (c)  Expenses.  The Investor will pay all Registration
Expenses in connection with any Demand Registration of the Registrable Securities. Registration Expenses in connection with a Piggy Back Registration shall be borne pro rata with other owners of the total securities being registered.

2.2  Incidental Registration (Piggyback Registration).  (a)
Notice and Request. If the Corporation at any time proposes to register any of its securities under the Securities Act (except registrations solely for registration of shares in connection with an employee benefit plan or a merger or consolidation), whether or not for sale for its own account, it will each such time give prompt written notice, making reference to this Section of this Registration Rights Agreement, to the Investors of its intention to do so. Upon the written request of Investor within 30 days after the receipt of any such notice (which request shall specify the Registrable Securities intended to be disposed of by the Investor, the Corporation will use its best efforts to effect the registration under the Securities Act of all Registrable Securities which the Corporation has been so requested to register by the Investor as part of the incidental registration, provided that if the Corporation shall determine for any reason not to register or to delay registration of such securities the Corpora-tion may, at its election, give written notice of such determina-tion to the Investor, and, thereupon, (i) in the case of a determination not to register, shall be relieved of its obligation to register any Registrable Securities in connection with such registration, without prejudice, however, to the rights of the Investor to request that such registration be effected as a registration under Section 2.1, and (ii) in the case of a deter-mination to delay registering, shall be permitted to delay registering any Registrable Securities for the same period as the delay in registering such other securities. No registration effected under this Section 2.2 shall relieve the Corporation of its obligation to effect any registration upon request under
Section 2.1. The Registration Expenses of the Investor shall be paid by the Corporation.

  (b) Underwriters Cutback. If, in any incidental registration referred to in Section 2.2(a) above, the managing underwriter or underwriters thereof shall advise the Corporation in writing that in its or their reasonable opinion the number of securities proposed to be sold in such registration exceeds the number that can be sold in such offering without having a material effect on the success of the offering (including, without limitation, an impact on the selling price or the number of shares that any participant may sell), the Corporation will include in such registration only the number of securities that, in the reasonable opinion of such underwriter or underwriters can be sold without having a material adverse effect on the success of the offering as follows: (i) first, all of the shares to be issued and sold by the Corporation and (ii) second, the Registrable Securities requested to be included in such registration by the Investor and any other Person pro rata on the basis of the aggregate number of shares requested to be included.

  (c) Purchases and Sales of Shares of Common Stock during Registration Process. The Investor participating in any incidental registration of Registrable Securities agree to execute and deliver in connection with any such registration an agreement in form and substance reasonably satisfactory to the Corporation and the Investor prohibiting the Investor from effecting purchases and/or sales or distributions of securities of the Corporation of the same class as the Registrable Securities so registered, including but not limited to a sale pursuant to Rule 144 under the Securities Act (except as part of such underwritten offering), during such periods, if any, as are required under Regulation M promulgated under the Exchange Act and such other customary periods as are reasonably requested by the Corporation and/or the underwriter(s).

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

  (b) prepare and file with the Commission such amendments and supplements to the registration statement and prospectus used in connection therewith as may be necessary to keep such registra-tion statement effective and to comply with the provisions of the Securities Act for at least nine (9) months if under 2.1 and at least 90 days if under 2.2;

  (c) promptly furnish to the Investor such number of conformed copies of such registration statement and of each amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus contained in such registration statement (including each preliminary prospectus and any prospectus supplement) and any other prospectus filed under Rule 424 under the Securities Act, in conformity with the requirements of the Securities Act, and such other documents, as the Investor may reasonably request;

  (d) use its best efforts to register or qualify all Registrable Securities and other securities covered by such registration statements under such other securities or blue sky laws of such jurisdictions where an exemption is not available and as the Investors participating shall reasonably request, to keep such registration or qualification in effect for so long as such registration statement remains in effect, and take any other action which may be reasonably necessary or advisable to enable the Investor to consummate the disposition in such jurisdictions of the securities owned by Investor, except that the Corporation shall not for any such purpose be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not, but for the requirements of this subdivision (iv) be obligated to be so qualified or to consent to general service of process in any such jurisdiction; and

   e) promptly notify Investor, at any time when a prospectus forming a part of such registration statement is required to be delivered under the Securities Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made, and at the request of the Investor promptly prepare and furnish to the Investor a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they are made.

  (f) Promptly notify Investor in writing of a requested registration request under Section 2.1 and promptly notify Investor after it shall receive notice thereof of the time when any registration statement has become effective, or a supplement to any prospectus forming a part of such registration statement has been filed.


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

  (b)  The Corporation shall be entitled to postpone for
a reasonable period of time the filing of any registration statement otherwise required to be prepared and filed by it pursuant to Section 2.1 if the Corporation determines, in its reasonable judgment, that such registration and offering would interfere with any financing, acquisition, corporate reorganization or other proposed material transaction involving the Corporation or any of its Affiliates or that it would require the Corporation to disclose material non-public information that it deems advisable not to disclose and promptly gives the Investor written notice of and the bases for such determination; provided, however, that such restriction shall be effective for a period not to exceed 30 days and the Corporation may only institute such
restriction once during any twelve month period.   Further, the
Corporation shall have the right to require Investor, if participating in a registration under Section 2.1, to refrain from selling securities in a public offering for a period of up to 90 days during the effectiveness of any registration statement if the Corporation shall reasonably determine that such sale would interfere with any transaction involving the Corporation as described above or that such registration would require disclosure of such material non-public information; provided that Investor shall not be restricted from effecting transactions to a greater degree than any similar restriction to which any other holder of shares of the Corporation's Common Stock are subject. If pursuant to the preceding sentence the Corporation has required the Investor to discontinue the sale of securities during the effectiveness of a registration statement, then the period of time any such registration statement must be kept effective pursuant to
Section 2.3(b) hereof shall be extended for a period equal to the length of such discontinuance.

  (c) If the Investor proposes that the sale of Registrable Securities pursuant to Section 2.1 hereof be an underwritten offering, the Corporation shall have the right to approve the choice of underwriters who undertake such offering.

2.5 Indemnification. (a) Indemnification by the Corpora-tion. The Corporation will, and hereby does, indemnify and hold harmless, Investor, its directors and officers, any underwriter and each other Person, if any, who controls Investor or any such underwriter, (each, an "Indemnified Party") from and against any losses, claims, damages or liabilities, to which any Indemnified Party may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement filed under the Securities Act or any prospectus contained therein, or any omission or alleged omissions to state therein a material fact required to be stated therein or necessary to make the statements therein in light of the circumstances in which they were made not misleading, and the Corporation will reimburse each Indemnified Party for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim or liability or action or proceeding in respect thereof; provided that the Corporation shall not be liable in any such case to an Indemnified Party to the extent that any such loss, claim, damage, liability or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement or any such prospectus, in reliance upon and in conformity with written information furnished to the Corporation by or on behalf of such Indemnified Party, specifically stating that it is for use in the preparation thereof; and provided, further, that the Corporation shall not be liable in any case to the extent that such loss, claim, damage, liability or expense arises out of an untrue or alleged untrue statement or omission or alleged omission in a prospectus, if such statement or omission is corrected in an amendment or supplement to the prospectus and the Investor thereafter fails to deliver such prospectus as amended or supplemented prior to or concurrently with the sale of the Registrable Securities. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of any Indemnified Party and shall survive the transfer of such securities by the Investor.

  (b) Indemnification by the Investors. The Corporation may require, as a condition to including any Registrable Securities in any registration statement filed pursuant to Section
2.1 or 2.2, that the Corporation shall have received an undertaking satisfactory in all respects to it from Investor to indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision (a) of this Section 2.5) the Corporation, each director of the Corporation, each officer of the Corporation and each other Person, if any, who controls the Corporation within the meaning of the Securities Act, with respect to any statement or alleged statement in or omission or alleged omission from such registration statement or any prospectus contained therein, if such statement or alleged statement or omission or alleged omission was made in reliance upon and in strict conformity with written information furnished to the Corporation by the Investor specifically for use in the preparation of such registration statement or prospectus. Such indemnity shall remain in full force and effect, regardless of any investigation made by or on behalf of the Corporation or any such director, officer or controlling person and shall survive the transfer of such securities by the Investor.

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

  (d) Other Indemnification. Indemnification similar to that specified in the preceding subdivisions of this Section 2.5 (with appropriate modifications) shall be given by the Corporation and the Investor with respect to any required registration or other qualification of securities under any Federal or state law or regulation of any governmental authority other than the Securities Act.

3. Reporting Requirements Under the Exchange Act. The Corporation shall timely file such information, documents and reports as the Commission may require or prescribe under either
Section 13 or 15(d) (whichever is applicable) of the Exchange Act. The Corporation shall thereafter, whenever reasonably requested by Investor, notify Investor in writing whether the Corporation has, as of the date specified by Investor, complied with the Exchange Act reporting requirements to which it is subject for a period prior to such date as shall be specified by Investor. The Corporation acknowledges and agrees that the purposes of the requirements contained in this Section 3 are: (i) to enable Investor to comply with the current public information requirement contained in Paragraph (b) of Rule 144 under the Securities Act should Investor ever wish to dispose of any of the securities of the Corporation acquired by it without registration under the Securities Act in reliance upon Rule 144 (or any equivalent successor provision); and (ii) to qualify the Corporation for the use of registration statements on Form S-3, or its equivalent successor form, with respect to secondary distributions. In addition, the Corporation shall take such other reasonable measures and file such other information, documents and reports as shall hereafter be required by the Commission as a condition to the availability of Rule 144 under the Securities Act (or any equivalent successor provision).

4. Limitations On Subsequent Registration Rights. From and after the date hereof, the Corporation shall not, without the prior written consent of Investor enter into any agreement with any holder or prospective holder of any securities of the Corporation that would allow such holder or prospective holder of any securities of the Corporation to include such securities in any registration filed under Section 2 hereof on a basis preferential to the Registrable Securities in which case such shares and the Registrable Securities shall participate in the offering pro rata.

5. Notices. All communication provided for hereunder shall be sent by first-class mail and, if to Investor, addressed to it at the address set forth above, or to such other address as the Investor may have designated to the Corporation in writing for such specific purpose, and, if to the Corporation, addressed to it at c/o Versus Technology, Inc., 2600 Miller Creek Road, Traverse City, MI 49684, Attention: President, or to such other address as the Corporation may have designated to the Investor for such purpose, in writing.

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

9. Counterparts. This Agreement may be executed simulta-neously in any number of counterparts, each of which shall be deemed an original, but all such counterparts shall together constitute one and the same instrument.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered by their respective officers thereunto duly authorized as of the date first above written.

                       VERSUS TECHNOLOGY, INC.


                       By:_______________________________
                          Name:   Gary T. Gaisser
                          Title:  President


                       HILLENBRAND INDUSTRIES, INC.

                       By: _______________________________
                       Its:




                                                    Exhibit 10(o)
                 NON-EXCLUSIVE PATENT LICENSE AGREEMENT

THIS AGREEMENT is made effective as of the ____ day of ________, 2000 (the "Effective Date") by and between Hill-Rom
Services, Inc., an Indiana corporation having a mailing address at 1069 State Route 46 East, Batesville, Indiana 47006 (hereinafter "Licensee") and Versus Technology, Inc., a Delaware corporation having a mailing address at 2600 Miller Creek Road, Traverse City, Michigan 49684 (hereinafter "Licensor").

                            RECITALS

Licensor owns or is the licensee of the U.S. and foreign patent applications and patents shown on Exhibit A, attached hereto and made a part hereof (the "Licensed Patents"), and Licensee is interested in acquiring a non-exclusive license under the Licensed Patents to make, have made for it, use, sell, and import Licensed Product (defined herein) in the Healthcare Field (defined herein).

NOW THEREFORE, in consideration of the mutual covenants and agreements set forth herein and other good and valuable consideration, the parties hereto mutually agree as follows:

1.  DEFINITIONS

1.1 "Licensed Product" shall mean any product: (i) the manufacture, use, sale, or import of which infringes one or more claims of at least one of the Patent Rights; and (ii) is sold directly from Licensee to an end user customer, without a view toward resale by such customer; and (iii) is sold for use by the end user customer exclusively within the Healthcare Field (defined herein); and (iv) is not used as part of a Hand Wash Compliance System (defined herein), or as part of an Infant or Patient Security System (defined herein), or as part of a Building Security System (defined herein), or as part of a Wireless Nurse Call System (defined herein). With respect to any goods supplied to Licensee by Licensor, Licensee may use or sell the purchased products in the Healthcare Field as part of a Hand Wash Compliance System, an Infant or Patient Security System, a Building Security System, a Wireless Nurse Call System, or for any other purpose in the Healthcare Field not otherwise prohibited.

1.2 "Hand Wash Compliance System" shall mean a product which uses location or event information to verify, in whole or in part, compliance with hand washing policies, procedures, rules or regulations.

1.3 "Infant Or Patient Security System" shall mean a product which uses location or event information to provide an alarm when a patient has approached an area which is designated within the system as being unauthorized, or that the integrity of the attachment of a locating device to the patient has been compromised.

1.4 "Building Security System" shall mean a product which uses location or event information to permit or deny ingress to or egress from a building or any part thereof.

1.5 "Wireless Nurse Call System" shall mean a product which uses location or event information to give notice of a patient call or the calling patient's location through use of a feature that provides for sending a signal outside the infrared spectrum in response to a manual operation performed on equipment forming a part of the system (such as, for example, a badge) such that the equipment communicates with other portions of the system by means other than through a wired connection.

1.6 "Healthcare Field" shall mean healthcare services, including but not limited to, services provided by caregivers, doctors, nurses, and other healthcare workers in either homes, hospitals, medical clinics or centers, rehabilitation centers, acute healthcare facilities, sub-acute healthcare facilities, outpatient care facilities, long-term healthcare facilities, nursing homes, freestanding medical facilities, surgical centers, or other patient care provider facilities, and all related facilities, equipment, and activities.

1.7 "Heller Agreements" shall mean: an Agreement dated effective as of January 31, 1997 between Precision Tracking FM, Inc., Alan
C. "Rik" Heller (hereinafter "Heller"), and Licensor, a true copy of which is shown in Exhibit B, attached hereto and made a part hereof; a Notice of License Grant including in Schedule B thereof a Grant of License prepared for recordation at the US Patent and Trademark Office and signed by Heller in July 1997 a true copy of which is shown in Exhibit B, attached hereto and made a part hereof; and a Release and Settlement Agreement in connection with American Arbitration Association Case No. 71-133-00186-98 entitled Service ID, Inc. v. Versus Technology, Inc. (and including exhibits thereto) a true copy of which is shown in Exhibit B, attached hereto and made a part hereof.

1.8  "Heller Entities" shall mean Heller, Precision Tracking FM,
Inc., Service ID, Inc., The NewID Company, Freshloc, Inc., and all other entities owned by or controlled by Heller or with which Heller is affiliated.

2.  PATENT RIGHTS

The term "Patent Rights" as used herein means the Licensed
Patents including all reissues, divisions, continuations, continuations-in-part, reexaminations, substitutes, or extensions thereof and also including any corresponding foreign patents and foreign patent applications.

3.  GRANT

Subject to the terms and conditions hereinafter set forth, Licensor hereby grants to Licensee a non-transferable or assignable world wide, non-exclusive, irrevocable, fully paid-up and royalty free perpetual right and license under the Patent Rights to make, have made for it, import, use, sell, have sold, lease or otherwise dispose of Licensed Products in the Healthcare Field, covering a period from the issue date of each of the Patent Rights to the expiration date of the last to expire of the Patent Rights, as limited only by the limitations to rights granted to Licensor to certain of the Patent Rights licensed to Licensor under the Heller Agreements. The licenses granted hereunder include the right of Licensee to: (i) freely sublicense the licenses granted under this Agreement to any business entity a majority of the voting control of which is owned directly or indirectly by Hillenbrand Industries, Inc. ("Affiliate"), without the consent of Licensor, provided that the term of any such sublicense shall end immediately in the event such sublicensee ceases to remain as an Affiliate of Hillenbrand Industries, Inc., and provided further that any such Affiliate shall agree in a writing to be bound by all the terms and conditions of this Agreement; and (ii) make a one time assignment of all of Licensee's rights under this Agreement in connection with the sale or other disposition of all or substantially all of the business and assets of Licensee and its Affiliates (to which the subject matter of this Agreement relates) to a third party entity which is not, after giving effect to the sale or other disposition, an Affiliate ("Permitted Assignee"), provided, that any such Permitted Assignee shall agree in a writing to be bound by all the terms and conditions of this Agreement. In addition to the foregoing sentence, the Licensee shall have the right to sublicense or assign its rights under this Agreement at any time with Licensor's consent, which consent shall not be unreasonably withheld. Except as permitted in the foregoing two sentences, the Licensee shall have no right to sublicense or assign its rights under this Agreement. The license granted under this Agreement shall not include the right to make any use of any intellectual property of Licensor other than that which is disclosed and claimed in the Patent Rights.

4.  PAYMENTS

In consideration of the grant of non-exclusive license, Licensee paid to Licensor, concurrently with the mutual execution and delivery of this Agreement, a one-time lump sum payment of one million dollars ($1,000,000) by wire transfer of immediately available funds. Such payment represents payment in full for Licensee's past, present, and future rights under this Agreement.

5.  DURATION AND TERMINATION

The term of this Agreement shall extend until the expiration of the last-to-expire of the Patent Rights.

6.  NOTICE

Unless otherwise provided herein, all notices, demands, consents, waivers and other communications required or permitted under this Agreement must be in writing and will be deemed to have been properly received (a) if delivered by hand, effective upon receipt, (b) if sent by certified or registered mail, postage prepaid, return receipt requested, effective three (3) days after mailing, or (c) if sent by a nationally recognized overnight delivery service, effective upon receipt, in each case to the appropriate addresses set forth below, or to such other addresses as a party may designate by written notice to the other parties:





To Licensee:                    with a required copy to:

Hill-Rom Services, Inc.         Hillenbrand Industries, Inc.
1069 State Route 46 East        700 State Route 46 East
Batesville, Indiana 47006       Batesville, Indiana 47006
Attention:  President           Attention:  General Counsel

                                Hill-Rom, Inc.
                                1069 State Route 46 East
                                Batesville, Indiana 47006
                                Attention:  Vice President,
                                            Business Development

To Licensor:                    with a required copy to:

Versus Technology, Inc.         Rollert and MacNeal
2600 Miller Creek Road          Attorneys at Law
Traverse City, Michigan 49684   P.O. Box 466
Attention:  President           Traverse City, Michigan
                                49685-0466
                                Attention: John A. MacNeal

7.  REPRESENTATIONS AND WARRANTIES

7.1 Licensee represents and warrants to Licensor that it is lawfully free to make this Agreement and that Licensee is a corporation in good standing; that the execution and delivery of this Agreement and the performance hereunder by Licensee has been approved in writing by all appropriate and necessary corporate action; and that the execution, delivery, or performance by Licensee of this Agreement (a) requires no consent of any third party, and (b) does not and will not (i) contravene or conflict with the articles of incorporation, by-laws or other organizational documents of Licensee, (ii) contravene or conflict with or constitute a violation of any provision of any law, regulation, judgment, injunction, order or decree binding upon or applicable to Licensee or any of it assets or properties, (iii) constitute a default under or give rise to any right of termination, cancellation or acceleration of any right or obligation of Licensee, (iv) result in the creation or imposition of any security interest or lien on any assets or properties of Licensee, or (v) contravene, conflict, interfere with or constitute a violation or breach of any provision of or obligation under any agreement with any third party entered into by Licensee.

7.2 Licensor represents and warrants to Licensee that it is lawfully free to make this Agreement and that Licensor is a corporation in good standing; that the execution and delivery of this Agreement and the performance hereunder by Licensor has been approved in writing by all appropriate and necessary corporate action; and that the execution, delivery, or performance by Licensor of this Agreement (a) requires no consent of any third party, and (b) does not and will not (i) contravene or conflict with the articles of incorporation, by-laws or other organizational documents of Licensor, (ii) contravene or conflict with or constitute a violation of any provision of any law, regulation, judgment, injunction, order or decree binding upon or applicable to Licensor or any of it assets or properties, (iii) constitute a default under or give rise to any right of termination, cancellation or acceleration of any right or obligation of Licensor (including, without limitation, pursuant to the Heller Agreements), (iv) result in the creation or imposition of any security interest or lien on any assets or properties of Licensor, or (v) contravene, conflict, interfere with or constitute a violation or breach of any provision of or obligation under any agreement with any third party entered into by Licensor.

7.3 Licensor represents and warrants to Licensee that it has the right to license or sublicense the Patent Rights and to grant the rights and licenses specified in this Agreement to any third party, including Licensee, without any permission of anyone. Furthermore, Licensor represents and warrants to Licensee that it is under no obligation and there are no limitations to Licensor's right to grant the licenses granted hereunder to the Patent Rights.

7.4 Licensor represents and warrants to Licensee that it has completed all of its obligations under the Heller Agreements. Licensor also represents and warrants that there are no other agreements between Licensor and the Heller Entities, other than the Heller Agreements, relating to or affecting the Patent Rights, nor are there any decisions or adjudications of any court or panel having jurisdiction over any dispute or litigation to which Licensor is or was a party relating to or affecting the Patent Rights. Furthermore, Licensor represents and warrants to Licensee that all maintenance fees, annuities, filing fees, and any other fees and taxes required to obtain and maintain in force the Licensed Patents in the United States have been paid by Licensor or by Licensor's licensor.

7.5 Licensor represents and warrants to Licensee that the Licensed Patents listed on Exhibit A include all of the infrared technology based or dual use infrared/radio frequency patent applications and patents owned by Licensor and all Patent Rights of Licensor under the Heller Agreements. Licensor represents and warrants to Licensee that there is no person or entity who has notified Licensor that such person or entity claims ownership of, or in any way challenges the interests of Licensor in, the Patent Rights.

8.  MISCELLANEOUS

This Agreement shall not result in or permit either party to become the legal representative or agent of the other. Neither party has the right or authority to assume, create, or incur any liability or any obligation of any kind, express or implied, against or in the name of, or on behalf of the other party. Each party's responsibilities hereunder are strictly those of an independent contractor. Nothing herein shall cause the parties to become principal and agent, nor shall any relationship arise other than that of an independent contractor. The terms of this Agreement may be modified only by subsequent written agreement between both parties. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof or thereof or affecting the validity or enforceability of such provision in any other jurisdiction. This Agreement embodies the entire agreement and understanding between the parties hereto as to the subject matter of this Agreement and supersedes all prior agreements and understandings, oral or written, between them, relating to the granting of a license to Licensee under the Patent Rights, which is the subject matter of this Agreement. The captions in this Agreement are for convenience of reference only and shall not define or limit any of the terms or provisions hereof. This Agreement may be executed in any number of counterparts, and by each party on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. All references in this Agreement to Sections are to Sections contained in this Agreement unless a different document is expressly specified. This Agreement will apply to, be binding in all respects upon, and inure to the benefit of any legal representatives, successors and permitted assigns of the parties. Nothing expressed or referred to in this Agreement will be construed to give any person or entity other than the parties to this Agreement any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their successors and permitted assigns.

9.  THIRD PARTY INFRINGEMENT

Nothing in this Agreement shall obligate Licensor to bring or prosecute actions or suits against third parties for patent infringement. Licensor does not warrant the validity, scope or enforceability of the Patent Rights.

10.  DISCLAIMERS, LIMITATIONS OF LIABILITY, AND THE LIKE

10.1 Nothing in this Agreement shall make either Licensor or persons acting on its behalf responsible for any injury to or death of persons or other living things or damage to or destruction of property or for any other loss, damage, or injury of any kind whatsoever resulting from Licensee's (or those claiming rights by or through Licensee) manufacture, use, or sale of Licensed Products or use of Patent Rights.

10.2 NEITHER LICENSOR NOR PERSONS ACTING ON LICENSOR'S BEHALF MAKE IN THIS AGREEMENT ANY WARRANTY, EXPRESS OR IMPLIED: (1) WITH RESPECT TO THE MERCHANTABILITY, FITNESS, ACCURACY, COMPLETENESS OR USEFULNESS OF ANY SERVICES, MATERIALS OR INFORMATION FURNISHED BY LICENSOR; (2) THAT THE USE OF ANY SUCH SERVICES, MATERIALS OR INFORMATION WILL NOT INFRINGE PRIVATELY OR PUBLICALLY OWNED PATENTS; (3) THAT ANY SERVICES, MATERIALS OR INFORMATION FURNISHED BY LICENSOR UNDER THIS AGREEMENT WILL NOT RESULT IN INJURY OR DAMAGE WHEN USED FOR ANY PURPOSE; (4) THAT THE SERVICES, MATERIALS OR INFORMATION FURNISHED HEREUNDER, IF ANY, WILL ACCOMPLISH THE INTENDED RESULTS OR ARE SAFE FOR ANY PURPOSE, INCLUDING THE INTENDED OR PARTICULAR PURPOSE. FURTHERMORE, IN NO EVENT SHALL LICENSOR BE LIABLE UNDER THIS AGREEMENT FOR CONSEQUENTIAL OR INCIDENTAL DAMAGES IN ANY EVENT OR UNDER ANY CONCEIVABLE CIRCUMSTANCES IN THE ABSENCE OF WILLFUL MISCONDUCT ON THE PART OF LICENSOR.

10.3 Licensee, and any Affiliate or Permitted Assignee claiming rights under this Agreement, agrees to indemnify and hold harmless Licensor and persons acting on its behalf from all liability, costs and expenses incurred (including attorney fees), and all liability to any person, including Licensee, any Affiliate or Permitted Assignee, or its personnel for injury to or death of persons or other living things, or injury to or destruction of property, resulting from Licensee's or Affiliate's or Permitted Assignee's manufacture, use, or sale of Licensed Products, in whatever form.

11. CONFIDENTIALITY. Except to the extent that either party may otherwise determine disclosure of all or any part of this Agreement is required by law, each party agrees to use reasonable efforts to hold confidential the financial and economic terms of this Agreement (including all amendments and modifications of such terms) (the "Confidential Terms"), and not hereinafter directly or indirectly to divulge, disseminate or disclose the Confidential Terms. Further, and subject to the foregoing, each party shall use reasonable efforts to restrict distribution of copies of any the above-mentioned documents or other information or documents related thereto or any terms thereof only to such party's attorneys, senior officers and members of the board of directors, and to those of its employees having need to know such Confidential Terms (and only to the extent of such need). If either party is required by subpoena or other legal process of law to disclose the Confidential Terms, the party required to make such a disclosure shall, when feasible, give notice to and cooperate with the other party to allow the other party, at its expense, to resist disclosure of, or obtain an exemption from the requirement to disclosure, the Confidential Terms. With respect to either party's reporting requirements to the public and/or the SEC, the parties agree that they shall each cooperate with one another to exclude from disclosing any of the Confidential Terms that the other party desires not to be disclosed for competitive or other privacy reasons. The Licensee acknowledges that the Licensor may deem it advisable, and shall be at liberty, to make the unexpurgated entirety of this Agreement publicly available. Both parties agree that before any written press release is made concerning this Agreement they shall consult and cooperate with each other concerning the text of such press release.


IN WITNESS WHEREOF, the parties hereto have executed this Agreement in duplicate as of the day and year first above.

     VERSUS TECHNOLOGY, INC.          HILL-ROM SERVICES, INC.
     (Licensor)                       (Licensee)


By:___________________________        By:________________________
   Authorized Signature                  Authorized Signature

   ___________________________           ________________________
   Printed Name                          Printed Name

   ___________________________           ________________________
   Title                                 Title





EXHIBIT A

(Non-Exclusive Patent License Agreement Dated _________________)

Licensed Patents

=================================================================
Country  Patent no. or          Title                Date Issued
         application
          serial no.
=================================================================
  US     09/063,715   Method and system for
                      locating subjects within a
                      tracking environment

  WO     9907804      Method and System For
                      Locating Subjects Within a
                      Tracking Environment

  US    6,104,295     Electronic band tag and
                      method of storing ID
                      information therein          15 August 2000

  US    5,572,195    Sensory and control system
                     for local area networks      5 November 1996

  US    5,548,637    Method and apparatus for
                     locating personnel and
                     objects in response to
                     telephone inquiries           20 August 1996

  US    5,387,993    Method for receiving and
                     transmitting optical data
                     and control information to
                     and from remotely located
                     receivers and transmitters
                     in an optical locator
                     system                      07 February 1995

  US   RE 36,530     Method for receiving and
                     transmitting optical data
                     and control information to
                     and from remotely located
                     receivers and transmitters
                     in an optical locator
                     system                       25 January 2000

  WO    9501014      A method for receiving and
                     transmitting optical data
                     and control information in
                     an optical locator
                     system                       05 January 1995

  AU   7,250,594     A method for receiving and
                     transmitting optical data
                     and control information in
                     an optical locator
                     system                       17 January 1995

  US   5,355,222     Optical receiver for an area
                     location system              11 October 1994

  WO    9323719      Optical receiver for an area
                     location system             25 November 1993

  EP   9323719W1     Optical receiver for an area
                     location system                01 March 1995

  EP   640206A4      Optical receiver for an area
                     location system              30 October 1996

  EP   640206A1      Optical receiver for an area
                     location system                01 March 1995

  US  5,276,496      Optical receiver for an area
                     location system              04 January 1994

  US  5,119,104      Location system adapted for
                     use in multipath
                     environments                    02 June 1992

  US  RE 36,791      Location system adapted for
                     use in multipath
                     environments                    25 July 2000

  JP  6,186,316                                      08 July 1994

  US  5,027,314      Apparatus and Method for
                     Position Reporting              25 June 1991

  EP  333459A2       Apparatus and Method for
                     Position Reporting         20 September 1989

  EP  333459A3       Apparatus and Method for
                     Position Reporting              18 July 1990

  GB  333459R2       Apparatus and Method for
                     Position Reporting         20 September 1989

  GB  333459R3       Apparatus and Method for
                     Position Reporting              18 July 1990

  JP  2028581A2      Position Reporting Apparatus
                     and Method                   30 January 1990

  US  5,017,794      Apparatus and method for
                     varying the timing of a
                     control signal                   21 May 1991

  US  4,906,853      Apparatus and Method for
                     varying the timing of a
                     control signal                 06 March 1990







  VERSUS TECHNOLOGY, INC.            HILL-ROM SERVICES, INC.
  (Licensor)                         (Licensee)


By:_________________________      By:________________________
   Authorized Signature              Authorized Signature

   _________________________         ________________________
   Printed Name                      Printed Name

   ________________________          ________________________
   Title                             Title





                          EXHIBIT B

          (License Agreement Dated ____________________ )


Heller Agreements




   VERSUS TECHNOLOGY, INC.          HILL-ROM SERVICES, INC.
   (Licensor)                       (Licensee)


By:__________________________    By:________________________
   Authorized Signature             Authorized Signature

   __________________________       ________________________
   Printed Name                     Printed Name

   __________________________       ________________________
   Title                            Title







                                                   Exhibit 99(a)
                         Press Release

   Canadian Healthcare Facilities Install Tracking System
                 by Versus Technology, Inc.

VIS(tm) Locating System To Enhance Operational Efficiency and
                       Patient Care

Traverse City, Michigan, June 15, 2000: Versus Technology, Inc. (OTC BB: VSTI) continues to expand its installation base of its patented locating systems in Canada with installations at Le Foyer du Bonheur nursing home and CHVO hospital in Hull, Quebec. Sales of the Versus Information System, VIS(tm), were handled by Sololabe, an independent sales agent for Versus in Canada. The VIS(tm) system was integrated into the existing nurse call system at the Foyer du Bonheur facility to expand its usefulness and reporting capabilities. A Wireless Call System (WCS) was installed in the Intensive Coronary Care unit of the CHVO facility.

"The advantage of the new locating system is that it is much more useful and greatly reduces the amount of noise pollution that overhead paging produces," stated Jean Pierre Allard, Director General at Le Foyer. "Before, we had to page many times over the speaker in order to locate an employee, now with the Versus system we can find them immediately by viewing their location on the computer screen." CHVO is using the newest addition to the VIS(tm)
product line, the Wireless Call System (WCS).   WCS software acts
as a traditional nurse call system but gives the patient the freedom to call for assistance from anywhere in the unit rather than restricting call origination to the traditional pull cord. When a patient places a call, a light is turned on in the hallway. As a caregiver enters a patient's room, the corresponding nurse call light associated with his/her skill level is automatically turned on and the patient call is cancelled. The patient may also call for assistance from areas outside their room in which case the caregiver would utilize a computer screen floor plan to locate the individual. "The Wireless Call System gives us the flexibility of locating the staff during the night, without using the paging system," stated Allard. Increasing the quality of care while increasing efficiency are two of the main benefits provided by the Versus product line.

"We believe by giving customers the most robust, multi-functioning locating and call system possible, the VIS(tm) and WCS systems will quickly become very popular," stated Robert Butler, Director of International Sales and CAO, Versus Technology, Inc. "Not only can VIS(tm) operate as a stand-alone locating system, it also integrates into a variety of other clinical software programs such as emergency tracking, asset management, and security systems to enhance their efficiency." "By working closely with facilities in field testing new applications, Versus not only develops a high-quality product, but also develops committed partners like CHVO and Foyer du Bonheur," stated Butler. "We appreciate their assistance and feedback as we strive to bring more functionality to locating and call systems." Versus has presented its VIS(tm) product line to the Quebec Ministry of Health and the Ministry agreed that Versus offers major advantages. The Ministry, whose budget is over 15 billion Canadian dollars, oversees over 500 facilities.

To continue promotion of the VIS? product line in Canada, Versus along with two of its resellers, Health Inventory Management (Winnipeg, Manitoba) and Healthcare I.T. (Matthews, North Carolina), will be demonstrating the VIS solutions and integration capabilities at the National Healthcare Leadership Conference in Ottawa, Ontario June 18-20, 2000.

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




                                                   Exhibit 99 (b)
                         Press Release

                     VERSUS TECHNOLOGY EARNS
                      ISO 9001 CERTIFICATION

Traverse City, Mich., August 9, 2000 - Versus Technology, Inc.(OTC
BB: VSTI) announced it has achieved certification for ISO 9001. "This achievement is a key step in our long-range plans of Versus Technology, Inc. becoming the leader in the design and manufacture of locating technologies," stated Gary Gaisser, President and CEO. International Standards Organization (ISO) is a worldwide recognized set of business standards that enhances an organization's utilization of resources and promotes more consistent and quality internal processes while increasing communication with customers.

"The ISO certification involved training of a core ISO management team to oversee the process, creation of an Internal Audit Team to monitor procedures and 100% dedication of all employees to maintain compliance to established procedures," stated Dan Sensenbaugh, Quality Assurance Manager. The elements in the 9001 quality standard include areas in quality system set-up, design control, document and data control, and inspection and testing procedures necessary to become a critical component supplier to Versus' current and planned business partners. "Being recognized as an ISO-compliant designer and manufacturer is an important step in Versus' business plan," stated Henry Tenarvitz, Chief Operating Officer. "This certification advances our efforts to become an integral supplier to very large organizations such as HID Corporation and other substantial businesses. Knowing that a company has well-documented procedures and processes in place ensures consistent products to the user, resulting in customer satisfaction - one of the key drivers for repeat business."

The ISO certification is the first international standard approval for Versus and sets the stage for additional approval from other industry standard organizations. Versus Technology, Inc.'s ISO achievement is quite remarkable since less than 1% of all U.S. businesses have attained ISO accreditation.

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




                                                  Exhibit 99 (c)
                    Press Release

     VERSUS TECHNOLOGY FURTHER PENETRATES CANADIAN MARKET
               Three contracts recently awarded.

Traverse City, Michigan, August 25, 2000 -- Traverse City based Versus Technology, Inc. (OTC BB: VSTI) announced three contract awards resulting form its Canadian marketing efforts. "Our third quarter performance is very encouraging," said Robert Butler, Director of International Sales for Versus. "We are very satisfied with these results and feel the market is accepting our technology faster than we had originally expected. We will concentrate near-term energies on concluding these projects and building the necessary infrastructure to support the growth we expect to be forthcoming." The contracts awarded were to install or supply product for the following facilities:

C.H.S.L.D. Ste-Anne-de-Beaupre and C.L.S.C. Orleans (Ste-Anne) Versus was awarded the contract to supply and install its Wireless Nurse Call (WNC) system in the newly constructed Ste-Anne-de-Beaupre facility located approximately 30 miles north of Quebec City, Quebec. The 200-bed long-term care facility, scheduled to open in mid-September, is believed to be the first completely WNC installation in the world. "The Versus installation at Ste-Anne is a significant step in our market penetration efforts in Canada," said Louis Beriault, President of Sololabe - Versus' Independent Sales Agent in Canada. "To our knowledge it is the first ever installation of a completely wireless nurse call system. Previous Canadian installations have been retrofits to existing nurse call systems or stand-alone tracking systems." Versus' WNC system allows patients to call care givers from virtually anywhere in the hospital, unlike traditional nurse call systems which limit the patient's mobility due to the cord required to activate the call system. The patient's call is forwarded to staff pocket pagers and central nursing stations providing efficient and reliable responses to patients' needs. "The Ste-Anne project is our first totally wireless install," said Mr. Butler. "We expect its success to fuel further growth in the Canadian market and provide the necessary exposure to make other market entries much easier."

Maison Accueil Sagesse (Sisters)
Les Filles de la Sagesse d'Ontario (Sisters of Wisdom for Ontario) are renovating and expanding their 110-room Provincial House located in Ottawa, Ontario, converting it into a care facility for the members of their order. Versus was awarded the contract to supply and install the call system which, like the WNC system at Ste-Anne-de-Beaupre, will be tied to staff pocket pagers, but will also be integrated with the building's intercom and facility-wide paging system via the phone switch. "The Sisters' installation demonstrates the flexibility of the Versus system," said Mr. Beriault. "Not only is it capable of person-to-person calls, such as patient to pagers, but it can also initiate a system-wide alarm if one is needed."

Hopital General du Lakeshore (Lakeshore General Hospital) Lakeshore General Hospital is a 250-bed facility located in Montreal, Quebec currently building a $34CD million ambulatory care center, the first of three such centers announced by the Quebec Ministry of Health for the Montreal area. Once this expansion is completed (scheduled for August 2001), a full renovation of the existing Lakeshore facility estimated to cost over $30CD million, will commence. Versus will supply and install its WNC system under a teaming agreement with Bell Canada. Bell was awarded the contract using Versus' components for the WNC installation on Phase 1 of the project after a public tender process. "We are pleased to work with Bell on this project and hope this installation in one of Canada's largest cities will lead to future business," said Mr. Butler. "Versus will now have installations in three major population centers of Canada, all of which are within easy travelling from the country's other large cities. We hope to gain further market share by using these prominent facilities as reference sites for future customers."

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




                                                    Exhibit 99(d)
                         Press Release

      The United States Army's Newest Medical Center To Use
          Locating System from Versus Technology

          VIS(tm) Locating System To Enhance Operational
                 Efficiency and Patient Care

Traverse City, Michigan, August 30, 2000: Womack Army Medical Center, Fort Bragg, NC, and Versus Technology (OTC BB: VSTI) announced the medical center has installed the Versus Information System (VIS(tm)) for locating patients and equipment throughout their new 155 bed facility encompassing over one million square feet making it truly a state-of-the-art facility. This application allows staff to quickly locate patients in over 2,300 locations within the facility.

"The VIS(tm) system provides an integral part in the patient care formula we strive to achieve here at the new Womack Medical Center," stated Major Rebecca Kitzmiller, Chief of Automation Planning, Womack Medical Center (WAMC). "Immediate knowledge of the location of high-risk patients and equipment is vitally important for safety and security reasons." A VIS(tm) locating system was installed on only the Cardiac floors in November of 1999 to track telemetry patients, but the value of the Versus locating system on a larger scale became immediately apparent to the staff at WAMC which led to the decision to install a facility-wide system. "The ability to be able to leverage one system into many different applications such as automatic nurse call, emergency room tracking and asset tracking, coupled with the ease of integration with other clinical software applications makes the VIS(tm) locating system more valuable to the hospital," stated Kitzmiller.

The hospital moved quickly to adopt a facility-wide application covering over a million square feet of rooms and corridors. "To my knowledge, this is the largest infrared tracking application," stated Gary Gaisser, President and CEO of Versus Technology, Inc. "This installation demonstrates our technical ability to track people and items on a large-scale platform." WAMC can accurately locate patients and equipment facility-wide using over 2,300 sensors after it goes online in late summer of 2000.

In addition to real-time location information, the VIS(tm) system provides several other benefits. Womack is exploring the option to integrate the VIS(tm) with its nurse call system to provide automatic Nurse Registry as well as with other hospital information systems, including Emergency Department tracking software to provide better scheduling and patient control.

One application unique to military hospitals is that they must be able to handle mass casualties in both peace and war time. VIS(tm) provides historical data for process analysis, allowing the hospital to view time-motion data dynamically. Improved analysis will lead to better process flow in mass casualty exercises, which in turn will better prepare the staff and facility for real life mass traumas.

Versus' government installations include such agencies as the Department of Veteran Affairs, Los Alamos National Laboratories, and a pilot program with the Naval Air Warfare Center. Womack Medical Center, which is Versus' first project with the U.S. Army, serves over 160,000 beneficiaries per year. The facility is located at Fort Bragg, North Carolina home of the Airborne and Special Operations Command. The installation is also home to the following units: XVIII Airborne Corps, 82nd Airborne Division, United States Army Special Operations Command (USASOC), and the 1st Corps Support Command (COSCOM).

Separately, on August 25, the Company announced three contract awards resulting from its Canadian marketing efforts. The first was to supply and install its Wireless Nurse Call (WNC) system in the newly constructed Ste-Anne-de-Beaupre facility located approximately 30 miles north of Quebec City, Quebec. The 200-bed, long-term care facility, scheduled to open in mid-September and is believed to be the first completely WNC installation in the world. The second contract, with Les Filles de la Sagesse d'Ontario (Sisters of Wisdom for Ontario) to supply and install a call system like the WNC system at Ste-Anne-de-Beaupre, for their 110-room Provincial House located in Ottawa, Ontario, which they are converting it into a care facility for the members of their order. The final contract was to supply and install a WNC system under an agreement with Bell Canada in Lakeshore General Hospital, a new 250-bed facility being built in Montreal, Quebec.

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




                                                   Exhibit 99(e)
                         Press Release


       VERSUS TECHNOLOGY AND HILLENBRAND INDUSTRIES SIGN
             LICENSE AND STOCK PURCHASE AGREEMENTS

         Negotiations underway on supply and engineering services agreements

Traverse City, Mich., September 7, 2000 - Versus Technology, Inc. (OTC BB: VSTI) announced today it has entered into a non-exclusive Patent License Agreement with Hill-Rom Company, Inc., a subsidiary of Hillenbrand Industries, Inc., (NYSE: HB) under which Hill-Rom has been granted a limited license under certain of Versus' patent rights. Concurrently with the signing of the license agreement, Hillenbrand and Versus entered a Stock Purchase Agreement, under which Hillenbrand purchased 2,500,000 shares of Versus' common stock, coupled with a three year warrant to purchase an additional 2,500,000 shares of Versus stock, and a registration rights agreement. Total consideration paid to Versus under the license agreement and stock purchase agreement was $2,325,000.

"I am very pleased to enter an alliance with a company of Hillenbrand's stature," said Gary Gaisser, CEO of Versus Technology. "We feel our technology will add value to their existing products and allow Hill-Rom to further expand their product line as Versus introduces new applications for its cutting-edge locating technology. Simultaneously, the transaction provides Versus with an enhanced working capital position to support aggressive business development activities. Versus will continue to meet the ongoing needs of its existing family of resellers and other Versus customers, who will also benefit from its ongoing research and development activities. It's a win-win for both companies."

"The possibilities for using Versus' technology to enhance Hill-Rom's healthcare product line are significant," commented Henry Tenarvitz, Chief Operating Officer for Versus. "While the details of related agreements for engineering, development, and supply to Hill-Rom of products employing Versus' technology are still being worked out, initial discussions have already revealed several areas where Hill-Rom can benefit from the advanced stage of our technology's development."

"We believe this is the first step in a long-term relationship that will benefit both parties," observed Mr. Gaisser. "We feel Hillenbrand's investment in Versus adds to our credibility as the leading developer of IR and IR/RF technology based tracking and information system products. With their market presence and our advanced technology, our combined futures should be prosperous."

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





                                                   Exhibit 99(f)
                         Press Release

     VERSUS TECHNOLOGY MAKES POSITIVE SHOWING AT ISC EAST
         Eagle Eye(tm) Direct held high interest with security show attendees.

Traverse City, Michigan September 8, 2000 -- Versus Technology, Inc. (OTC BB: VSTI) successfully introduced the Eagle Eye(tm) Direct and Eagle Eye(tm) Network along with the current
Eagle Eye(tm) Asset Control solution at the International Security Conference (ISC) in New York, which was attended by over 10,000 security industry professionals. Eagle Eye(tm) Asset Control was also one of only 53 products featured in the New Product Showcase sponsored by the Security Industry Association for new technology in access control.

"We have spent several months developing a three-tiered approach that will provide a distribution path for Versus products into the security market," stated John Hunepohl, Director of Sales for the Security Products Division of Versus. Eagle Eye(tm) Direct allows a customer to take an active data tag, such as the Versus Infrared locator tag, and connect it directly to an existing access control panel. A controller board converts the Versus protocol to security industry standard Wiegand data that the access control panel can understand. In addition, the controller board tells the access control system when the tag enters an area and again when the tag exits an area.

"Eagle Eye(tm) Direct is the simplest, easiest, and most cost-effective method for a company to begin asset tracking and locating," stated Hunepohl. "This method requires no additional software and minimal training of an operator by using the existing access control system as the head end. This will allow a company to begin using the Versus tag technology for a minimal cost before investing thousands of dollars in a full-featured system." Versus expects to begin shipping the first units in mid-October.

In conjunction with Eagle Eye(tm) Direct, Versus introduced the Eagle Eye(tm) Network program to a number of access control manufacturers. Eagle Eye(tm) Network will allow customers with an existing access control system to integrate the entire Versus tag, reader, collector, and concentrator data collection network into their systems. "This is the same successful method we used in integrating with our nurse call vendors," stated Henry Tenarvitz, Chief Operating Officer.

"Overall, this show was validation that we are on the right track," stated Gary Gaisser, President and CEO. "We generated the type of interest we expected and now have solid commitments for our products. While it will take a few months of development with third party vendors, we should see the results of our efforts early next year and immediate results with Eagle Eye(tm) Direct as the controller board enters the market in October."

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



                                                 Exhibit 99(g)
                       Press Release


        VERSUS TECHNOLOGY REPORTS THIRD QUARTER RESULTS
               Revenues top $1,000,000 again.


Traverse City, Mich., September 14, 2000 - Versus Technology, Inc. (OTC BB: VSTI) announced revenues of $1,004,000 for the third quarter, up 17% from revenues of $859,000 for the same period in 1999. The Company also reported a net loss of $551,000 or $0.01 per share compared to $286,000 or $0.01 per share in 1999.

"Third quarter results were again encouraging as we topped
$1 million for the second quarter in a row and the third time in recent history," said Gary Gaisser, President and CEO.
"Revenues for the quarter included $383,000 from Canadian sources. Our Cordless Nurse Call product has been very successful since it's launch earlier this year." On August 25, 2000, Versus announced three contract awards resulting from its Canadian marketing efforts.

Versus attributed the increased loss over the same three months in the prior year to higher interest expense, increased R & D costs, and increased costs of revenues. "Our Canadian revenues represent full system installations which incorporate higher-priced third-party components," said Henry Tenarvitz, Chief Operating Officer. "We also incorporated lower margins into a Department of Defense project to provide a highly visible reference site to aid in future revenue-generating activities."

For the nine months ended July 31, 2000, revenues were up 3% from $2,665,000 in 1999 to $2,749,000 in 2000. The net loss for the first nine months of fiscal 2000 increased to $1,380,000 from $867,000 for the same period in 1999. Interest expense and increased cost of revenues again accounted for the majority of the increased loss. "Working capital was increased earlier this month with the Hillenbrand transaction which we announced on September 7," said Mr. Gaisser. "When you remove the Marquette contract from 1999 results, the actual growth in revenues this year is 53%. We are very pleased with this trend as strategic initiatives set in motion earlier this year are starting to show results."

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







                        VERSUS TECHNOLOGY, INC.
              Consolidated Statement of Operations
                           (Unaudited)


                        Three Months Ended July 31,   Nine Months Ended July 31,
                              2000          1999          2000          1999
                          ------------  ------------  ------------  ------------

Revenues                  $ 1,004,000   $   859,000   $ 2,749,000   $ 2,665,000

Operating expenses

   Cost of revenues           694,000       404,000     1,686,000     1,126,000

   Research and
      development             160,000       141,000       502,000       473,000

   Sales and marketing        370,000       323,000     1,124,000     1,031,000

   General and
      administrative          277,000       271,000       843,000       905,000
                          ------------  ------------  ------------  ------------
                            1,501,000     1,139,000     4,155,000     3,535,000
                          ------------  ------------  ------------  ------------
Loss From Operations       (  497,000)   (  280,000)   (1,406,000)   (  870,000)
                          ------------  ------------  ------------  ------------

Other Income (Expenses):

   Interest income             14,000        15,000        61,000        24,000

   Interest expense        (   68,000)   (   21,000)   (  198,000)   (   21,000)

   Other (net)                   -             -       (    6,000)         -
                          ------------  ------------  ------------  ------------
                           (   54,000)   (    6,000)   (  143,000)        3,000
                          ------------  ------------  ------------  ------------
Loss before cumulative
   effect of change in
   accounting principle    (  551,000)   (  286,000)   (1,549,000)   (  867,000)

Cumulative effect on
   prior years (to
   October 31, 1999) of
   changing to different
   method of accounting
   for options issued
   to non-employee
   directors (Note 5)            -             -          169,000         -
                          ------------  ------------  ------------  ------------
Net Loss                  $(  551,000)  $(  286,000)  $(1,380,000)  $(  867,000)
                          ============  ============  ============  ============
Basic and diluted per
   share amounts:

Loss before cumulative
   effect of change in
   accounting principle   $(   .01   )  $(   .01   )  $(   .04   )  $(   .02   )

Cumulative effect on
   prior years (to
   October 31, 1999)
   of changing to
   different method of
   accounting for
   options issued to
   non-employee
   directors (Note 5)            -             -             -             -
                          ------------  ------------  ------------  ------------
 Basic and Diluted Net
   Loss Per Share         $(   .01   )  $(   .01   )  $(   .04   )  $(   .02   )
                          ============  ============  ============  ============