Form 10KSB
period 2000-07-31
VERSUS TECHNOLOGY INC
filed 2001-01-29
CIK 842638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                     FORM 10-KSB

 (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
           For the fiscal year ended October 31, 2000

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

The issuer's revenues for its most recent fiscal year were $4,853,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $8,369,277 as of January 24, 2001.

As of January 24, 2001, the issuer had outstanding 42,269,074 shares of common stock.

          DOCUMENTS INCORPORATED BY REFERENCE:  NONE




PART I


ITEM 1 - DESCRIPTION OF BUSINESS

Versus Technology, Inc. ("Versus" or the "Company") and its wholly owned subsidiary, Olmsted Engineering Co. ("Olmsted") operate in two business segments: data collection and processing;
and systems design and engineering. Versus' operations are located in one facility in Traverse City, Michigan.

Versus develops leading-edge technology used for process improvement in the healthcare, security, government and corporate facility markets. Versus' core technology makes locating systems more precise, security systems more intelligent, data collection routines automatic and asset management systems more efficient. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic and accurate registry of essential management and business information. By monitoring the precise location of personnel or equipment and automatically recording events associated with their locations, the systems offer real-time asset and staff locating, automatic data collection, access/ egress control and two-way communication capabilities. Versus' proprietary locating systems are sold primarily through an expanding international network of resellers who market Versus' products as enhancements to their existing product lines.

(a)	Business Development and Principal Products.

Versus Technology, Inc. is a Delaware corporation originally formed in October 1988. Versus' primary focus is now the manufacture and distribution of proprietary software and components to support its Locating Systems.

In fiscal 2000, Versus was awarded the Frost and Sullivan Market Engineering Leadership Award for the U.S. Wireless Location/ Tracking Technologies Market based on its commanding 48% share of the market. The U.S. Wireless Location/Tracking Technologies Market is made up of companies that offer systems that identify, locate and track people and assets.

In September 2000, Versus entered into a Non-Exclusive Patent License Agreement with Hill-Rom Services, Inc.(Hill-Rom), a subsidiary of Hillenbrand Industries, Inc.(Hillenbrand), under which Hill-Rom was granted a limited license under certain of Versus' patent rights. Concurrently with the signing of the license agreement, Hillenbrand and Versus entered a Stock Purchase Agreement, under which Hillenbrand purchased 2,500,000 shares of Versus' common stock, coupled with a three-year warrant to purchase an additional 2,500,000 shares of Versus' stock, and a registration rights agreement. Total consideration paid to Versus under the license agreement was $1,000,000 and stock purchase and related agreements was $1,325,000. This is the first instance in which Versus derived revenues through the licensing of its intellectual property. Deriving revenues from this source is a goal of Versus and the company anticipates pursuing other revenues of similar a nature.

Versus also introduced its new "Cordless Nurse Call" product during fiscal 2000. The product was introduced in Canada and Versus expects to launch the product to other markets in fiscal 2001. Versus also augmented its line of security products with the introduction of Eagle Eye(tm) Direct which uses a controller board to convert the Versus protocol to security industry standard Wiegand data that existing security systems can understand. Additionally, Versus completed the installation of its Versus Information System (VIS(tm)) at the Womack Army Medical Center in Fort Bragg, NC. This 2,300-sensor installation is believed to be the largest IR/RF (infrared/radio frequency) dual-tracking application in the world.

During fiscal 2000, Versus also achieved ISO 9001 certification.

(b)  Business of the Issuer

Versus currently operates in two business segments:

  *  data collection and processing ("IR/RF Locating" systems)
  *  systems design and engineering


(1)  Principal Products and Services

Data Collection and Processing Segment

Locating Systems and Technology ("IR/RF Locating")

Infrared technology-based systems are the primary products of Versus. The IR/RF-based systems can be used to monitor and locate people and equipment, control access to secured areas passively, and record information regarding these events and activities.
The technology owned or licensed by Versus is incorporated in various forms from components to entire assemblies in nurse call and asset control systems under the following partial list of trade names:


OWNER OF
TRADEMARK                  TRADEMARK             APPLICATION
------------------  ------------------------   --------------------
Versus              Nightingale(tm)            Asset Management
Technology, Inc.    PhoneVision(tm)            Personnel/Equipment
                    Versus Information         Tracking
                      System (VIS(tm))
                    Eagle Eye(tm)              Anti-Theft

Rauland Borg        Responder IV(r)            Nurse Call

Dukane Corp.        ProCare(r) 6000            Nurse Call

Zettler             Sentinel 500               Nurse Call

West Com            WestCalls(r) Odyssey Plus  Nurse Call
                    WestCalls(r) Endeavor

Jeron Electronics
Systems             Provider(r) 680            Nurse Call

Healthcare I.T.     EDTracker(tm)              Emergency
                                               Department Tracking

The Versus system is a scaleable and readily expandable locating system. The system infrastructure is composed of proprietary sensors networked by standard telephone type cable. Once the infrastructure is installed in a facility, a number of software clients are available to maximize the system's tracking abilities. Some software clients currently available for sale are:

  * Floor Plan View Client - Customized floor plan views of real-time location data on a computer monitor.
  * Location List Client - Custom list views of real-time location data sorted and configured to the customer's requirements.
  * The Seeker Asset Management System - Provides current location of all badged equipment and flexible report utilities.
  * Egress Control - Provides control of door locks and other relay controllable devices with multiple security levels.
  * Room Ready Client - Displays and updates room status information such as availability and cleanliness/sterility.
  * PhoneVision(tm) - Allows real-time location information to be retrieved via the telephone. Personnel and/or equipment can be easily located using the keypad or with voice recognition.
  * Icon Aging - Visibly changes the appearance of an icon on a computer monitor based on programmable events such as time waiting.
  * Cordless Nurse Call - Provides patients with the ability to instantly contact a caregiver in the event they need assistance, even when the patient is away from their bed or room.

A lightweight badge (worn by staff or attached to equipment) emits an infrared light and radio frequency signal encoded with information. Sensors, mounted throughout a facility, pick up this signal maintaining the contact between the system and staff and/or equipment. The emitted signal's code is matched to the sensor's unique code allowing the system's software to determine the badge's location, which can then be graphically portrayed or listed on an ordinary computer monitor.

The software collects, organizes, and records information from the network, becoming a powerful and accurate management tool. The data recorded by the system can be compiled into different types of reports describing activity. Custom reports can be created for specific needs, and for further flexibility the data can be exported for use in a number of popular database, spreadsheet, and statistical programs. This information can be imported directly into existing control software systems of other vendors, providing real-time data on patient, staff, and equipment activities. Other user-programmable features of the system include directed pages, equipment usage logs, and door openings/closings. Two-way communication is possible by the addition of ordinary speaker components. The entire system is based on Versus' patented proprietary technology involving the transmission and reception of infrared light for use in locating multiple subjects in several areas.

The IR products provide a hands-free (also referred to as passive) personnel and/or equipment locating system designed to locate and manage assets and personnel in medical environments and other professional settings. Once armed with the location information, the system provides a wide range of possibilities for the efficient management of critical and expensive assets. The system can reduce personnel and equipment response times, thus reducing overhead expenditures and increasing asset utilization by locating high-cost personnel and equipment and providing needed facility scheduling information.

The system's sophisticated software can also make intelligent decisions regarding personnel and/or assets as they enter or leave an area, providing Versus with a unique feature previously unavailable in the security industry.

Versus believes its proprietary position, coupled with low-cost manufacturing, has positioned its price well below its primary competitors in the IR locating segment of the medical industry.
The non-specific location provided by radio frequency (RF) locating technology (the major competing technology) limits its use in information management systems that require precise location data. Unlike IR waves, RF waves will penetrate through objects, thus making it impossible to pinpoint the specific locations of people and equipment. Combining RF and IR provides a full-time supervisory signal even if the IR signal is blocked due to the badge being covered. Versus' IR product is assembled from a number of components ranging from off-the-shelf computers to production line circuit boards, injection molded cases, software and ethernet concentrators.

Systems Design and Engineering Segment

Under the Olmsted name, Versus sells and maintains the ACU*CARV(r) product line, which consists of a wide range of manufacturing solutions. ACU*CARV(r) is an integrated family of Computer Aided Manufacturing (CAM) software programs used to operate computer numerically controlled (CNC) machines, mainly in the mold, die, and pattern making industries. This product is now available on the internet through a third party web site.

In addition to revenues from the sale of ACU*CARV(r) software products, Versus also receives maintenance and enhancement fees from its customers who, in turn, receive technical support and periodic update releases. Olmsted also provides hardware and software integration, complete turnkey systems, and software consulting and development.

Versus also makes and sells Cellular Alarm Transport (CAT) products whose principal function is to provide a connected alarm panel with a communication pathway through the cellular communications network. Generally, the CAT is used as a cellular backup alarm product in which alarm messages are transmitted over the cellular network to a telephone switch network used by an alarm-monitoring agency to receive such data and signals.

(2)  Marketing and Distribution

Locating Systems and Technology

Versus' primary distribution method for the locating system product is through resellers who install the product. Versus also employs an internal sales staff who, in addition to supporting reseller efforts, focus on sub-acute facilities and single floor units, and those facilities with no major allegiance to a channel reseller. The inside sales force also follows up potential business in non-healthcare markets. Although Versus still intends to sell directly to end users, reseller sales are expected to contribute the majority of Versus' future IR revenues.

Currently, the healthcare market is primarily targeted for penetration due to initial successes and existing interest. The recent introduction of Versus' Eagle Eye(tm) product provides an entry point into the security market. The Radio Frequency
Identification (RFID) segment of the security industry is estimated at $1 billion annually.

Other potential markets for the IR and IR/RF locating technology are:

   Customer              Needs                      Solution
----------------  --------------------------  --------------------
Manufacturing      Just-in-time component       Equipment tags on
Facilities         delivery to a production     components, product
                   line, product inventory      and spare parts
                   control, and major spare     tracked by the
                   parts location.              locating system.

Office             Billing accuracy and         File tags, personnel
Complexes          completeness, staff          badges, and the
                   tracking, and telephone      locating system with
                   call transfer.               intercom,
                                                PhoneVision(tm),and
                                                door lock options.

Government         Staff & visitor              Personnel badges
Buildings          tracking and access          and the locating
                   control.                     system with intercom,
                                                PhoneVision(tm), and
                                                door lock options.

Food Service       Hand washing                 Personnel badges,
                   compliance monitoring.       the locating system,
                                                and unique soap
                                                dispensers.

Prisons            Guard security and           Personnel badges
                   access control.              and locating system
                                                with intercom and
                                                door lock options.

Schools            Personnel tracking           Personnel badges and
                   and access control.          locating system
                                                with intercom,
                                                PhoneVision(tm),
                                                and door lock
                                                options.

Systems Design and Engineering Segment

The ACU*CARV(r) product line is marketed to both existing users of the products and potential new customers through direct sales efforts, related internet software sites, and mailings of trial/demo CD's. Versus also markets CAD/CAM software for third parties.
Versus' cellular products are marketed through independent distributors.

(3)  New Products or Services

In fiscal 1999 and 2000, Versus introduced a number of IR/RF technology-based products and product enhancements. The major innovations were a Room Ready product, a Hand Washing Compliance product, Cordless Nurse Call, and Versus' initial security market offerings known as Eagle Eye(tm) Network, Eagle Eye(tm) Direct, and Perimeter Alarm Sentinel (PAS).

During fiscal 2000, Versus completed development of the first generation of its Application Specific Integrated Circuit (ASIC) chip. The ASIC chip is expected to be used in new badges scheduled for introduction in early 2001. The ASIC chip is expected to produce lower costs without any loss in product utility.

Versus also entered into a Non-Exclusive Patent License Agreement with Hill-Rom generating licensing revenues of $1,000,000. The Company intends to pursue other licensing agreements as a source for future revenues and has retained consulting expertise to do so.

(4)  Competitive Business Conditions

There are a small number of competing companies whose products use IR to track patients and equipment. As indicated earlier, the Frost & Sullivan Market Engineering Leadership Award cited Versus' 48% market share of the U.S. Wireless Location/Tracking Technology Market as one factor in awarding Versus the Frost & Sullivan Award. At the present time, there is no dominant competitor in the IR market. In addition to Versus, there are two companies (Executone and Hill-Rom, a subsidiary of Hillenbrand) that have secured positions in the nurse call niche.

As reported elsewhere in this filing, Versus entered into a Non-Exclusive Patent License Agreement with Hill-Rom and a Stock Purchase Agreement with a related Warrant and Registration Rights Agreement with Hillenbrand. During 2000, the Healthcare Division of Executone was acquired by Grinnel Fire Protection, a company owned by Tyco International, which also owns Zettler (now known as Zettler-Executone). Zettler has been a Versus reseller for several years.

There are products directly competitive with Versus IR technology and other products that perform functions similar to this technology, including radio frequency (RF) paging and communication systems, ultrasound and RF badges, magnetic strip systems, and hardwired communication systems. Versus believes that its infrared technology is competitive with RF-based and other similar systems. In some applications, these competitive systems may be a cost-effective alternative. For example, when the customer only wants to do one particular thing such as communication, the competitor may offer the best solution.
However, when the customer then considers adding equipment location, billing capability, communication, and access control all in one system, Versus' products are superior.

While competition is extensive in the overall CAD/CAM market, competition within Olmsted's relatively narrow market segment is more limited due to the specialized and highly technical niche group being served.

In each of its markets, Versus seeks to compete primarily on the basis of the technological features of its products, their cost effectiveness, system performance, interoperability capabilities, field experience, and service support.

(5)  Sources and Availability of Raw Materials

Versus performs quality tests and checks on components and subassemblies at various stages of manufacturing. Finished products are thoroughly tested for all functions.

There are multiple suppliers available for most IR components purchased by Versus. Versus does not expect to encounter any component shortages over the next year.

During 2000, Versus achieved ISO 9001 accreditation - a key step in its strategy of leading the location technology industry.

Olmsted's business is not dependent upon the availability of raw materials.

(6)  Material Customers

In addition to the $1,000,000 license fee revenue received from a single licensee, Versus currently has three large, and a number of smaller, resellers. Each reseller has an existing distribution channel and experience with integrating other vendor products within its product line and bringing those products to market within a short time period. Resellers with existing international distribution channels are energetically targeted. A reseller's sales volume of Versus IR products determines its pricing level.
The product is sold on 30-day terms and a one-year warranty applies to all Versus' components sold to resellers. The reseller network accounted for 28% of Versus' existing $258,000 backlog at October 31, 2000 and 51% of the $3,302,000 of IR products and services revenues for fiscal 2000. Three customers in this group accounted for 46% of Versus' total product and services revenues in fiscal 2000 compared to four customers accounting for 60% of the total Company revenues for fiscal 1999. The reseller network is presently composed of a number of major nurse call suppliers to the healthcare industry that have signed agreements with Versus to acquire its products for use in their nurse call systems. Versus negotiates with potential new resellers on an ongoing basis.

Versus does not offer extended payment terms to its customers and normally adheres to its warranty policy. Consistent with industry practice, Versus maintains inventory of both components and finished products that it believes to be sufficient to satisfy foreseeable short-term customer requirements.

At October 31, 2000 and 1999, respectively, Versus had backlogs of approximately $258,000 and $180,000.

Approximately 11% of Versus' revenues for the fiscal year ended
October 31, 2000 were attributable to the Systems Design and Engineering segment. These revenues resulted from a large number of customers, none of which is considered to be a material customer.

No material portion of Versus' business is seasonal. No material portion of Versus' business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. During the last two years, inflation has not had any significant impact on Versus' business.

(7)  Patents, Trademarks, Licenses and Franchises

Versus holds and licenses several United States patents and/or trademarks covering IR locating technologies, ACU*CARV(r) software products, and certain cellular technologies. Versus also holds patents in other countries for these products.

During 2000, Versus entered into a Non-Exclusive Patent License Agreement with Hill-Rom Services, Inc. Versus received $1,000,000 for the license. Versus intends to pursue other license/royalty revenue services and has retained consulting expertise to maximize the potential revenue streams.

(8)  Government Approvals

Versus undergoes FCC certification and testing on its new IR products on an ongoing basis. Its Olmsted product lines do not require government approvals. CAT products are registered and comply with all relevant FCC regulations for commercial and residential premises.

(9)  Government Regulations

Versus does not believe that existing or reasonably foreseeable governmental regulations will have a material adverse effect upon its business.

(10)  Research and Development

Versus' expenditures for research and development during fiscal 2000 were $799,000. This compares with $614,000 that was expended during fiscal 1999. During fiscal 1999, funds were expended on new badges, the DataBand(tm), Room Ready, Hand Washing Compliance, PAS, and the ASIC chip development. The fiscal 2000 expenditures were for the development of new badges, Eagle Eye(tm) products, and Cordless Nurse Call.

(11)  Environmental Compliance

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the protection of the environment should not have a material effect upon the capital expenditures, earnings and competitive position of Versus. Versus does not expect to make any material expenditure for environmental control facilities in either the current fiscal year (fiscal 2001) or the succeeding fiscal year (fiscal 2002).

(12)  Number of Employees

At October 31, 2000, Versus had 39 employees, 36 of which work on a full-time basis. Of its full-time employees, 14 were engaged in systems design, manufacturing, and engineering relating to both business segments, 15 in marketing, sales, and sales administration, and 7 in general and administration.

None of Versus' employees are covered by a collective bargaining agreement. Versus has never experienced any labor disruptions or work stoppages and considers its employee relations to be good.

(13)  Risk Factors

This report contains forward-looking statements based on Versus' current expectations, assumptions, estimates, and projections about the Company and its industry. These forward-looking statements involve numerous risks and uncertainties. Versus' actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. Versus undertakes no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. In addition to the other information in this Form 10-KSB, the following risk factors should be considered carefully in evaluating Versus:

Risks Relating to History of Operating Losses

Versus is subject to risks associated with technology companies, including losses related to new ventures, uncertainty of revenues, profitability, and the need for additional funding. Versus has a history of operating losses. Versus incurred a loss of $1,162,000 in the fiscal year ended October 31, 2000. There can be no assurance that new product sales will be profitable, that existing product sales will either continue at historical rates or increase, that Versus will achieve profitable operations, or that new products introduced by Versus will achieve market acceptance. See "Management's Discussion and Analysis."

Risks Relating to Future Capital Needs and Uncertainty of
Additional Funding

Versus has expended, and will continue to expend in the future, substantial funds to complete the research, development, manufacturing and marketing of its products. Based on its current staffing level and product development schedule, Versus anticipates that its working capital and funds anticipated to be derived from sales should be adequate to satisfy its capital and operating requirements over the next 12 months. This estimate is based upon the assumptions that sales meet internal projections. Adequate funds, whether through financial markets or from other sources, may not be available when needed or on terms acceptable to Versus. In the event that Versus is not able to obtain additional funding on a timely basis, Versus may be required to scale back or eliminate certain or all of its development, manufacturing or marketing programs. Any of these actions could have a material adverse effect on Versus' results of operations.

Risks Relating to Emerging Market; Product Concentration

The market for infrared tracking systems is emerging. Although systems have been installed in multiple industry applications, to date the demand for infrared tracking systems has been primarily limited to hospital markets and, in this market, sales to date have been limited. There can be no assurance that the market for such products will grow at a rate sufficient to support Versus' business. Versus expects that its revenues will become dependent upon IR Locating Systems. A failure to achieve substantial sales of IR Locating Systems, as a result of competition, technological change, or other factors, would have a material adverse effect on Versus' results of operations in the future.

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

Risks Relating to Predictability of License Revenue

Versus is currently exploring additional ways to bring value to the shareholders through monetization of the Company's intangible assets similar to the license arrangement that was entered into with Hill-Rom in fiscal 2000. By its nature, such revenue cannot be expected to occur consistently in every fiscal year, thereby creating less predictability of future operating results. There can be no assurance that Versus will be successful in generating future revenues from this strategy.

Risks Relating to Dependence on Key Personnel

Versus has a small core management and development team and the unexpected loss of any of these individuals would have a material adverse effect on Versus' business and results of operations. Gary T. Gaisser (President, Chief Executive Officer, and Director) has an employment contract with Versus which contains a non-competition covenant in the event of voluntary termination. The enforceability and scope of this employment agreement are subject to judicial interpretation and therefore may not be enforceable as written. At present, there is no key-man insurance in place for any members of management.

Risks Relating to Management of Growth

Versus has recently expanded its core operations. Versus' growth in business has placed, and, if sustained, will continue to place a substantial burden on its managerial, operational, financial, and information systems. In particular, the growth of Versus' business has required and, if sustained, will continue to require the employment of additional engineering personnel. There can be no assurance that Versus will be able to hire employees with the necessary qualifications. The future success of Versus also depends upon its ability to attract and retain highly skilled managerial, sales, marketing, and operations personnel. Competition for such personnel is intense, and there can be no assurance that Versus will be successful in attracting and retaining such personnel. There can be no assurance that Versus' management will be able to manage future expansions, if any, successfully, or that its management, personnel, or systems will be adequate to support Versus' operations or will be implemented in a cost-effective or timely manner. Versus' success depends, to a significant extent, on the ability of its executive officers and other members of senior management to respond to these challenges effectively. If Versus is unable to manage growth effectively, such inability could have a material adverse effect on Versus' business, results of operations, and financial condition.

Risks Relating to Limited Protection of Proprietary Technology

Versus regards its technology as proprietary and attempts to protect it under applicable patent, copyright, and trade secret laws, as well as through contractual restrictions on disclosure, use, and distribution. There can be no assurance that patents will not be challenged or that trade secrets will remain undisclosed, that its non-disclosure agreements will not be breached, that there will be adequate remedies for any such breach, or that Versus' systems, processe, and operations will not be reverse engineered or independently developed. It may be possible for unauthorized third parties to copy Versus' products (notwithstanding the existence of any non-disclosure agreement) or to reverse engineer or obtain and use information that Versus regards as proprietary. There can be no assurance that Versus' competitors will not independently develop technologies that are substantially equivalent or superior to Versus' technologies. Any access to or use by competitors of Versus' technology could have a material adverse effect on Versus. In addition, Versus is not aware of any claims that it is infringing intellectual property rights of third parties, but there can be no assurance that Versus will not face a claim that it is infringing the intellectual property rights of others. There can be no assurance that Versus will be successful in any resulting litigation or obtain a license on commercially reasonable terms, if at all, or will not be prevented from engaging in certain activities. Defense and prosecution of infringement claims can be expensive and time consuming, regardless of outcome, and can result in the diversion of substantial financial, management, and other resources of Versus. In addition, the laws of certain countries in which Versus' products may be distributed do not protect Versus' products and intellectual rights to the same extent as the laws of the United States.

Risks Relating to Control by Existing Stockholders; Anti-Takeover
Provisions

Versus' directors and officers collectively beneficially own in the aggregate approximately 30.3% of Versus' outstanding Common Stock. Certain principal stockholders are directors or executive officers of Versus. As a result of such ownership, these stockholders will be able to exercise a degree of control with respect to matters requiring approval by the stockholders of Versus, including the election of directors. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Versus.

Risks Relating to Limited Market for Common Stock; Possible Volatility of Stock Price

Versus' Common Stock is not currently traded on any exchange or quoted on the NASDAQ National or NASDAQ Small Cap markets. Trading is presently conducted through broker-dealers on the OTC Bulletin Board. No assurance can be given that an active public market will exist in the future. Factors such as announcements of the introduction of new or enhanced products by Versus or its competitors and quarter-to-quarter variations in Versus' results of operations, as well as market conditions in the technology and emerging growth company sector, may have a significant impact on the market price of Versus' shares. Further, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high-technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the price of the Common Stock.

Risks Relating to Investment in Low-Priced Securities

The market for low-priced securities, securities that typically sell for less than $5.00 per share, has been the subject of a number of regulatory developments that increase the regulatory compliance obligations of companies regularly marketing low-priced securities. The Common Stock presently trades below $1.00 per share. Thus, it is less likely that broker-dealers will make a market and/or otherwise trade in Versus' securities as compared with securities for which the stock price is in excess of $5.00 per share. This may affect the breadth of the market for the Common Stock and may also affect the price at which the Common Stock may trade.

Risks Relating to Sales of Common Stock Issuable Upon Exercise of
Options and Warrants and Sales of Other Shares

Versus currently has outstanding 85 stock options to purchase an aggregate 4,207,105 shares of Common Stock and 11 warrant agreements to purchase an aggregate 2,850,036 shares of Common Stock. Versus also has outstanding 20 debentures convertible into 12,000,000 shares of Common Stock. Subsequent to the exercise of such options, warrants or conversion privileges, and to the issuance of shares of Common Stock thereunder, such shares may be offered and sold by the holders thereof subject to the provisions of Rule 144 under the Securities Act, or pursuant to an effective registration statement filed by Versus. The sale or potential sale of these shares of Common Stock could have the effect of reducing the market price of Versus' Common Stock.

Risk Relating to No Dividends

Versus has never declared or paid dividends on its Common Stock since its formation. Versus currently does not intend to pay dividends in the foreseeable future. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors.

ITEM 2 -  DESCRIPTION OF PROPERTY

In December 1996, the Company moved its principal operating facilities to a building that is owned by Traverse Software Investment, L.L.C.
(TSI), a limited liability company controlled by the President and Chief Executive Officer of the Company. Versus and Olmsted are obligated under two separate five-year lease agreements, which require aggregate total annual rents of $111,000, increasing 4% annually after the first year.

ITEM 3 -  LEGAL PROCEEDINGS

Versus is involved in litigation from time to time in the ordinary course of its business. Based on known information, management believes that the Company is not currently party to any material litigation.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2000.


PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At one time, Versus' common stock was traded on the NASDAQ Small Cap Market under the trading symbol "VSTI." Versus' stock is not currently listed, as Versus does not meet the NASD's minimum requirements for new listings. Versus intends to apply for NASDAQ relisting of its common stock as soon as all of the NASD requirements are again met. The common stock is currently traded over the counter by several market makers through the OTC Bulletin Board.

The price ranges presented below represent the high and low bid prices of Versus' common stock during each quarter. Quotations reflect inter-dealer prices without retail mark-up, markdown, or commission, and may not represent actual transactions.

               Fiscal Quarter
                   Ended:           2000            1999
                                ------------    ------------
                                 High   Low      High   Low
               January 31       11/32   3/32    15/32    1/4
               April 30         63/64  15/64    35/64   9/64
               July 31          29/64  15/64    11/32  10/64
               October 31       6/16    3/16    13/64   7/64

On January 24, 2001, Versus had 301 shareholders of record of its common stock and the average of the bid and asked prices was $0.198.

To date, Versus has not declared or paid any dividends with respect to its common stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of Versus. Consequently, no cash dividends are expected to be paid on the common stock in the foreseeable future.

(c)During the three months ended October 31, 2000, Versus issued shares of its common stock pursuant to existing warrants and stock option agreements as summarized in the following table:

                                 Pursuant      Exercise
    Date              Shares        to        /sale price   Purchaser
----------------  ------------  ----------  -------------  ----------
August 17, 2000         5,000      (1)           $0.010     Employee
August 28, 2000        30,000      (2)           $0.200     Investor
September 6, 2000   2,500,000      (3)           $0.530     Licensee
September 6, 2000   2,500,000      (6)             (7)      Licensee
September 7, 2000      28,504      (2)           $0.200     Investor
September 8, 2000       5,500      (1)           $0.010     Employees
September 8, 2000     230,000      (3)           $0.410     Director
September 8, 2000     480,000      (4)           $0.325     Employees
September 17, 2000     33,500      (5)           $0.155     Director
September 20, 2000     10,000      (2)           $0.200     Investor
September 22, 2000     57,492      (2)           $0.200     Investor
September 25, 2000     19,394      (2)           $0.200     Investor
September 27, 2000     70,000      (2)           $0.200     Investor
September 28, 2000     95,752      (2)           $0.200     Director
September 28, 2000     95,752      (2)           $0.200     Employee
October 14, 2000       10,000      (1)           $0.010     Employees

(1) 1996 Employee Incentive Restricted Stock Bonus Plan
(2) Exercise of a Warrant
(3) Stock Purchase Agreement
(4) 1999 Employee Incentive Stock Option Plan
(5) Exercise of an Option
(6) Warrant Agreement
(7) 1,500,000 at $0.60 and 1,000,000 at $0.88

Effective September 1, 2000, Versus entered into a Non-Exclusive Patent License Agreement with Hill-Rom, and a Stock Purchase Agreement,
Warrant Agreement and Registration Rights Agreement with Hillenbrand.

These transactions were effectuated pursuant to the exemptions afforded by Section 4(2) and Regulation D(506).


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during fiscal year 2000, with comparisons to fiscal 1999 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes thereto, included elsewhere.

The following table sets forth selected financial data for Versus for the past two fiscal years:

(in thousands except per share amounts)

Year Ended October 31,                    2000             1999
                                      ------------    ------------
STATEMENT OF OPERATIONS DATA:
Revenues                              $  4,853           $  3,297
Net loss                               ( 1,162)           ( 1,413)
Basic and diluted net loss
per common share                       (   .03)           (   .04)

Weighted average number of
common shares outstanding               39,031             38,031

BALANCE SHEET DATA:
Working capital                       $  3,303           $  2,706
Total assets                             7,922              7,434
Total liabilities                        3,917              3,753
Shareholders' equity                     4,005              3,681


OPERATING RESULTS

Certain reclassifications have been made to 1999 balances to conform to classifications used in 2000.

Fiscal 2000 was a year of growth and acceptance for Versus' locating technology. In September of 2000, Hill-Rom Services, Inc., a former competitor, and Versus entered into a Non-Exclusive Patent License Agreement (License). Concurrently with that agreement, Versus and Hillenbrand, the parent company of Hill-Rom entered into a Stock Purchase Agreement with related Warrant and Registration Rights Agreements. Consideration for the License was $1,000,000 and the stock transaction consideration totaled $1,325,000. As further evidence of the acceptance referenced above, Versus was recently awarded the Frost and Sullivan Market Engineering Leadership Award for the U.S. Wireless Locating/Tracking Technologies market based on its commanding 48% share of the market.

During the year, Versus successfully introduced its Cordless Nurse Call
(CNC) product in Canada and installed the largest ever IR locating system at the U.S. Army Womack Medical Center (Womack). In addition to revenue generated, these activities also provided Versus with high-profile reference sites for potential sales.

Management believes Versus is well positioned for future growth. The industry is consolidating and Versus' proprietary position is expected to ensure its leadership role. Customers are seeking out the Company's products and services in higher numbers than prior years. New order growth, (net sales adjusted for changes in the year-to-year backlog) excluding the $1,000,000 license fee revenue, in fiscal 2000 was $1,631,000 - an increase of 71% over the new order growth in fiscal 1999. Versus is now ISO 9001 certified - a status that less than 1% of all U.S. businesses can claim. The revolutionary new product - Cordless Nurse Call - was introduced and is ready for a widespread launch. Security products are redeveloped and ready for market launch. Operating costs (excluding cost of revenues) increased 16% while supporting the 17% growth in revenues and the 71% growth in new orders
- a significant accomplishment itself. Gross margins (calculated on product and services revenue only) decreased by 16% compared to fiscal 1999 results. The decrease resulted from planned expenditures on the CNC introduction and the establishment of the Womack reference site, both of which management believes will positively impact future results.

In fiscal 2000, the net loss decreased to $1,162,000 compared to a net loss of $1,413,000 in fiscal 1999. The decrease in net loss was primarily attributed to the $556,000 increase in products and services sales, the $1,000,000 licensing revenue, and the $238,000 income recognized as the cumulative effect of a change in accounting principles, as more fully described in Note 10 to the accompanying consolidated financial statements. The decrease in the net loss was partially offset by lower gross margins and increased operating expenses and interest expense. As indicated above, lower gross margins were primarily attributed to higher costs associated with the CNC introduction and the development of the Womack reference site. Other operating expenses increased due to the higher activity levels whereas interest expense increased reflecting a full year's impact of the debentures issued in the last half of 1999.

Total revenues for fiscal 2000 were $4,853,000 or 47% higher than the fiscal 1999 level of $3,297,000. Infrared products and services revenues were $3,302,000 compared to $2,718,000 in fiscal 1999, a 21% increase. Fiscal 1999 revenues included $826,000 from the Marquette Medical Systems one-time agreement. To truly assess the revenue growth, the Marquette revenue should be factored out of the 1999 results. The resulting calculation indicates the revenue growth from on-going sources is closer to 74%. The growth in new orders, excluding the $1,000,000 license fee revenue, (after adjusting for changes in the backlog) was actually 71%. The reseller network generated $1,694,000 or 51% of fiscal 2000 IR products and services revenues. The balance of IR product and services revenues was generated from direct sales efforts (Canadian and Womack revenues were the largest sources of direct IR sales). Systems Design and Engineering revenues for fiscal 2000 were $551,000 compared to $579,000 in fiscal 1999.

Total cost of revenues as a percentage of product and services revenues (excluding revenues from licensing of intellectual property) for fiscal 2000 increased to 61% from 45% in fiscal 1999. Infrared cost of revenues as a percentage of revenues in fiscal 2000 was 59% compared to 41% in fiscal 1999. The increased cost as a percentage of revenues reflects the introduction of new products and markets that are expected to positively impact future operations. System Design and Engineering cost of revenues as a percentage of revenues was 69% in fiscal 2000 and 66% in fiscal 1999.

Research and development expenditures increased by $185,000 or 30% above fiscal 1999 levels. Fiscal 2000 expenditures were for the development of Cordless Nurse Call, new badges incorporating the ASIC chip, and security applications including Eagle Eye(tm) and Eagle Eye(tm) Direct.

Sales and marketing expenses for fiscal 2000 were $1,563,000 compared to the fiscal 1999 level of $1,368,000. Higher employee and advertising expenses were the result of increased sales and marketing efforts for security and CNC.

Fiscal 2000 general and administrative costs were $1,346,000 compared to $1,201,000 for fiscal 1999. Increased expenses associated with the development of licensing and supply agreements were partially offset by decreased Director compensation expense and lower miscellaneous taxes.

Interest income increased to $93,000 in fiscal 2000 from $56,000 in fiscal 1999 due to higher interest bearing cash balances. Interest expense was $268,000 in fiscal 2000 compared to $83,000 in fiscal 1999 reflecting a full year's impact of the debentures issued in the last half of 1999 and higher interest rates.

For federal income tax purposes, Versus has net operating loss carryforwards as is disclosed in more detail in Note 4 to the accompanying consolidated financial statements. Realization of gross deferred income tax assets at October 31, 2000, is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. By recording a 100% valuation allowance against its gross deferred income tax assets, Versus has not reflected the benefit of net operating loss carryforward amounts or other deferred income tax assets in its consolidated financial statements at October 31, 2000.

In fiscal 1998, Versus grew its sales and developed its IR product in functional and scaleable terms. In fiscal 1999, efforts were concentrated on reducing reliance on single major customers by expanding the customer base, and on developing the ASIC chip. In fiscal 2000 Versus expanded its reseller network by adding seven resellers and launched new products for the security and nurse call markets as revenues grew by 47%, including revenues from licensing of intellectual property (74% on on-going business, as discussed earlier), and new orders increased by 71%. A license agreement was signed in fiscal 2000 with an entity that in prior years was a major competitor of Versus. Negotiations are underway to establish on-going supply and engineering services agreements with this same entity. Discussions aimed at similar arrangements are also underway with other resellers. During the year, Versus achieved ISO 9001 certification and was awarded the Frost and Sullivan Market Engineering Leadership Award for the U.S. Wireless Locating/Tracking Technologies market.

In 2001, Versus expects to build on the foundations it carefully laid in the last three years. The recognition of $1,000,000 in revenue in the fourth quarter from the Hill-Rom licensing transaction caused revenues to significantly increase over amounts reported in previous quarters. Although revenues from similar licensing agreements are not assured, management is exploring ways by which the Company may continue to monitize its intangible assets. Such transactions cannot be expected to occur regularly. However, if and when they do occur, such transactions are likely to give rise to further earnings volatility.

LIQUIDITY AND CAPITAL RESOURCES

In 2000, Versus relied on cash proceeds generated from a private placement of debentures in 1999, which generated net proceeds to Versus of $3 million.

Operations (including working capital) consumed $1,279,000 in cash in fiscal 2000 compared to $817,000 in fiscal 1999. Lower gross margins and increased operating costs (both discussed above) resulted in a higher consumption of working capital. An increase in accounts receivable, attributable to the growth in revenues and new product launches, was partially offset by other favorable operating assets and liabilities changes.

Versus invested $299,000 in property and equipment in each of 2000 and 1999. The largest expenditures were for masks (i.e., tooling) necessary for production of the ASIC chip. Those expenditures were $200,000 and $232,000 in fiscal 2000 and 1999, respectively.

Effective September 1, 2000, Versus entered into a Non-Exclusive Patent License Agreement with Hill-Rom and a Stock Purchase Agreement, Warrant Agreement and Registration Rights Agreement with Hillenbrand. Versus received $2,325,000 ($1,000,000 for the License and $1,325,000 for
2,500,000 shares of common stock and a warrant) as consideration for this transaction. The proceeds from this transaction will be used for working capital.

Versus believes the combination of the October 31, 2000, cash balances remaining and the cash expected to be generated during fiscal 2001 from sales will be sufficient to meet projected cash needs for operations and new product developments over the next twelve months.

SIGNIFICANT LIQUIDITY FACTORS:
                                         October 31
                                      2000        1999
                                    ---------  ---------
Current ratio                         4.6:1       4.6:1
Quick ratio                           4.1:1       3.9:1


SAFE HARBOR PROVISION

This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production, or the future financial performance of Versus. These statements fall within the meaning of forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental, and technological factors affecting Versus' markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing, and other factors described in Part I, Item 1 (13). Versus undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements



             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Versus Technology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Versus Technology, Inc. and subsidiary as of October 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of Versus' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versus Technology, Inc. and subsidiary as of October 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
December 28, 2000




                  VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                       Consolidated Balance Sheets
                        October 31, 2000 and 1999
-----------------------------------------------------------------------
                                                  October 31,
                                             2000              1999
                                           -------------  -------------
Assets (Note 3)

Current Assets
   Cash and cash equivalents               $  2,386,000   $  2,395,000
   Accounts receivable (net of allowance
     for doubtful accounts of $27,000
     and $28,000)                             1,377,000        564,000
   Inventories - purchased parts and
     assemblies                                 324,000        402,000
   Prepaid expenses and other assets            133,000         98,000
                                           -------------  -------------
Total Current Assets                          4,220,000      3,459,000

Property and Equipment
   Machinery, equipment and vehicles            353,000        282,000
   Furniture and fixtures                        67,000         57,000
   Leasehold improvements                       143,000        138,000
   Construction-in-process - tooling            432,000        232,000
                                           -------------  -------------
                                                995,000        709,000
   Less accumulated depreciation                362,000        259,000
                                           -------------  -------------
Net Property and Equipment                      633,000        450,000

Software Development Costs, net of
   accumulated amortization of $313,000
   and $238,000                                 287,000        362,000

Goodwill, net of accumulated
   amortization of $650,000 and $494,000      1,689,000      1,845,000

Patents and Other Intangible Assets,
   net of accumulated amortization of
   $975,000 and $769,000                      1,015,000      1,221,000

Deferred Financing Costs, net of
   accumulated amortization of $30,000 and
   $11,000 (Note 3)                              78,000         97,000
                                           -------------  -------------
                                           $  7,922,000   $  7,434,000
                                           =============  =============

Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                        $    609,000   $    500,000
   Accrued expenses                             296,000        204,000
   Deferred revenue - customer
     advance payments                            12,000         49,000
                                           -------------  -------------
Total Current Liabilities                       917,000        753,000

Long-Term Debt (Note 3)                       3,000,000      3,000,000
                                           -------------  -------------
Total Liabilities                             3,917,000      3,753,000
                                           -------------  -------------

Commitments and Contingencies
   (Notes 5 and 7)

Shareholders' Equity (Notes 3 and 6)
   Common stock, $.01 par value;
     75,000,000 shares authorized;
     42,268,074 and 38,510,671
     shares issued and outstanding              423,000        385,000
   Additional paid-in capital                34,769,000     33,367,000
   Accumulated deficit                      (31,152,000)   (29,990,000)
   Unearned compensation                    (    35,000)   (    81,000)
                                           -------------  -------------
Total Shareholders' Equity                    4,005,000      3,681,000
                                           -------------  -------------
                                           $  7,922,000   $  7,434,000
                                           =============  =============

          See accompanying notes to consolidated financial statements.




                   VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                   Consolidated Statements of Operations
                For the years ended October 31, 2000 and 1999


                                       For the year ended October 31,
                                            2000           1999
                                        -------------  -------------
Revenues
   Products and services                   3,853,000      3,297,000
   Licensing of intellectual property
    (Note 9)                               1,000,000           -
                                        -------------  -------------
                                           4,853,000      3,297,000

Operating Expenses (Note 7)
   Cost of revenues                        2,345,000      1,500,000
   Research and development                  799,000        614,000
   Sales and marketing                     1,563,000      1,368,000
   General and administrative              1,346,000      1,201,000
                                        -------------  -------------
                                           6,053,000      4,683,000
                                        -------------  -------------
Loss From Operations                     ( 1,200,000)   ( 1,386,000)
                                        -------------  -------------

Other Income (Expense)
   Interest income                            93,000         56,000
   Interest expense                      (   268,000)   (    83,000)
   Other, net                            (    25,000)         -
                                        -------------  -------------
                                         (   200,000)   (    27,000)
                                        -------------  -------------
Loss before cumulative effect of
   change in accounting principle        ( 1,400,000)   ( 1,413,000)

Cumulative effect of change in
   accounting principle (Note 10)            238,000           -
                                        -------------  -------------
Net Loss                                $( 1,162,000)  $( 1,413,000)
                                        =============  =============

Basic and Diluted per Share Amounts

Loss before cumulative effect of change
   in accounting principle              $(   .04    )  $(   .04    )
Cumulative effect of change in
   accounting principle (Note 10)            .01              -
                                        -------------  -------------
Basic and Diluted Net Loss Per Share    $(   .03    )  $(   .04    )
                                        =============  =============

       See accompanying notes to consolidated financial statements.





                       VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                   Consolidated Statements of Shareholders' Equity
                    For the years ended October 31, 2000 and 1999

                                                 Additional                Unearned
                                                  Paid-in   Accumulated  Compensation
                              Shares     Amount   Capital     Deficit      (Note 6)    Total
                            ---------- -------- ----------- ------------- --------- -----------
Balance, November 1, 1998   38,362,700 $384,000 $33,249,000 $(28,577,000) $(190,000)$4,866,000

Net shares issued for
  restricted stock bonus
  plan (Note 6)               147,971    1,000      31,000          -      ( 31,000)     1,000
Earned compensation
  relating to restricted
  stock bonus plan
  (Note 6)                      -         -           -             -       140,000    140,000
Directors' compensation
  (Note 6)                      -         -         87,000          -          -        87,000
Net loss                        -         -           -      ( 1,413,000)      -    (1,413,000)
                            ---------- -------- ----------- ------------- --------- -----------
Balance, October 31, 1999   38,510,671  385,000  33,367,000  (29,990,000)  ( 81,000) 3,681,000
Shares and warrants issued
  relating to stock
  purchase and other
  agreements(Note 6)        2,780,000    28,000   1,417,000        -           -     1,445,000
Shares issued under stock
  options and warrants
  (Note 6)                    989,472    10,000     233,000        -           -       243,000
Net shares issued
  (repurchased) for
  restricted stock bonus
  plan (Note 6)            (   12,069)    -    (    10,000)        -        10,000        -
Earned compensation
  relating to restricted
  stock bonus plan
  (Note 6)                      -         -           -            -        36,000      36,000
Directors' compensation
  (Note 10)                     -         -    (   238,000)        -          -     (  238,000)
Net loss                        -         -           -      ( 1,162,000)     -     (1,162,000)
                            ---------- -------- ----------- ------------- ---------- ----------
Balance, October 31, 2000   42,268,074 $423,000 $34,769,000 $(31,152,000) $( 35,000)$4,005,000
                            ========== ======== =========== ============= ========== ==========

                               See accompanying notes to consolidated financial statements.



                  VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
             For the years ended October 31, 2000 and 1999

                                         Year ended October 31,
                                          2000           1999
                                      -------------  -------------
Operating Activities
   Net loss                           $( 1,162,000)  $( 1,413,000)
   Adjustments to reconcile net loss to
     net cash used in operating
       activities:
     Cumulative effect of change in
       accounting principle            (   238,000)          -
     Depreciation                          109,000         86,000
     Amortization of intangibles           456,000        455,000
     Loss on disposal of equipment           7,000           -
     Restricted stock compensation          36,000        140,000
     Directors' compensation                  -            87,000
     Stock issued for services              94,000           -
     Changes in operating assets and
       liabilities:
       Accounts receivable, net        (   813,000)   (    47,000)
       Inventories                          78,000    (   247,000)
       Prepaid expenses and other
          current assets               (    10,000)   (    34,000)
       Accounts payable                    109,000         47,000
       Accrued expenses                     92,000         85,000
       Deferred revenues - customer
         advance payments              (    37,000)        24,000
                                      -------------  -------------
Net cash used in operating activities  ( 1,279,000)   (   817,000)
                                      -------------  -------------
Investing Activities
   Additions to property and
     equipment                         (   299,000)   (   299,000)
                                      -------------  -------------
Net cash used in investing
   activities                          (   299,000)   (   299,000)
                                      -------------  -------------
Financing Activities
   Issuance of long-term debt                 -         3,000,000
   Debt financing costs incurred              -       (   108,000)
   Payments on note payable                   -       (    80,000)
   Sale of common stock                  1,569,000          1,000
                                      -------------  -------------
Net cash provided by financing
   activities                            1,569,000      2,813,000
                                      -------------  -------------
Net Increase (Decrease) in Cash
   and Cash Equivalents               $(     9,000)  $  1,697,000

Cash and Cash Equivalents, at the
   beginning of the year                 2,395,000        698,000

Cash and Cash Equivalents, at the
   end of the year                    $  2,386,000   $  2,395,000
                                      =============  =============

Supplemental Cash Flow Information
   Cash paid during the year for
     Interest                         $    259,000   $     21,000
                                      =============  =============


      See accompanying notes to consolidated financial statements.



                   VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
               For the years ended October 31, 2000 and 1999

1.  Summary of Accounting Policies

Nature of Business

Versus Technology, Inc. (Versus) and its wholly owned subsidiary, Olmsted Engineering Co. (Olmsted), collectively referred to as "Versus" operate in two business segments: data collection and processing; and systems design and engineering. All Versus operations are located in one facility in Traverse City, Michigan.

Data Collection and Processing Segment

Versus develops and markets products using infrared (IR) technology for the health care industry and other markets located throughout North America. Versus' primary products are infrared locating systems, passive data collection systems, radio frequency supervisory systems, asset locating systems, and portal detection systems. These products permit the instantaneous identification and location of people and equipment and can be used to control access, record events associated with those activities, and permit instantaneous two-way communication. Segment revenues also include revenue from the licensing of related intellectual property to third parties.

Systems Design and Engineering Segment

Olmsted writes and maintains complex software programs for the computer-aided design and computer-aided manufacturing (CAD/CAM) industry. It sells its own software underthe ACU*CARV(r) name, resells third-party software, and provides systemssupport services throughout North America. Olmsted receives maintenance and enhancement fees from customers and, in turn, provides technical support and periodic releases. Versus also develops, markets, and integrates cellular products for the security industry.

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

Revenue Recognition

Revenue from infrared (IR) technology sales has historically been recognized when the related goods are shipped and all significant obligations of Versus have been satisfied (i.e., completed contract basis). This method of accounting has been followed because the typical direct sale arrangement is completed in a short period of time and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. Versus departs from the completed-contract method and recognizes revenues and costs on the percentage-of-completion method for contracts not having the features described above. For such contracts, the percentage-of-completion method recognizes the legal and economic results of contract performance on a timelier basis. Under this method, the percent of contract completion is determined by comparison of costs incurred to date to estimated total cost for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts.

Revenue from CAD/CAM and cellular product sales is recognized when the related goods are shipped and all significant obligations of Versus have been satisfied. Revenue from CAD/CAM maintenance and service contracts is recognized pro rata over the life of the individual contracts.
Revenue from programming services is recognized as services are provided.

Revenue from intellectual property licensing arrangements is recognized when all of the following conditions exist: (1) the licensing agreement has been executed, (2) the license period has begun and the licensee can begin its use of the property rights, (3) the fee is fixed or determinable, (4) collection of the license fee is reasonably assured and (5) there are no significant on-going obligations of Versus relating to the licensing arrangement.

Advance payments received from customers are deferred until all revenue recognition criteria are satisfied.

Warranties

Versus generally offers 90-day or one-year warranties, depending on the product. Accordingly, Versus provides, by a current charge to selling expense, an amount it estimates will be needed to cover future warranty obligations for products sold. Total warranty costs were $21,000 and $17,000 in 2000 and 1999, respectively.

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

Goodwill and Amortization

Goodwill, representing the cost in excess of net assets acquired in the August 1996 acquisition of Olmsted, which was accounted for using the purchase method of accounting, is being amortized on a straight-line basis over 15 years. Management periodically reviews goodwill for impairment based upon the projected undiscounted cash flows from operations to which the goodwill relates. Identified impairments are measured based on the projected discounted cash flows related to those operations. Amortization of $156,000 has been recorded for both the years ended October 31, 2000 and 1999.

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

Deferred Financing Costs

In connection with the issuance of the Debentures discussed in Note 3, Versus incurred $108,000 in expenses that were recorded as Deferred Financing Costs. These costs are being amortized on a straight-line basis over five years, the life of the debentures.

Advertising Costs

All advertising costs, amounting to $126,000 and $39,000 for the years ended October 31, 2000 and 1999, respectively, are expensed in the period in which they are incurred.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Basic EPS excludes any dilutive effects of options, warrants and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares described in Note 6) to the extent those shares have not yet been vested. Diluted EPS includes the effects of options, warrants, convertible securities and contingently issuable shares. For 2000 and 1999, Versus has not included the effects of options, warrants, convertible securities and contingently issuable shares of 19,318,206 and 17,447,811 in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted average number of shares outstanding for 2000 and 1999 were 39,030,931 and 38,031,427 respectively, for both basic and diluted EPS calculations.

Cash and Cash Equivalents

Versus considers all investments with original maturities of three months or less to be cash equivalents.

New Accounting Standards

Versus has historically recorded the fair value of stock options issued to its non-employee Directors as compensation expense. This method of accounting complied with the then existing accounting pronouncements and guidance provided by the SEC's staff. In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44). Under FIN 44, stock options issued to Versus' non-employee Directors will receive the same accounting treatment permitted for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby no compensation expense is recorded. Versus adopted FIN 44 in July 2000, as required. See Note 10.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101, as amended, is effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Versus believes that its current revenue recognition policies comply with the provisions of SAB No. 101.

Reclassifications

Certain reclassifications have been made to 1999 balances to conform to classifications used in 2000.

2.  Costs and Estimated Earnings on Uncompleted Contracts

As of October 31, 2000, Versus was in the process of completing various sales and installation contracts. Certain of these contracts are accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings, and billings to date for the uncompleted contracts at October 31, 2000. There were no uncompleted contracts at October 31, 1999.

                                                  October 31,
                                                     2000
                                                 -------------
  Costs incurred on uncompleted contracts         $  17,000
  Estimated earnings                                 12,000
                                                 -------------
                                                     29,000
  Less billings to date                              29,000
                                                 -------------
  Costs and estimated earnings in excess
   of billings                                    $    -
                                                 =============

3.  Long-Term Debt

During fiscal 1999, in private placement transactions, Versus issued $3,000,000 of its Prime Rate Secured Convertible Debentures (Debentures) that are due April 30, 2004. Interest is payable quarterly on the first days of August, November, February, and May. The Debentures bear interest at prime, which was 9.5% and 8.5% at October 31, 2000 and 1999, respectively. Versus may redeem the Debentures at any time, without penalty or premium, after the earlier of (1) October 31, 2001 or (2) when the price of Versus' common stock is quoted at or above $0.50 per share for 14 continuous days, subject to minimum average volume tests being met in the previous 90 days and subject to Versus determining that it is probable that it qualifies to be admitted for quotation on the NASDAQ Small Cap Market.

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

4.  Income Taxes

Deferred income taxes result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The tax effects of temporary differences that give rise to deferred tax assets at October 31, 2000 and 1999 are as follows:

                                        2000           1999
                                    -------------  -------------
     Net operating loss
       carryforwards                $  3,528,000   $  3,392,000
     Receivables - allowance for
       doubtful accounts                   9,000         10,000
     Inventory                            36,000         12,000
     Accumulated depreciation             25,000          5,000
     Intangible assets                    64,000         57,000
     Accruals and reserves                28,000         22,000
     Unearned compensation                42,000        115,000
                                    -------------  -------------
     Gross deferred income tax
       assets                          3,732,000      3,613,000
     Less valuation allowance        ( 3,732,000)   ( 3,613,000)
                                    -------------  -------------
     Net deferred income tax
       assets recorded in the
       consolidated financial
       statements                   $      -       $      -
                                    =============  =============

At October 31, 2000, after consideration of the limitations under the Internal Revenue Code rules relating to change of ownership, Versus had available net operating loss carryforwards for federal income tax reporting purposes of approximately $10,376,000. These net operating loss carryforwards expire as follows, if not previously utilized:
$406,000 in 2001, 2002 and 2003; $218,000 in 2004; $232,000 in 2005;
$218,000 in 2006; $298,000 in 2007; $218,000 in 2008; $237,000 in 2009;
$378,000 in 2010; $2,230,000 in 2011; $1,877,000 in 2012; $1,305,000 in
2018; $1,142,000 in 2019 and $805,000 in 2020.

The above net operating loss carryforward amounts include amounts attributable to Versus' wholly owned subsidiary, Olmsted, which were carried over to the consolidated group as part of the acquisition of Olmsted in August 1996.

Due to the recording of the valuation allowance for deferred income tax assets at October 31, 2000, actual related tax benefits recognized in the future will be reflected as either a reduction of future income tax expense or goodwill related to the acquisition of Olmsted. Those tax benefits will be allocated as follows:

          Income tax benefit that would be
            reported in the consolidated
            statement of operations as a
            reduction of income tax expense      $ 3,486,000
          Recognized as a reduction of
            Goodwill                                 246,000
                                                 ------------
                                                 $ 3,732,000
                                                 ============

Realization of the gross deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109, "Accounting for Income Taxes," which requires that deferred income tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely than not" that some portion or all of the deferred income tax assets will not be realized. Under the provisions of SFAS No. 109, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. While it believes Versus will be profitable in the future, management has concluded that, following the guidance of SFAS No. 109, it is appropriate to record a valuation allowance equal to the total deferred income tax assets at October 31, 2000.

For the years ended October 31, 2000 and 1999, income taxes differed from the amounts computed by applying the federal statutory rate of 34% to losses before income taxes as follows:


                                             2000         1999
                                        ------------  ------------
   Computed "expected" tax benefit      $(  395,000)  $(  480,000)
   Increase in tax resulting from:
     Adjustment to valuation
       allowance for deferred
       income tax assets relating
       to current year losses               313,000       398,000
     Nondeductible expenses                  82,000        82,000
                                        ------------  ------------
                                        $      -      $     -
                                        ============  ============

5.  Commitments and Contingencies

Employment Contract

Versus has an employment agreement with its President, which expires on June 30, 2002. The agreement provides for payment of specified compensation amounts and fringe benefits during the term of the agreement.

6.  Shareholders' Equity

Authorized Common and Preferred Shares

During fiscal 1999, shareholders approved an amendment to Versus' certificate of incorporation to effect a 1-for-10 reverse stock split. No action has been taken to date.

Versus is authorized to issue 15,000,000 shares of preferred stock with a par value of $0.01. No preferred stock has been issued. The rights and privileges to be attributed to the preferred stock will be determined prior to the issuance of any preferred shares.

Stock Issuances

In early fiscal 2000, Versus issued 50,000 shares of common stock to an independent sales agent as prepaid commission. The shares were valued at $0.50 per share and $25,000 was recorded as prepaid commission ($500 credited to common stock and $24,500 to additional paid-in capital) which is being charged to expense as commissions are earned by this agent. These shares are not registered and may not be sold except pursuant to an effective registration, or pursuant to a duly available exemption from such registration requirements. Versus also issued the independent sales agent a non-transferable option to require Versus to repurchase the shares on May 1, 2000 for $0.50 per share. This option expired unexercised.

Effective September 1, 2000, Versus entered into a Stock Purchase
Agreement and a Warrant Agreement with an unrelated investor. Versus received $1,325,000 at the execution of these agreements for which the investor was provided the following:

*  2,500,000 shares of Versus' unregistered common voting shares.
   Versus may be required to register these shares in accordance with the terms of a separate Registration Rights Agreement.

* A warrant exercisable through September 1, 2003, to purchase 2,500,000 shares of Versus' common stock at $0.88 per share, subject to adjustments. The warrant provided for certain adjustments if the closing price of the Company's common stock was less than $0.30 per share for any 20 consecutive trading days between September 1, 2000 and March 1, 2001. Subsequent to October 31, 2000, due to the provisions of this agreement, the warrant was automatically modified to entitle the registered holder to purchase 1,500,000 shares between September 1, 2000 and September 1, 2003 at a purchase price of $0.60 per share and 1,000,000 shares between September 1, 2000 and September 1, 2005 at $0.88 per share.

A total value of $0.53 was assigned to each share of common stock and warrant based upon their estimated fair market values on September 1, 2000. The value of the common stock was determined based on recent trading amounts and the value of the warrants was determined using the Black-Scholes option-pricing model. The total value attributed to the common shares and the warrants served to increase common stock by $25,000 and additional paid-in-capital by $1,300,000.

In September 2000, Versus issued 230,000 shares of unregistered restricted common voting shares to one of its Directors as compensation for the assistance provided by the Director with the execution of the Stock Purchase Agreement and Warrant Agreement discussed above and the Non-Exclusive Patent License Agreement discussed in Note 9. The $94,300 fair market value of the restricted stock was expensed and common stock and additional paid-in capital were increased by $2,300 and $92,000, respectively.

Stock Warrants

At October 31, 2000, Versus has outstanding warrants in the following amounts exercisable through the following dates:

   1. Warrants to purchase 350,036 shares at an exercise price of $0.50, expiring in August 2001, issued to a private placement agent in August 1996.

   2. A warrant to purchase 1,500,000 shares at an exercise price of $0.60 and 1,000,000 shares at $0.88, as discussed above.

During fiscal 2000, proceeds of $149,000 were received upon the exercise of warrants resulting in the issuance of 700,306 common shares.

Stock Options

Versus' 1996 Employee Incentive Stock Option Plan (1996 Employee Plan) grants key employees options to purchase shares of common stock. A total of 2,000,000 shares are authorized for grant under the plan. During 1999 and 1998, options on 544,125 and 418,230 shares, respectively, were granted to key employees. The options may be exercised from one to ten years after the date of grant and fully vest between one and five years after issuance. There were no options granted under the plan during 1997 or 2000. During 1996, an option on 1,000,000 shares was granted to Versus' President. This option is currently exercisable.

During fiscal 1999, the shareholders approved the 1999 Employee Incentive Stock Option Plan (1999 Employee Plan). The terms of the 1999 Employee Plan are the same as the terms of the 1996 Employee Plan except that all Versus personnel may participate. A total of 3,200,000 shares are authorized for grant under the 1999 Employee Plan. During 2000 and 1999, options on 1,016,000 and 132,250 shares, respectively, were granted to employees under this plan.

During 1999, the Board of Directors approved an Executive Officer Profit Sharing and Incentive Compensation Plan (Executive Plan). Under the Executive Plan, which was effective November 1, 1999 and has a three-year term, bonuses will be awarded to executives if certain Versus' financial performance targets are met. The awards will be paid in the form of cash and stock options. To the extent feasible, stock options awarded under the Executive Plan will be issued pursuant to the 1999 Employee Plan.

A summary of activity for Versus' 1999 and 1996 Employee Plans is as follows:


                                     Year ended October 31,
                             2000                          1999
                     ------------------------  ------------------------
                                 Weighted                 Weighted
                                 average                   average
                                 exercise                  exercise
                       Shares      price         Shares      price
                     ------------------------  ------------------------
Options outstanding,
beginning of year     2,086,215   $0.413        1,418,230   $0.446
Granted               1,016,000    0.217          676,375    0.343
Exercised            (    1,666)   0.170             -          -
Expired/terminated   (   53,444)   0.134       (    8,390)   0.170
                     ------------------------  ------------------------
Options outstanding,
end of year           3,047,105   $0.352        2,086,215   $0.413
                     ========================  ========================
Options exercisable,
end of year           1,539,230   $0.409        1,156,530   $0.463
                     ========================  ========================
Options available for
grant, end of year    2,151,229                 3,113,785
                     ===========               ===========


Versus has issued additional stock options under various agreements over the past several years. During 1999, under a separate agreement, Versus issued an option on 175,000 shares to a former executive of Versus. The option included an exercise price of $0.45 and a five-year vesting period. During 2000, this option was terminated when the former executive left the employment of Versus. The former executive exercised the right to purchase 35,000 shares that had vested prior to his departure. Under an agreement with a former employee in a prior year Versus issued an option expiring in 2001, to purchase a total of 100,000 shares at $0.50 per share. This option was exercisable at October 31, 2000. An option issued to a former employee to purchase 100,000 shares at $0.50 per share expired in 2000.

During 2000, under separate agreements, options on 429,500 shares were awarded to Versus' Directors. Of the total, 385,500 shares were awarded to non-employee Directors and an option granted on 44,000 shares to an employee Director. The options were awarded for services rendered, become exercisable and vest one year after date of grant, and may be exercised up to five years from date of grant. Included in these options, an option on 33,500 shares was issued to a non-employee Director for certain earnings targets that were achieved.

During 1999, under separate agreements, options on 328,000 shares were awarded to Versus' Directors. Of the total, options on 292,000 shares were awarded to non-employee Directors and an option on 36,000 shares to an employee Director. The options were awarded for services rendered, are exercisable and vested, and may be exercised up to five years from date of grant.

A summary of the Director stock options is as follows:

                                    Year ended October 31,
                             2000                        1999
                     ------------------------  ------------------------
                                  Weighted                  Weighted
                                  average                   average
                                  exercise                  exercise
                       Shares      price         Shares      price
                     ------------------------  ------------------------
Options outstanding,
beginning of year      883,000     $0.440       628,000     $0.592
Granted                429,500      0.473       328,000      0.165
Exercised            ( 252,500)     0.265          -           -
Expired/terminated        -           -        ( 73,000)     0.515
                     ------------------------  ------------------------
Options outstanding,
end of year          1,060,000     $0.495       883,000     $0.440
                     ========================  ========================
Options exercisable,
end of year            664,000     $0.492       555,000     $0.603
                     ========================  ========================

For 1999, in accordance with then existing accounting pronouncements, compensation cost of $87,000 was recognized relating to the non-employee Director stock option awards based on the weighted average estimated fair value per option of $0.11 at the dates of grant. Refer to Note 10 regarding the 2000 change in accounting for options granted to non-employee Directors.

The following summarizes information regarding options outstanding at October 31, 2000, under the 1999 and 1996 Employee Plans and Director option agreements:

                                 Options Outstanding                 Options Exercisable
                 --------------------------------------------------  --------------------
                                             Weighted
                                              average     Weighted               Weighted
                  Range of       Number      remaining     average     Number    average
                  exercise     outstanding  contractual   exercise  exercisable  exercise
                   prices      at 10/31/00  term (Years)    price    10/31/00      price
                 --------------------------------------------------  --------------------
1999 and 1996
Employee Plans   $0.117-0.210    663,500        8.9        $0.133      35,625      $0.177
                  0.325-0.401  1,980,000        7.3         0.369   1,100,000       0.377
                        0.629    403,605        7.5         0.629     403,605       0.629
                               ----------                           ----------
                               3,047,105                            1,539,230
                               ==========                           ==========
Director
Options                $0.165    182,000        3.5        $0.165     182,000      $0.165
                  0.500-0.515    778,000        3.6         0.504     382,000       0.507
                        1.031    100,000        2.0         1.031     100,000       1.031
                               ----------                           ----------
                               1,060,000                              664,000
                               ==========                           ==========

Historically, Versus has followed the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," relating to its employee stock option plans. In 2000, in conjunction with the issuance of FIN 44 (see Note 10), Versus adopted the disclosure-only provisions of SFAS No. 123 for options issued to non-employee Directors. Accordingly, no compensation expense has been recognized relating to Versus' employee stock option plans in 2000 and 1999 and for options issued to non-employee Directors in 2000. Through October 31, 1999, compensation cost had been recognized relating to Versus' non-employee Director stock options, as discussed above. Had compensation cost for Versus' employee stock options and non-employee Director options been determined based on their fair values at the grant dates for awards under the plans consistent with the provisions of SFAS No. 123, Versus' net loss and net loss per share would have been reduced to the pro forma amounts indicated below:


                                              2000          1999
                                        -------------  -------------
     Net loss - as reported             $  1,162,000   $  1,413,000
     Net loss - pro forma                  1,335,000      1,646,000

     Net loss per share - as reported         0.03           0.04
     Net loss per share - pro forma           0.03           0.04
                                        =============  =============

The weighted average fair value per option at the date of grant for options granted under Versus' 1999 and 1996 Employee Plans during 2000 and 1999 was $0.19 and $0.29, respectively. The weighted average fair value per option at the date of grant for options granted under separate agreements to Versus' Directors during 2000 and 1999 was $0.449 and $0.11, respectively. The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   Director
                           Employee Plans         Agreements
                        --------------------  --------------------
                           2000      1999        2000      1999
                        ---------  ---------  ---------  ---------
Dividend yield            0.00%     0.00%       0.00%      0.00%
Expected volatility      91.99%    79.99%     105.23%     83.85%
Risk-free interest rate   5.75%     5.15%       6.18%      5.22%
Expected life in years     10        10           5          5
                        =========  =========  =========  =========

Restricted Stock Bonus Plan

Versus has established the 1996 Incentive Restricted Stock Bonus Plan and reserved 500,000 common shares for issuance under the plan.

Under the terms of the plan, any employee of Versus or any subsidiary, except the President and Directors, are eligible to receive an allocation of bonus shares. Allocations of bonus shares are recommended by the President and approved and adjusted, if necessary, by the Board of Directors. Within 15 days of the allocation, the employee shall, if he or she desires to accept the allocation, pay to Versus an amount equal to the par value of the allocated bonus shares.

Upon issuance of bonus shares to the employee, he or she will have all the rights of a shareholder with respect to such shares, including the right to vote them and to receive all dividends and other related distributions. Bonus shares may not, however, be sold, exchanged, transferred, pledged, hypothecated, or otherwise disposed of within three years after the date of issuance unless they are first offered by written notice back to Versus. If a recipient's employment is terminated for any reason during the three-year period, the termination will be deemed as an offer to Versus to repurchase the shares at par value as follows: 100% if termination occurs within one year from date of issuance, 75% if termination occurs within two years, and 50% if the termination occurs within three years.

The difference between the market value and the sales price ($0.01 per share) of the shares is recorded as unearned compensation and presented as a separate component of shareholders' equity. Unearned compensation is considered earned and is amortized to expense over the three-year vesting period. During 2000 and 1999, respectively, 36,000 and 169,375 shares were issued and 48,069 and 21,404 shares were repurchased upon termination of participating employees. Earned compensation amounted to $36,000 and $140,000 for the years ended October 31, 2000 and 1999, respectively. When shares are repurchased, Versus eliminates the remaining unearned compensation related to the restricted shares, reverses the amortization that was previously recorded as compensation expense, reduces the common shares outstanding and the carrying amount of shares outstanding by the number of shares repurchased and the par value of such shares, respectively. The difference between the amount paid to repurchase the shares and the par value of such shares is recorded as a reduction to additional paid-in capital.

7.  Related Party Transactions

Versus and Olmsted lease their principal operating facilities from an entity which is beneficially owned by Versus' President. Versus and Olmsted have entered into separate five-year lease agreements, expiring in 2001, calling for aggregate annual rents of $111,000, increasing 4% annually after the first year. The parties are currently in discussions intended to renew the leases on similar terms. Versus and Olmsted have made combined nonrefundable contributions to leasehold improvements amounting to $143,000, in accordance with terms of the lease agreements. Rent expense for the years ended October 31, 2000 and 1999 amounted to $127,000 and $122,000, respectively.

8.  Employee Benefit Plan

Versus maintains a 401(k) plan for all of its employees. Under the plan, Versus contributes $0.50 for each dollar contributed by an employee (subject to Internal Revenue Code limitations) to a retirement savings account in any year. Versus' contributions are limited to a maximum of 3% of the employee's direct compensation for that year. Participants are fully vested in the 401(k) plan at all times for those amounts attributable to their own contributions and vest over a six-year period for Versus' contributions. Versus' contributions to the plan were $36,000 and $24,000 for the years ended October 31, 2000 and 1999, respectively.

9.  Licensing of Patent Rights

In conjunction with the stock purchase and warrant agreements entered into effective September 1, 2000, as discussed in Note 6, Versus also entered into a Non-Exclusive Patent License Agreement (Agreement) with the same investor. Under the terms of the Agreement, Versus licensed certain patent rights to the licensee, whereby the licensee has the non-exclusive, irrevocable, fully paid-up and royalty-free perpetual right and license to make, have made for it, use, sell, and import certain products related to the healthcare field. The term of the Agreement extends until the expiration of the last-to-expire of the related patent rights. In consideration of the license grant, the licensee paid to Versus a one-time lump sum payment of $1,000,000. In accordance with SAB No. 101, and Versus' accounting policy relating to the licensing of intellectual property, as described in Note 1, the entire license fee was recorded as revenue during the year ended October 31, 2000.

10.  Cumulative Effect of Change in Accounting Principle

In accordance with then existing accounting pronouncements and guidance provided by the SEC staff, Versus had historically recorded the fair value of options issued to non-employee Directors as compensation expense.

Versus adopted FIN 44 in July 2000, retroactively to November 1, 1999, as required. Under FIN 44, stock options issued to Versus' non-employee Directors will receive the same accounting treatment permitted for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby no compensation expense is recorded. The adoption of FIN 44 resulted in a $238,000 cumulative adjustment for the total expense recorded in prior years, through October 31, 1999, relating to non-employee Director options. This adjustment, effectively recorded as of November 1, 1999, is included in income (reduction of loss) for the year ended October 31, 2000.

The adoption of FIN 44 also resulted in a $238,000 decrease to additional paid-in capital. Had Versus previously been permitted to account for stock options issued to its non-employee Directors in accordance with FIN 44, the pro forma operating results would have been as follows:


                            Year ended October 31, 1999
                    --------------------------------------------
                                                   Basic and
                    Loss from                      diluted loss
                    operations       Net loss        per share
                    --------------------------------------------
Original balances
  reported         $( 1,386,000)  $( 1,413,000)     $ (0.04)
Reverse fiscal 1999
  Director option
  expense                87,000         87,000          .01
                    --------------------------------------------
                   $( 1,299,000)  $( 1,326,000)     $ (0.03)
                   =============================================

11.  Business Segment Information and Major Customers

Versus evaluates performance and allocates resources based on pretax segment gross margins. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in Note 1, except that only direct costs are included in the computation of segment gross margin for purposes of evaluating segment performance (i.e., indirect costs, such as manufacturing overhead and depreciation and amortization, are excluded from this segment gross margin computation). All assets, other than cash and deferred financing costs, are attributed to each segment based on specific identification. Cash and deferred financing costs are not viewed as attributable to a particular segment. Cash is treated as available for use by both segments, as needed. Deferred financing costs, incurred in obtaining an additional source of cash, are likewise not allocable to a particular segment.


                                                2000          1999
                                           -------------  -------------
Revenues
   Data collection and processing          $  4,302,000   $  2,718,000
   Systems design and engineering               551,000        579,000
                                           -------------  -------------
   Consolidated total revenues             $  4,853,000   $  3,297,000
                                           =============  =============
Cost of Revenues
   Direct Costs
     Data collection and processing        $( 1,484,000)  $(   740,000)
     Systems design and engineering         (   338,000)   (   326,000)
                                           -------------  -------------
   Total segment direct cost of revenues    ( 1,822,000)   ( 1,066,000)

   Indirect costs:
     Depreciation and amortization          (   306,000)   (   299,000)
     Lease expense                          (    33,000)   (    33,000)
     Insurance expense                      (    23,000)   (    22,000)
     Warranty expense                       (    21,000)   (    17,000)
     Other                                  (   140,000)   (    46,000)
                                           -------------  -------------
   Consolidated total cost of
     revenues                              $( 2,345,000)  $( 1,483,000)
                                           =============  =============
Segment Direct Gross Margin
   Data collection and processing          $  2,818,000   $  1,978,000
   Systems design and engineering               213,000        253,000
                                           -------------  -------------
   Total segment direct gross margin       $  3,031,000   $  2,231,000
                                           =============  =============

Assets
   Data collection and processing          $  5,035,000   $  4,370,000
   Systems design and engineering               423,000        572,000
                                           -------------  -------------
   Total segment assets                       5,458,000      4,942,000
   Cash and net deferred financing
     costs                                    2,464,000      2,492,000
                                           -------------  -------------
   Consolidated total assets               $  7,922,000   $  7,434,000
                                           =============  =============

Capital Expenditures
   Data collection and processing          $    299,000   $    298,000
   Systems design and engineering                  -             1,000
                                           -------------  -------------
   Consolidated capital
     expenditures                          $    299,000   $    299,000
                                           =============  =============

Revenues in excess of 10% of Versus' total revenues were attributable to sales to four and three major customers for the years ended October 31, 2000 and 1999, respectively. These individual customers accounted for revenues of approximately $1,000,000 (21%), $700,000 (14%), $691,000
(14%) and $530,000 (11%) in fiscal 2000 and $826,000 (25%), $467,000
(14%) and $370,000 (11%) in fiscal year 1999. These revenues were all related to the data collection and processing segment.


Reportable Geographic Information

                                      2000         1999
                                 ------------  ------------
     Revenues
       United States             $ 4,315,000   $ 3,246,000
       Canada                        538,000        51,000
                                 ------------  ------------
                                 $ 4,853,000   $ 3,297,000
                                 ============  ============

Revenues are attributable to countries based on the location of the reseller for products sold by resellers and by location of the customer if the products are sold directly by Versus.

All long-lived assets of Versus are located in the United States.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Management       Age        Position(s) with the Company
--------------------  ------  -----------------------------------------
Gary T. Gaisser         49     Director, President and Chief Executive
                               Officer
Julian C. Schroeder     53     Director
David L. Gray           52     Director
James D. Ross, Esq.     52     Director
Henry J. Tenarvitz      48     Chief Operating Officer
Robert Butler           53     Controller, Chief Accounting Officer and
                               Corporate Secretary

Gary T. Gaisser has served as President and Chief Executive Officer of Versus since January, 1995, and has served as a Director of Versus since April, 1995.

Julian Schroeder has served as a Director of Versus since August 1994. Since May, 2000, Mr. Schroeder has been a principal and founding partner of Credit Renaissance Partners, LLC, a firm engaged in investment management. From March 1997 through April 2000, Mr. Schroeder served as the director of International Fixed Income Research at Schroder & Co., Inc., a registered broker-dealer. From 1989 through March 1997, Mr. Schroeder held various positions in research and corporate finance at BDS Securities (and the predecessor firm), a registered broker-dealer, and from 1995 through March, 1997 served as the firm's President.

David L. Gray, CPA, has served as a Director of Versus since April, 1998. He is President and Director of Tortola Enterprises, Inc., a management-consulting firm, and has served in this position since 1986. In this position, he serves as an advisor to boards of directors and executive management of a spectrum of operating businesses, both domestic and international. He previously served as President of Sara Lee Bakery Company and as President and CEO of Chef Pierre, Inc. Mr. Gray also serves as a member of the board of directors for a number of business enterprises and non-profit organizations, including Gordon Food Service, Inc.

James D. Ross, Esq. has served as a Director of Versus since April, 1999. He is currently in the practice of law at Goldberg and Simpson of Louisville, Kentucky and is licensed in Kentucky and Michigan. Prior to that and since 1998 he was affiliated with Financial Investment Management Group, (Traverse City, Michigan). From 1995 to 1998 Mr. Ross was Executive Vice President of Aegon, USA. Mr. Ross also serves as a member of the board of directors for a number of business enterprises and non-profit organizations.

Henry J. Tenarvitz has served as Chief Operating Officer of Versus since November 1999 and Executive Vice President of Operations since September 1996. Prior to that, and for more than five years, he served in a series of positions of increasing responsibility with Olmsted.

Robert Butler has served as Controller and Chief Accounting Officer of Versus since April 1997 and as Corporate Secretary since October 2000. He previously served as District Controller with Allied Waste Industries, Inc. from August 1996 to April 1997. From June 1994 until August 1996, he served as Operations and Marketing Manager for City Environmental Services of Northern Michigan.

Each director serves an annual term of office until the next annual meeting of shareholders.

Based solely upon a review of Forms 3 and 4 furnished to Versus pursuant to Rule 16a-3(e) and written statements from directors and executive officers that no report on Form 5 is due, the following table summarizes reports not filed on a timely basis:

    Reporting                             Late         Late
      Person             Title           Reports    Transactions
------------------  -----------------  ----------  --------------
Sam Davis            Director              1            1
James D. Ross        Director              1            1
Henry J. Tenarvitz   Executive Officer     1            2
Robert Butler        Executive Officer     1            2

The company maintains a reporting mechanism that generally avoids late report situations. In two of the above cases the individuals involved were traveling and the required reports were filed upon their return.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to the designated Executive Officers of Versus during the fiscal years ended October 31, 2000, 1999, and 1998.

                          SUMMARY COMPENSATION TABLE
                               Annual
                            Compensation        Long-Term Compensation
                    --------------------------- ------------------------
Name and                                         Securities
Principal   Fiscal  Salary   Bonus  Other Annual Underlying  All Other
Position     Year                   Compensation  Options   Compensation
------------------------------------------------ -----------------------
Gary T.
Gaisser,
President,
CEO and
Director     2000   $178,354 $62,500                 269,000   $4,802(2)

Gary T.
Gaisser      1999   $161,959                          36,000   $3,644(2)

Gary T.
Gaisser      1998   $147,290            $9,690 (1)    36,000   $3,727(2)

Henry
Tenarvitz,
COO          2000   $ 83,231 $25,000                 155,000   $2,647(3)

Henry
Tenarvitz    1999   $ 77,992 $ 1,200                 250,000   $2,137(3)

Henry
Tenarvitz    1998   $ 62,445 $   500                 108,580   $1,526(3)


(1) Represents the fair market value of common stock received as compensation for serving as a Director. Fifteen thousand shares were granted October 31, 1997, representing service dates of May 9, 1997, through April 24, 1998.

(2) Represents Versus' contribution to Mr. Gaisser's 401(k) account pursuant to Versus' 401(k) Profit Sharing Plan.

(3) Represents Versus' contribution to Mr. Tenarvitz's 401(k) account pursuant to Versus' 401(k) Profit Sharing Plan.

Options

The following table sets forth the status and value of stock options granted to the designated Executive Officers during the fiscal year ended October 31, 2000:


                         % of Total
              Number of     Option
               Shares     Granted to
Name and     Underlying    Employees                          Exercise
Position       Option      In Year    Exercisable  Expiration   Price
-----------------------------------------------------------------------
Gary T.
Gaisser, CEO   225,000      22.1%         (1)       09-08-10    $0.325

Gary T.
Gaisser         44,000      (2)        04-14-01     04-14-05    $0.500

Henry J.
Tenarvitz, COO  80,000      7.9%          (1)       09-08-10    $0.325

Henry J.
Tenarvitz       75,000      7.4%          (3)       11-15-09    $0.117


(1) Twenty percent of the option becomes exercisable on September 8, 2001, and 20% on each succeeding anniversary thereafter.

(2) Option granted to Mr. Gaisser for Director services.

(3) Twenty percent of the option became exercisable on November 15, 2000, and 20% will become exercisable on each succeeding anniversary thereafter.

No options were exercised by any Executive Officer in fiscal 2000.

The following table sets forth the status and value of stock options held by the designated Executive Officers at October 31, 2000:

          Number of                                 Value of
           Shares    Exercisable                     Option
Name and  Underlying     at                Exercise    at     Exercise
Position    Option    10/31/00  Expiration  Price    10/31/00   Price
-------------------------------------------------------------------------
Gary T.
Gaisser,
CEO         225,000       -      09-08-10    $0.325       -      $0.325

Gary, T.
Gaisser     44,000        -      04-14-05    $0.500       -      $0.500

Gary, T.
Gaisser     36,000      36,000   04-23-04    $0.165   $  3,420     -

Gary, T.
Gaisser     36,000      36,000   04-24-03    $0.515       -        -

Gary, T.
Gaisser   1,000,000  1,000,000   06-04-06    $0.375       -        -

Henry J.
Tenarvitz,
COO          80,000      -       09-08-10    $0.325       -      $0.325

Henry J.
Tenarvitz    75,000      -       11-15-09    $0.117    $10,725   $0.117

Henry J.
Tenarvitz   250,000    50,000    12-04-08    $0.401       -        -

Henry J.
Tenarvitz   108,580   108,580    04-23-08    $0.629       -        -


No options were exercised by any executive officer in fiscal 2000.

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

The Employment Agreement may be terminated by Versus for "just cause," which is defined as "willful misconduct, embezzlement, conviction of a felony, habitual drunkenness, or excessive absenteeism not related to illness." The Employment Agreement provides that if Mr. Gaisser is not elected or appointed as President and Chief Executive Officer or as a member of the Board of Directors, is removed from any such office, the ownership and control of Versus changes, or if the principal place of the business is changed to a location more than 20 miles from Traverse City, Michigan without Mr. Gaisser's consent, then Mr. Gaisser may give notice of termination, effective at the end of the month in which notice is given. In addition, if Mr. Gaisser concludes that because of changes in the composition in the Board of Directors or material changes in its policies because of other events or occurrences of material fact, he feels he can no longer properly and effectively discharge his responsibilities, then Mr. Gaisser may resign from his position upon the giving of sixty (60) days' prior written notice. In each case, such resignation shall be deemed constructive termination of Mr. Gaisser's employment by Versus, and Mr. Gaisser shall be entitled to payment of the remaining amounts payable to him under the Employment Agreement without any requirement of mitigation of damages.

Except in the event of constructive termination during the term of the Employment Agreement and for two years thereafter, Mr. Gaisser has agreed not to compete with Versus. Upon any termination, Mr. Gaisser has agreed not to disclose Versus' confidential information or to solicit any employee of Versus for a two-year period.

Compensation of Directors

Effective April 14, 2000, each outside Director was awarded an option to purchase 88,000 shares of Versus' Common Stock for service on the Board from April 14, 2000 through April 14, 2001. Inside Directors were awarded an option to purchase 44,000 shares. The options vest and become exercisable on April 14, 2001. The exercise price for all such options is $0.50 per share, the fair market value of the Common Stock upon the date of grant.

Effective April 14, 2000, Mr. Samuel Davis, a former Director, was awarded an option to purchase 33,500 shares of Versus' Common Stock for performance targets achieved related to his service on the Board. The option was exercised at a price of $0.155 per share, on October 17, 2000.

In September 2000, Versus issued 230,000 shares of unregistered restricted common voting shares to David L. Gray as compensation for the assistance provided by the Director with the execution of the Stock Purchase Agreement and Warrant Agreement discussed above and the Non-Exclusive Patent License Agreement discussed in Note 9. The $94,300 fair market value of the restricted stock was expensed and common stock and additional paid-in capital were increased by $2,300 and $92,000 respectively.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as to the Common Stock beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) by any person who, as of January 18, 2001, to the knowledge of the Board of Directors of Versus, owned beneficially more than 5% of the outstanding Common Stock of Versus (to date, Versus has not issued any shares of Preferred Stock):

Name and Address of        Amount and Nature of   Percentage of Class
Beneficial Owner           Beneficial Ownership       Oustanding
----------------------------------------------------------------------
Gary T. Gaisser
c/o Versus Technology,
Inc.
2600 Miller Creek Road
Traverse City, MI 49684        6,917,875 (1)             16.3%

David L. Gray
c/o Versus Technology,
Inc.
2600 Miller Creek Road
Traverse City, MI 49684        6,426,000 (2)             13.3%

Hillenbrand Industries,Inc.
700 State Route 46 East
Batesville, Indiana 47006      5,000,000 (3)             10.6%

William Harris
Investors
2 North LaSalle Street,
Suite 400
Chicago, IL 60602              3,470,000 (4)              8.2%

Financial & Investment
Management Group, Ltd.
417 St. Joseph Street
PO Box 40
Suttons Bay, MI 49682          2,612,188 (5)              6.2%


(1) This total includes 1,072,000 shares that are currently acquirable by Mr. Gaisser upon exercise of outstanding options issued by Versus.

(2) Of these shares, 6,000,000 are acquirable on conversion of debentures held by a limited liability company of which Mr. Gray is the Managing Director and 146,000 are currently acquirable by Mr. Gray upon exercise of outstanding options issued by Versus.

(3) This total includes 2,500,000 shares that are currently acquirable by Hillenbrand Industries, Inc. upon exercise of an outstanding warrant issued by Versus.

(4) As reported on Schedule 13G/A filed February 14, 2000.

(5)  As reported on Schedule 13G filed January 31, 2000.

Security Ownership of Management

The following table sets forth as of January 17, 2001, the beneficial ownership of Versus' Common Stock by all Directors, nominees and named Executive Officers of and by all the Directors, nominees and Executive Officers of Versus as a group:

                                      Amount and Nature    Percentage
Name of Beneficial  Position(s) with   of beneficial        Of Class
    Owner            the Company (1)    Ownership (1)      Oustanding
----------------------------------------------------------------------
Gary T. Gaisser     President, Chief
                    Executive Officer,
                    and Director        6,917,875(2)          16.3%

David L. Gray       Director            6,426,000(3)          13.3%

Julian C.
Schroeder           Director              769,334              1.8%

James D. Ross, Esq. Director              458,000(4)           1.1%

All Executive
Officers and
directors as a
group (6 persons)                      15,149,769(5)          30.3%


(1) Each Director has sole voting and investment power as to all shares reflected as beneficially owned by him, except as otherwise noted. Messrs. Gaisser, Schroeder, Gray and Ross are all of the Company's present Directors.

(2) This total includes 1,072,000 shares that are currently acquirable by Mr. Gaisser upon exercise of outstanding options issued by Versus.

(3) This total includes 146,000 shares that are currently acquirable by Mr. Gray upon exercise of outstanding options issued by Versus and 6,000,000 shares currently acquirable on conversion of outstanding debentures held by a limited liability company of which Mr. Gray is the Managing Director.

(4) This total includes 73,000 shares currently acquirable by Mr.
    Ross upon the exercise of outstanding options issued by Versus.

(5) This total includes 7,692,485 shares acquirable currently or within sixty days under outstanding warrants, options and convertible debentures.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December, 1996, Versus moved its principal operating facilities to a building that is owned by Traverse Software Investment, LLC (TSI), a limited liability company controlled by Gary T. Gaisser, the President, Chief Executive Officer and a Director of Versus. Versus and Olmsted are obligated under two separate five-year lease agreements, which initially required aggregate total annual rents of $111,000, increasing 4% annually after the first year.

Between May 31, 1999, and August 18, 1999, Versus issued $3,000,000 in Prime Rate Secured Convertible Debentures, due April 30, 2004. Of the total debentures issued, $1,500,000 were purchased by a limited liability company, of which Mr. David L. Gray, a Director of Versus is the managing member.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

    (1) Financial statements included in Part II Item 7, of this report.
    (2) Exhibits included in the Exhibit Index on Page 57.

(b)  There were no reports on Form 8-K during the fourth fiscal quarter.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS TECHNOLOGY, INC.

By: /s/ Robert Butler                        By: /s/ Gary T. Gaisser
    -------------------                          --------------------
    Robert Butler                                Gary T. Gaisser
    Controller and Chief                         President and Chief
    Accounting Officer                           Executive Officer
    (Principal Accounting                        (Principal Executive
    Officer)                                     Officer)

Dated:  January 26, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gary T. Gaisser                  January 26, 2001
-----------------------
Gary T. Gaisser
Director

/s/ Julian C. Schroeder              January 26, 2001
-----------------------
Julian C. Schroeder
Director

/s/ David L. Gray                    January 26, 2001
-----------------------
David L. Gray
Director

/s/ James D. Ross, Esq.              January 26, 2001
-----------------------
James D. Ross
Director




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

3(b) By-laws (Incorporated by reference to Exhibit 3 (b) of the Company's Form 10-KSB for the year ended October 31, 1995)

4(a) Form of Versus Technology, Inc. Prime Rate Secured Convertible Debenture (Incorporated by reference to Exhibit 4(k) of the Company's Form 10-QSB for the quarter ended April 30, 1999)

4(b) Stock Purchase Agreement between Versus Technology, Inc. and Hillenbrand Industries, Inc. (Incorporated by reference to
          Exhibit 4(b) of the Company's Form 10-QSB for the quarter ended July 31, 2000)

4(c)      Warrant Agreement between Versus Technology, Inc. and
          Hillenbrand Industries, Inc. (Incorporated by reference to
          Exhibit 4(c) of the Company's Form 10-QSB for the quarter ended July 31, 2000)

10(a) 1996 Incentive Restricted Stock Bonus Plan (Incorporated by reference to Exhibit 4(a) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(b) 1996 Employee Incentive Stock Option Plan (Incorporated by reference to the Company's 1996 Proxy Statement)

10(c) Employee Incentive Stock Option Plan (Incorporated by reference to the Company's 1999 Proxy Statement)

10(d) Lease Agreement between Versus Technology, Inc. and Traverse Software Investment, LLC (Incorporated by reference to Exhibit 10(a) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(e) Lease Agreement between Olmsted Engineering, Co. and Traverse Software Investment, LLC (Incorporated by reference to Exhibit 10(b) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(f) Employment Agreement with Gary T. Gaisser (Incorporated by reference to Exhibit 10(d) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(g) Stock Option Agreement with Gary T. Gaisser (Incorporated by reference to Exhibit 4(b) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(h) Agreement with Precision Tracking FM, Inc. ("The License Agreement") effective January 31, 1997 (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 18, 1997)

10(i) Stock Option Agreement with Samuel Davis - for Director services (Incorporated by reference to Exhibit 4(d) of the Company's Form 10-KSB for the year ended October 31, 1997)

10(j) Stock Option Agreement with Samuel Davis - for Chairman of the Board services (Incorporated by reference to Exhibit 4(j) of the Company's Form 10-KSB for the year ended October 31, 1998)

10(k) Form of Stock Option Agreement with Gary T. Gaisser, Julian C. Schroeder, David L. Gray and Samuel Davis - for Director services for the one-year period commencing April 24, 1998 (Incorporated by reference to Exhibit 10(k) of the Company's Form 10-KSB for the year ended October 31, 1999)

10(l) Form of Stock Option Agreement with Gary T. Gaisser, Julian C. Schroeder, David L. Gray, Samuel Davis and James D. Ross - for Director services for the one-year period commencing April 23, 1999 (Incorporated by reference to Exhibit 10(l) of the Company's Form 10-KSB for the year ended October 31, 1999)

10(m)     Registration Rights Agreement (Incorporated by reference to
          Exhibit 4(l) of the Company's Form 10-QSB for the quarter ended April 30, 1999)

10(n) Form of 1999 Executive Officer Profit Sharing and Incentive Compensation Plan for Gary T. Gaisser, Henry J. Tenarvitz, Robert Butler and Andrea Beadle (Incorporated by reference to
          Exhibit 10(n) of the Company's Form 10-KSB for the year ended October 31, 1999)

10(o)     Non-Exclusive Patent License Agreement between Versus
          Technology, Inc. and Hill-Rom Services, Inc. (Incorporated by reference to Exhibit 10(o) of the Company's Form 10-QSB for the quarter ended July 31, 2000)

10(p) Registration Rights Agreement between Versus Technology, Inc. and Hillenbrand Industries, Inc. (Incorporated by reference to Exhibit 4(d) of the Company's Form 10-QSB for the quarter ended July 31, 2000)

10(q) Form of Stock Option Agreement with Gary T. Gaisser, Julian C. Schroeder, David L. Gray, Samuel Davis and James D. Ross - for Director services for the one-year period commencing April 14, 2000

10(r) Stock Option Agreement with Samuel Davis - for Director services dated effective April 14, 2000

21        Subsidiary of the Registrant

28(a)     Press Release - Sam Davis Resigns From Board of Versus
          Technology, Inc.

28(b)     Press Release - Versus Technology, Inc. Awarded Frost &
          Sullivan's Market Engineering Leadership Award
28(c)     Versus Technology Announces Record Results




                                                         Exhibit 10(q)
                   NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April 14, 2000 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and ____________________, a current non-employee ("outside") member of the Board of Directors of the Corporation (hereinafter "Director").
                             WITNESSETH:
The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $0.01 par value, to provide the Director with incentive compensation for his service on the Board of Directors of the Corporation. This Non-Qualified Stock Option Agreement (this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board") on April 14, 2000.

In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:

1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of ______ shares of Corporation common stock on the terms and conditions herein set forth. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2. Price.   The purchase price of the shares of Corporation common stock covered by the Option shall be $.50 per share, which price is not less than the fair market value of the Corporation common stock on the effective date hereof.
3. Time of Exercise.   The term of the Option shall be for a period of
five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement, or except as may be approved by the Board subsequent to the effective date of this Agreement.
4. No Transfer.   The Option shall not be transferable by the Director
otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director.
The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 14, 2001, this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever, except as may otherwise be provided by the Board subsequent to the effective date of this Agreement. In the event the Director ceases to serve as a member of the Board because of the Director's death or disability prior to April 14, 2001, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability. Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 14, 2001, whichever period of time is longer.
6. Anti-Dilution Adjustments. In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the Option.
7. Corporate Transactions. Notwithstanding the provisions of Paragraph 6, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of
1986, as amended, occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
8. No Agreement for Continued Service. This Agreement does not confer upon the Director any right to continue as a member of the Board of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the Director to resign, at any time. In the event the Director resigns from the Board prior to April 14, 2001, the Board in its discretion may permit the Option to become exercisable concurrently with the effective time of such resignation.
9. Restrictions. The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares. The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the Corporation at its principal executive offices, attention of the Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares. Such written notice shall:
(a) state the election to exercise the Option and the number of shares in respect of which it is being exercised;
(b) be accompanied by a tender of payment of the purchase price therefor, and
(c) be signed by the person or persons so exercising the Option and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by appropriate proof of the right of such person or persons to exercise the Option.
As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons. Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference. All shares issued as provided herein will be fully paid and non-assessable. The Director shall not have any of the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11. Availability of Shares. The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
12. Fair Market Value. As used herein, the "fair market value" of a share of common stock shall be the average of the closing bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape, on the trading day immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board in good faith shall determine.
13. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the Director has hereunder set his hand, all as of the day and year first above written.
ATTEST:                                        VERSUS TECHNOLOGY, INC.

---------------------------------        By:---------------------------
Andrea Beadle, Corporate Secretary          Gary T. Gaisser, President

                                           -------------------------------
                                            -----------------, Director





                                                        Exhibit 10(r)
              NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April 14, 2000 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and Samuel Davis, a current non-employee ("outside") member of the Board of Directors of the Corporation (hereinafter "Director").
                              WITNESSETH:
The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Director with incentive compensation for his service on the Board of Directors of the Corporation. This Non-Qualified Stock Option Agreement (this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board") on April 14, 2000.

In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:

1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of 33,500 shares of Corporation common stock on the terms and conditions herein set forth. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2. Price.   The purchase price of the shares of Corporation common stock covered by the Option shall be $.155 per share.
3. Time of Exercise.   The term of the Option shall be for a period of
five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement, or except as may be approved by the Board subsequent to the effective date of this Agreement.
4. No Transfer.   The Option shall not be transferable by the Director
otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director.
The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 14, 2001, this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever, except as may otherwise be provided by the Board subsequent to the effective date of this Agreement. In the event the Director ceases to serve as a member of the Board because of the Director's death or disability prior to April 14, 2001, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability. Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 14, 2001, whichever period of time is longer.
6. Anti-Dilution Adjustments. In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the Option.
7. Corporate Transactions. Notwithstanding the provisions of Paragraph 6, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of
1986, as amended, occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
8. No Agreement for Continued Service. This Agreement does not confer upon the Director any right to continue as a member of the Board of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the Director to resign, at any time. In the event the Director resigns from the Board prior to April 14, 2001, the Board in its discretion may permit the Option to become exercisable concurrently with the effective time of such resignation.
9. Restrictions. The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the
Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares.  The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the Corporation at its principal executive offices, attention of the Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares.  Such written notice shall:
(a)  state the election to exercise the Option and the number of shares in respect of which it is being exercised;
(b)  be accompanied by a tender of payment of the purchase price therefor, and
(c)  be signed by the person or persons so exercising the Option and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by
appropriate proof of the right of such person or persons to
exercise the Option.
As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons.  Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference.  All shares issued as provided herein will be
fully paid and non-assessable.   The Director shall not have any of
the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11. Availability of Shares. The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
12. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the Director has hereunder set his hand, all as of the day and year first above written.

ATTEST:                                        VERSUS TECHNOLOGY, INC.

------------------------------------     By:----------------------------
Andrea Beadle, Corporate Secretary          Gary T. Gaisser, President


                                            -----------------------------
                                                Samuel Davis, Director





                                                        Exhibit 21
                       VERSUS TECHNOLOGY, INC.
                     SUBSIDIARY OF THE REGISTRANT

                         JURISDICTION OF
NAME OF SUBSIDIARY       INCORPORATION       PERCENTAGE OF OWNERSHIP
--------------------    -----------------    -----------------------

Olmsted Engineering Co.     Michigan                   100%






                                                         Exhibit 28 (a)
                                Press Release

         SAM DAVIS RESIGNS FROM BOARD OF VERSUS TECHNOLOGY, INC.
                 Confident in strategy being pursued.

Traverse City, Mich., October 20, 2000  - Versus Technology, Inc. (OTC
BB: VSTI) announced today Mr. Samuel Davis has resigned as a Director of Versus, effective October 16, 2000, in keeping with intentions he shared with the Company earlier this year. "I plan to spend more time on my consulting business and on not-for-profit Boards," said Davis. "A principal reason for me joining the Board several years ago was to assist the Company in its marketing to the Health Care industry. I am confident in the Company's chosen strategy, and the recent development of the Hillenbrand relationship will further the potential for Versus in the Health Care market"

Davis joined the Board in August of 1997and served as its Chairman from April of 1998 to April of 2000. "Sam's contribution to Versus has helped shape the Company we have today," said Gary Gaisser, President and CEO of Versus. "The Company has grown in revenues and maturity and Sam's hand in that process was significant. His contributions will have impact on Versus for some time to come."

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





                                                      Exhibit 28 (b)
                              Press Release


  VERSUS TECHNOLOGY, INC. AWARDED FROST & SULLIVAN'S MARKET ENGINEERING
                            LEADERSHIP AWARD
                   AWARD CITES VERSUS' 48% MARKET SHARE


Traverse City, Mich., October 31, 2000  - Versus Technology, Inc. (OTC
BB: VSTI) a leader in the development and manufacture of infrared and radio frequency tracking technologies, was awarded the Frost and Sullivan Market Engineering Leadership Award for the U.S. Wireless Location/Tracking Technologies Market citing the Company's commanding 48% share of the market.

"Versus' goals have always been to provide quality components combined with a variety of solution applications to the marketplace, thereby positioning itself as the leader in locating technologies," stated Gary Gaisser, President and CEO of Versus. "This Market Leadership Award is proof that Versus has achieved its goals."

A key factor in winning this award include Versus' dominant market share in the healthcare tracking market in which Frost & Sullivan estimates the market's growth rate at 37% with potential revenues estimated at over $45 Million through 2005. Additionally, Versus holds several proprietary patents for locating technologies that have added to its success as leader and innovator in wireless tracking technologies.

Versus earned ISO 9001 certification earlier in 2000, establishing itself as a high quality provider and manufacturer of tracking
technologies.   Additionally, product advancements have earned Versus
the bragging rights of being the only infrared tracking technology manufacturer to produce its own silicon chip. This miniaturization of its tracking technology gained the interest of previous competitors to Versus, most notably Hill-Rom who purchased a non-exclusive license from Versus in September.

The Frost & Sullivan Market Engineering Leadership Award is given to the company that has exhibited market share leadership through the implementation of a market engineering strategy. The recipient must display excellence in all areas of the Market Engineering process, including the identification of market challenges, drivers and restraints, as well as strategy development and methods of addressing these market dynamics. Furthermore, the award recipient must continually demonstrate solutions for monitoring market changes and for implementing superior market engineering strategies. By utilizing these strategies for success, the company has established itself as the market share leader in its respective industry. Previous Frost and Sullivan award winners include Panasonic, Lucent, Hughes and Siemens.

Frost & Sullivan, an international strategic market consulting and training firm, presents Market Engineering Awards to companies that demonstrate the diligence, perseverance, and dedication required to develop a successful business plan and excel in the increasingly competitive global marketplace. Founded in 1961, Frost & Sullivan is recognized as a global marketing research and solution leader, with offices located worldwide: Silicon Valley, New York, San Antonio, London, Paris, Frankfurt, Beijing, Tokyo, Singapore, Mumbai. For additional information, please visit the Frost & Sullivan Web Site at www.frost.com.

Versus technology, inc. (www.versustech.com) (versus) is a developer of leading-edge technology used for process improvement in the healthcare, security, government and corporate markets. Versus' core technology makes locating systems more precise, security systems more intelligent, data collection routines automatic and asset management systems more efficient. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic and accurate registry of essential management and business information. By monitoring the precise location of personnel or equipment and automatically recording events associated with their locations, the systems offer real-time asset and staff locating, automatic data collection, access/egress control and two-way communication capabilities. Versus' proprietary locating systems are sold primarily through an expanding international network of resellers who market versus' products as enhancements to their existing product lines. In addition to the reseller network, versus is also represented in Canada by an independent sales agent.

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






                                                    Exhibit 28 (c)
                                Press Release

               VERSUS TECHNOLOGY ANNOUNCES RECORD RESULTS

Traverse City, Michigan, January 3, 2001 -- Versus Technology, Inc. (OTC BB: VSTI), a leader in the development and manufacture of infrared
(IR) and radio frequency (RF) tracking technologies, announced revenues of $4,853,000, including $1,000,000 for license fee revenues, for the year ended October 31, 2000, compared to revenues of $3,297,000 for the fiscal year ended October 31, 1999. Excluding license fee revenues, fourth quarter revenues increased 75 per cent over the same period in 1999.

The fourth quarter of fiscal 2000 was the third quarter in a row that Versus' revenues topped the $1 million mark. "After a year of declining quarterly revenues in 1999, we are pleased with the turnaround this year," said Gary Gaisser, President and CEO of Versus. "Our fourth quarter revenues were $2,104,000 including the $1,000,000 license fee revenue from an agreement completed in September. The sales revenue of $1,104,000 before the license fee is a 75 percent increase over the $632,000 recorded for the same period last year and is the highest quarterly revenue amount generated by Versus since focusing its efforts on the IR locating technology it first acquired in 1993," said Gaisser.

The license fee revenue allowed Versus to record its first profitable quarter in its recent history. Net income for the fourth quarter of fiscal 2000 was $149,000 or $0.00 per share compared to a loss of $547,000, or $0.01 per share in the fourth quarter of fiscal 1999. "Although we cannot assure future revenues from similar licensing agreements, we are currently exploring both internally, and with the assistance of external consultants, additional ways to bring value to the shareholders through monetization of our intangible assets. The fourth quarter does represent an anomaly because of the required accounting treatment of the license fee revenue. By its nature, such revenue cannot be expected to occur consistently in every fiscal quarter, thereby creating less predictability of future operating results," continued Gaisser.

For fiscal 2000, Versus' cost of revenues as a percentage of revenues (excluding license fee revenue) increased to 61 percent, compared with 46 percent in the prior year. The increase was attributed to lower margins on the Company's Canadian sales as it introduced its Cordless Nurse Call (CNC) product, lower margins on a US Army medical facility installation believed to be the largest IR tracking installation in the world, and inventory write downs on components that have been recently replaced by technologically superior components. "The higher costs actually represent an investment in our future," said Henry Tenarvitz, Versus' Chief Operating Officer. "We anticipate our CNC product will be more widely launched in fiscal 2001 and expect to utilize the Army installation as a reference site for future sales of our entire product line."

Versus' total operating expenses after cost of revenues increased 16 percent over fiscal 1999 levels. Research and development expenses increased $185,000 or 30 percent due mainly to the CNC development, new badges incorporating the recently developed ASIC chip, and security applications including Eagle Eye(tm) and Eagle Eye(tm) Direct. The Company experienced a 14 percent increase in selling and marketing expenses as it increased the exposure of its security products domestically and the promotion of all products in Canada. General and administrative expenses increased 12 percent due mainly to professional and consulting fees associated with the license transaction.

Other income (expense) was $(200,000) in fiscal 2000 compared to $(27,000) in fiscal 1999. In fiscal 2000, increased interest expense due to the full year effect of the Convertible Debentures issued in 1999 was partially offset by increased interest income.

The company adopted a new standard relating to accounting for stock compensation. The cumulative effect of this adjustment was $238,000 for fiscal 2000.

For the year, Versus experienced a net loss of $1,162,000 compared to $1,413,000 in fiscal 1999. The loss per share was $0.03 and $0.04 in fiscal 2000 and 1999, respectively.

Versus technology, inc. (www.versustech.com) (Versus) is a developer of leading-edge technology used for process improvement in the healthcare, security, government, and corporate markets. Versus' core technology makes locating systems more precise, security systems more intelligent, data collection routines automatic, and asset management systems more efficient. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities, and other complexes, permit the automatic and accurate registry of essential management and business information. By monitoring the precise location of personnel or equipment and automatically recording events associated with their locations, the systems offer real-time asset and staff locating, automatic data collection, access/egress control, and a passive source of location data that facilitates scheduling and communication interfaces. Versus' proprietary locating systems are sold primarily through an expanding network of resellers who market versus' products as enhancements to their existing product lines.

Safe Harbor Provision

This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production, or the future financial performance of the Company. These statements fall within the meaning of forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing, and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether because of new information, future events, or otherwise.



                         VERSUS TECHNOLOGY, INC.
                  Consolidated Statements of Operations

                    Three Months Ended October 31,    Year Ended October 31,
                            2000        1999           2000          1999
                      ------------- -------------  ------------- -------------
Revenues

Products and services $  1,104,000  $    632,000   $  3,853,000  $  3,297,000
Licensing of
intellectual property    1,000,000          -         1,000,000          -
                      ------------- -------------  ------------- -------------
Total revenues           2,104,000       632,000      4,853,000     3,297,000

Operating expenses:

   Cost of revenues        659,000       325,000      2,345,000     1,500,000
   Research and
   development             297,000       225,000        799,000       614,000
   Sales and marketing     439,000       452,000      1,563,000     1,368,000
   General and
   administrative          503,000       146,000      1,346,000     1,201,000
                      ------------- -------------  ------------- -------------
                         1,898,000     1,148,000      6,053,000     4,683,000
                      ------------- -------------  ------------- -------------
Income (Loss) From
   Operations              206,000   (   516,000)   ( 1,200,000)  ( 1,386,000)

Other Income (Expense)
   Interest income          32,000        31,000         93,000        56,000
   Interest expense    (    70,000)  (    62,000)   (   268,000)  (    83,000)
   Other               (    19,000)         -       (    25,000)         -
                      ------------- -------------  ------------- -------------
                       (    57,000)  (    31,000)   (   200,000)  (    27,000)
                      ------------- -------------  ------------- -------------
Income (Loss) before
cumulative effect of
change in accounting
principle                  149,000   (   547,000)   ( 1,400,000)  ( 1,413,000)

Cumulative effect on
prior years (to October
31, 1999) of changing
to different method of
accounting for options
issued to non-employee
directors                     -             -           238,000          -
                      ------------- -------------  ------------- -------------
Net Income (Loss)     $    149,000  $(   547,000)  $( 1,162,000) $( 1,413,000)
                      ============= =============  ============= =============

Basic and Diluted per
Share Amounts

Loss before cumulative
effect of change in
accounting principle  $      0.00   $(      0.01)  $(      0.03) $(      0.04)

Cumulative effect on
prior years (to    October
31, 1999) of changing to
different method of
accounting for options
issued to non-employee
directors                     -             -              -             -
                      ------------- -------------  ------------- -------------
Basic and Diluted Net
Loss Per Share        $       0.00  $(      0.01)  $(      0.03) $(      0.04)
                      ============= =============  ============= =============

(Certain reclassifications have been made to 1999 balances to conform to classifications used in 2000.)