Form 10QSB
period 2001-01-31
VERSUS TECHNOLOGY INC
filed 2001-03-16
CIK 842638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549


                               FORM 10-QSB

  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended January 31, 2001

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


As of March 14, 2001, the issuer had outstanding 42,269,074 shares of common stock, par value $.01 per share.

Transitional small business disclosure format:   Yes (   )  No ( X )



                       VERSUS TECHNOLOGY, INC.

                         Index to Form 10-QSB


PART I   FINANCIAL INFORMATION                                PAGE

Item 1   Financial Statements

         Consolidated Balance Sheets as of January 31, 2001
         (Unaudited) and October 31, 2000

         Consolidated Statements of Operations for the three months ended January 31, 2001 and 2000 (Unaudited)

         Consolidated Statements of Cash Flows for the three months ended January 31, 2001 and 2000 (Unaudited)

         Notes to Consolidated Financial Statements

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II  OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds

Item 6   Exhibits and Reports on Form 8-K

Signatures





                         VERSUS TECHNOLOGY, INC.
                       Consolidated Balance Sheets
                               (Unaudited)

                                          January 31,     October 31,
                                             2001             2000
                                          -------------  -------------
Assets

Current Assets

Cash and cash equivalents                 $  1,850,000   $  2,386,000
Accounts receivable, net of
   allowance for doubtful
   accounts of $32,000 and
   $27,000                                     845,000      1,377,000
Inventories - purchased parts
   and assemblies                              480,000        324,000
Prepaid expenses and other
   assets                                      155,000        133,000
                                          -------------  -------------
Total Current Assets                         3,330,000      4,220,000
                                          -------------  -------------
Property and Equipment, net
   of accumulated depreciation
   of $393,000 and $362,000                    650,000        633,000
Software Development Costs,
   net of accumulated
   amortization of $331,000 and
   $313,000                                    269,000        287,000
Goodwill, net of accumulated
   amortization of $689,000 and
   $650,000                                  1,650,000      1,689,000
Patents and Other Intangible
   Assets, net of accumulated
   amortization of $1,015,000
   and $975,000                                975,000      1,015,000
Deferred Financing Costs, net
   of accumulated amortization
   of $36,000 and $30,000                       72,000         78,000
                                          -------------  -------------
                                          $  6,946,000   $  7,922,000
                                          =============  =============

Liabilities and Shareholders'
Equity

Current Liabilities

Accounts payable                          $    490,000   $    609,000
Accrued expenses                               205,000        296,000
Deferred revenue-customer
   advance payments                             34,000         12,000
                                          -------------  -------------
Total Current Liabilities                      729,000        917,000

Long-Term Debt                               3,000,000      3,000,000
                                          -------------  -------------
Total Liabilities                            3,729,000      3,917,000
                                          -------------  -------------

Shareholders' Equity

Common stock, $.01 par value;
   75,000,000 shares authorized;
   42,269,074 and 42,268,074
   shares issued and outstanding               423,000        423,000
Additional paid-in capital                  34,770,000     34,769,000
Accumulated deficit                        (31,950,000)   (31,152,000)
Unearned compensation                      (    26,000)   (    35,000)
                                          -------------  -------------
Total Shareholders' Equity                   3,217,000      4,005,000
                                          -------------  -------------
                                          $  6,946,000   $  7,922,000
                                          =============  =============

          See accompanying notes to consolidated financial statements.



                       VERSUS TECHNOLOGY, INC.
                 Consolidated Statement of Operations
                            (Unaudited)

                                        Three Months Ended January 31,
                                             2001            2000
                                         -------------  -------------

Revenues                                 $    545,000   $    739,000

Operating Expenses
   Cost of revenues                           395,000        410,000
   Research and development                   182,000        151,000
   Sales and marketing                        424,000        372,000
   General and administrative                 323,000        281,000
                                         -------------  -------------
                                            1,324,000      1,214,000
                                         -------------  -------------
Loss From Operations                      (   779,000)   (   475,000)
                                         -------------  -------------
Other Income (Expense)
   Interest income                             33,000         30,000
   Interest expense                       (    71,000)   (    66,000)
   Other (net)                                 19,000    (     1,000)
                                         -------------  -------------
                                          (    19,000)   (    37,000)
                                         -------------  -------------
Loss before cumulative effect
   of change in accounting
   principle                             $(   798,000)  $(   512,000)
Cumulative effect of change
   in accounting principle                       -           238,000
                                         -------------  -------------
Net Loss                                 $(   798,000)  $(   274,000)
                                         =============  =============
Basic and Diluted per Share
Amounts
Loss before cumulative effect
   of change in accounting
   principle                             $(     .02  )  $(    .01  )
Cumulative effect of change
   in accounting principle                       -             -
                                         -------------  -------------
Basic and Diluted Net Loss
Per Share                                $(     .02  )  $(     .01  )
                                         =============  =============


       See accompanying notes to consolidated financial statements.




                       VERSUS TECHNOLOGY, INC.
                 Consolidated Statements of Cash Flow
                          (Unaudited)

                                         Three Months Ended January 31,
                                                2001           2000
                                           -------------  -------------
Operating activities:
   Net Loss                                $(   798,000)  $(   274,000)
   Adjustments to reconcile
     net loss to net cash used
     in operating activities:
     Cumulative effect of change
       in accounting principle                     -       (   238,000)
     Depreciation                                31,000         25,000
     Amortization of intangibles                103,000        116,000
     Restricted stock
       compensation                               9,000          8,000
     Stock option compensation                    1,000           -
   Changes in operating
     assets and liabilities:
     Accounts receivable, net                   532,000    (   160,000)
     Inventories                            (   156,000)   (    29,000)
     Prepaid expenses and other
       current assets                       (    22,000)        18,000
     Accounts payable                       (   119,000)   (   121,000)
     Accrued expenses                       (    91,000)   (    12,000)
     Deferred revenues-customer
       advance payments                          22,000    (     6,000)
                                           -------------  -------------
Net cash used in operating
   activities                               (   488,000)   (   673,000)
                                           -------------  -------------
Investing activities:
   Additions to property and
     equipment                              (    48,000)   (   113,000)
                                           -------------  -------------
Net Increase (Decrease) in
   cash and cash equivalents                (   536,000)   (   786,000)
                                           -------------  -------------
   Cash and cash equivalents,
     at the beginning of period               2,386,000      2,395,000
                                           -------------  -------------
   Cash and cash equivalents,
     at the end of period                  $  1,850,000   $  1,609,000
                                           =============  =============
Supplemental Cash Flow
   Information
   Cash paid during the period
     for interest                          $     71,000   $     62,000
                                           =============  =============

           See accompanying notes to consolidated financial statements.


During the three months ended January 31, 2001:

Versus issued 1,000 shares of additional non-vested Employee Incentive Restricted Stock, all at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. During the same period in fiscal 2000, 4,000 shares were issued and 26,750 shares were repurchased. Unearned compensation of $160 was recorded for the period ended January 31, 2001, for the stock issued. Unearned compensation of $400 for the stock issued and $14,100 related to the repurchased shares was cancelled during the three months ended January 31, 2000.



                VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements
                   January 31, 2001 (Unaudited)

Note 1  Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto of Versus Technology, Inc. and subsidiary (Versus) contained in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000, as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2001 and 2000, the results of operations for the three months ended January 31, 2001 and 2000, and cash flows for the three months ended January 31, 2001 and 2000. The results of operations for the three months ended January 31, 2001, are not necessarily indicative of the results to be expected for the full year.

Note 2  Principles of Consolidation

The consolidated financial statements include the accounts of Versus and Olmsted. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Note 3  Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income
(loss) by the weighted average number of shares outstanding during each period. Basic EPS excludes any dilutive effects of options, warrants, and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares) to the extent those shares have not yet been vested. Diluted EPS includes the effects of options, warrants, convertible securities, and contingently issuable shares. For the quarter ended January 31, 2001 and 2000, Versus has not included the effects of options, warrants, convertible securities, and contingently issuable shares of 19,277,216 and 18,214,019 shares, respectively, in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted average number of shares outstanding for 2001 and 2000 were 42,006,999 and 38,241,882 respectively, for both basic and diluted EPS calculations.

Note 4  Costs and Estimated Earnings of Uncompleted Contracts

As of January 31, 2001, Versus was in the process of completing various sales and installation contracts. Certain of these contracts are accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings, and billings to date for the uncompleted contracts at January 31, 2001. There were no uncompleted contracts at January 31, 2000.



                                                    January 31, 2001
                                                   ------------------
Costs incurred on uncompleted contracts                $   323,000
Estimated earnings                                         188,000
                                                    -----------------
                                                           511,000
Less billings to date                                      511,000
                                                    -----------------
Costs and estimated earnings in excess of billings     $      -
                                                    =================

Note 5  Restricted Stock Bonus Plan

During the three months ended January 31, 2001, Versus issued an additional 1,000 shares of common stock pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the three months ended January 31, 2001, amounted to $9,000.

Note 6  Cumulative Effect of Change in Accounting Principle

As described in Note 10 to the consolidated financial statements included in Versus' 2000 Annual Report on Form 10-KSB, Versus has historically recorded the fair value of stock options issued to its non-employee directors as compensation expense. This method of accounting complied with the then existing accounting pronouncements and guidance provided by the SEC's staff. In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44). Under FIN 44, stock options issued to Versus' non-employee directors will receive the same accounting treatment permitted for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby no compensation expense is recorded. Versus adopted FIN 44 in Fiscal 2000, as required. The adoption of FIN 44 resulted in a $238,000 cumulative adjustment for the total expense recorded in prior years through October 31, 1999, relating to non-employee Director options. This adjustment, effectively recorded as of November 1, 1999, is included in income (reduction of loss) for the quarter ended January 31, 2000. The effect of the change for the three months ended January 31, 2000 was to decrease the loss before cumulative effect of change in accounting principle by $8,000 (no effect on basic and diluted per share amounts) and the net loss by $246,000 (no effect on basic and diluted per share amounts).

Note 7  Related Party Transactions

Versus' and Olmsted's principal operating facilities are leased from an entity beneficially owned by Versus' President and CEO. Rent expense for the three months ended January 31, 2001 and 2000 amounted to $32,000 and $31,000, respectively.

Note 8  Business Segment Information

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

Interim segment information is as follows:


                                         Three months ended January 31,
                                             2001            2000
                                         -------------  -------------
Revenues
   Data collection and processing        $    415,000   $    609,000
   Systems design and engineering             130,000        130,000
                                         -------------  -------------
   Consolidated total revenues           $    545,000   $    739,000
                                         -------------  -------------
Cost of Revenues
   Direct Costs
     Data collection and processing      $(   179,000)  $(   211,000)
     Systems design and engineering       (    79,000)   (    81,000)
                                         -------------  -------------
   Total segment direct cost of revenues  (   258,000)   (   292,000)
   Indirect costs
     Depreciation and amortization        (    65,000)   (    78,000)
     Lease expense                        (     8,000)   (     8,000)
     Insurance expense                    (     5,000)   (     6,000)
     Warranty expense                     (     5,000)   (     5,000)
     Other                                (    54,000)   (    21,000)
                                         -------------  -------------
   Consolidated total cost of revenues   $(   395,000)  $(   410,000)
                                         =============  =============
Segment Gross Margin
   Data collection and processing        $    236,000   $    398,000
   Systems design and engineering              51,000         49,000
                                         -------------  -------------
   Total segment gross margin            $    287,000   $    447,000
                                         =============  =============




Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In early 2000 Versus announced its entry into the security products market and the launch of its Eagle Eye(tm) product line. The Company experienced limited success in penetrating the market, which proved to be more fragmented and less profitable than originally anticipated.
In December 2000, the security sales organization was eliminated in favor of refocusing resources on the Company's core health care market segment. The security products developed (Eagle Eye(tm) and Eagle Eye(tm) Direct) remain available and it is the company's intention to seek a security industry partner better positioned to exploit the potential of the security market.

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the first quarter of 2001, with comparisons to the first quarter of 2000 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Results of Operations

Three Months Ended January 31, 2001 and 2000:

First quarter 2001 revenues were $545,000 or 26% lower than the first quarter 2000 level of $739,000. IR revenues of $415,000 were 32% below the same period 2000 level of $609,000. Fiscal 2000 first quarter revenues included $278,000 from the U.S. Army Womack Medical Center sale. The company continually seeks direct revenues sources such as the Womack project. This type of revenue cannot be expected to occur regularly and if and when they do occur, such projects are likely to give rise to earnings fluctuations. The reseller channel generated $234,000 or 56% of the first quarter 2001 IR revenues compared to $253,000 or 42% in fiscal 2000. The balance was generated from direct sales efforts. CAD/CAM revenues were $130,000 in both 2001 and 2000.

Total cost of revenues as a percentage of revenues in the first quarter of 2001 increased to 73% from 55% for the same quarter in 2000. The difference in cost of revenues as a percentage of revenues is due to three factors:
*  fixed costs being spread over a lower revenue base in fiscal 2001,
*  higher costs on Canadian sales in 2001, and
* a fiscal 2000 product mix that included a higher proportion of higher margin components.

Research and development expenses were 21% higher ($182,000 in 2001 compared to $151,000 in 2000) than the three months ended January 31, 2000. First quarter expenses in fiscal 2001 included $14,000 for new tag development and $24,000 for security systems development.

Sales and marketing expenses for the first quarter of 2001 increased to $424,000 or 14% higher than the $372,000 expended during the three months ended January 31, 2000. Increased trade show activity, advertising, and sales support materials expenditures were partially offset by reduced travel expenses.

General and administrative expenses of $323,000 were 12% above the $289,000 level for the three months ended January 31, 2000. Fiscal 2001 expenses included higher professional fees primarily due to increased audit fee expenses.

Interest income increased to $33,000 from $30,000 during the same period in 2000. Interest expense was $71,000 and $66,000 in 2001 and 2000, respectively.

Liquidity and Capital Resources

As of January 31, 2001, cash on hand was $1,850,000. The total decrease in cash was $536,000 compared to $786,000 in the same period in 2000. Net cash consumed in operations, before consideration of changes in working capital, was $654,000, an increase of $291,000 compared to the $363,000 in fiscal 2000. Lower revenues and margins accounted for $179,000 of the increased cash consumed and operating costs accounted for the remaining $112,000 increase. Cash generated by a reduction in receivables partially offset the increase in cash utilized in operations. Versus invested $48,000 in capital assets during the first quarter of 2001 compared to $113,000 in the prior year. Of the total, $18,000 was for the ASIC chip, $18,000 for furniture and fixtures, $3,000 for computer equipment, $6,000 in leasehold improvements, and $3,000 for machinery and equipment (component tooling).

Versus believes the combination of cash balances and cash expected to be generated during fiscal 2001 from revenues will be sufficient to meet projected cash needs for operations and new product developments over the ensuing year.

SAFE HARBOR PROVISION

This document may contain forward-looking statements relating to future events, such as the development of new products, the commencement of production, or the future financial performance of the Company. These statements fall within the meaning of forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices and adequacy of financing, and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II  OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds

(c) On December 5, 2000, the Board of Directors approved the sale of 1,000 shares of Versus common stock to an employee under the 1996 Incentive Restricted Stock Bonus Plan (the "Plan") at a price of $.01 per share. Under the Plan, if, on or before three years from the date the shares were issued, the employment of the employee by Versus terminates, the employee must resell all or a percentage of the shares transferred to Versus for $0.01 per share. This sale was made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

On December 5, 2000, the Board of Directors awarded an incentive stock option to purchase 50,000 shares of Versus' common stock to an employee under the 1999 Employee Incentive Stock Option Plan. The option vests over a five-year period and is exercisable for ten years from the date of the grant at $0.179 per share, which was the then current fair market value. These awards were made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

On January 22, 2001, the Board of Directors granted a non-qualified stock option to purchase 5,000 shares of Versus' common stock to a vendor for achieving performance targets. The option vests over a one-year period and is exercisable for five years from the date of the grant at $0.21 per share, which was the then current fair market value. This award was made pursuant to the exemption afforded by section 4(2) - Transactions by an issuer not involving a public offering.

Item 6  Exhibits and Reports on Form 8-K

   Exhibit 99 (a) Versus Technology to Unveil New High-Tech Badges at
                  HIMSS

   Exhibit 99 (b) Versus Technology Reports First Quarter Results

There were no reports on Form 8-K during the three months ended
January 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VERSUS TECHNOLOGY, INC.

By:  /s/ Robert Butler                     By:  /s/ Gary T. Gaisser
     ---------------------                      ----------------------
     Robert Butler                              Gary T. Gaisser
     Controller and Chief                       President and Chief
     Accounting Officer                         Executive Officer
     (Principal Accounting                      (Principal Executive
     Officer)                                   Officer)

Dated:  March 16, 2001





                                                        Exhibit 99(a)
                             Press Release


                     VERSUS TECHNOLOGY TO UNVEIL NEW
                        HIGH-TECH BADGES AT HIMSS
      New Locating Applications to Launch at Industry Trade Show

Traverse City, Michigan February 5, 2001 -- Versus Technology, Inc. (OTC BB: VSTI) announced it will unveil two new locating badges at the Healthcare Information Management Systems Society show (HIMSS) in New Orleans, February 5-8, 2001. These new dual technology Personnel Alert and Asset badges are the first to utilize Versus' custom chip technology to provide the locating market with quality, economical tracking badges for people and assets.

Having recently been awarded the Market and Engineering Leadership Award from Frost & Sullivan for holding a commanding 48% market share, Versus continues to demonstrate its leadership ability in the healthcare locating market by developing the first tracking badges to incorporate integrated circuit (IC) level functionality specifically for locating technology. These features include power management (prolonging battery life), scalable radio frequency (RF) output (customizable for each application), and lower overall operating cost of the badge.

"These fourth generation badges provide Versus with a strong competitive edge in the marketplace as well as a positive opportunity for customers of all sizes and locating needs," stated Stephanie Bertschy, Director of Marketing. "Offering a product line that features economical badges for basic location as well as feature-rich badges for custom applications is a definite win for everyone. Plus, our customization ability increases our application venue and shortens the delivery time."

Versus will also be promoting the integration of the Versus Information System (VIS(tm)) with Emergency Department (ED) software systems to provide automatic tracking of patients and staff within a high-paced ED environment. Healthcare Information Technology, Charlotte, NC., a Versus reseller, integrated VIS(tm) with their EDTracker system for automatic location and updating of patient status. EDTracker with VIS(tm) was recently installed at Summa Health System Akron City Hospital, Akron, OH. "What it (the system) really has made a significant change in is knowing where patients are at any given time during their visit," confirmed Linda Breedlove, RN, BSN, MBA, Administrative Director Emergency/Trauma Services Summa Health System.

Cerner Corporation, Kansas City, Mo., completed the initial phase of integration of its First Net(tm) ED software with VIS and will be installing its first integration later this spring. With the integration of VIS into ED applications, Versus continues to provide customers with the ability to leverage one system (VIS(tm)) into many applications: nurse call registry, equipment location, file tracking, room status monitor, etc., thereby maximizing their investment in locating technology.

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





                                                             Exhibit 99(b)
                             Press Release


              VERSUS TECHNOLOGY REPORTS FIRST QUARTER RESULTS
               Conference call set for Friday, March 23, 2001


Traverse City, Mich., March 15, 2001  - Versus Technology, Inc.
(OTC BB: VSTI) announced revenues of $545,000 for the first quarter, down 26% from revenues of $739,000 for the same period in 2000.
The Company also reported a net loss of $798,000 or $0.02 per share compared to a loss (before an accounting change) of $512,000 or $0.01 per share for the same period in 2000.

In its recently filed 10-QSB Versus reported that first quarter 2000 revenues included $278,000 from the U.S. Army Womack Medical Center sale which was a major direct sale last year. The company also explained that it continually seeks revenue from similar direct sales sources but such revenue occurs with less regularity than its reseller sales. Reseller revenues were $234,000 or 8% below last year's levels as customers delayed orders in anticipation of next-generation badge introductions which are planned for the second quarter. The company remains confident it will finish the year with meaningful revenue growth.

The higher loss (before the effect of an accounting change in the treatment of stock options) was attributed to an increased investment in new products, lower sales volume, and a decrease in margins due to product sales mix and aggressive pricing to facilitate new market development. Increased operating costs, which include new product investment, resulted from security product development and marketing expenditures as well as increased trade show exposure to launch Cordless Nurse Call and gain additional exposure of Versus' products to the military healthcare system.

Versus also announced that it will host an Investor conference call on Friday, March 23, 2001, at 10:00 a.m. EST. Anyone wishing to participate in the call must register no later than Thursday, March 22, 2001, at 6:00 p.m. EST, by calling 1-800-374-0427 at which time the caller will be advised of the conference call dial-in number. To allow proper research so that participant questions can be addressed completely and accurately, questions must be submitted no later than noon (12:00 p.m. EST) on Wednesday, March 21, 2001. Each submission must identify the name of the individual and the entity represented, if any. Each submission must be forwarded to Versus via facsimile (231-946-6775) or E-mail to bbutler@versustech.com. Anyone wishing to hear an audio replay of the call may dial (800) 642-1687 or
(706) 645-9291 and use ID number 993605 to identify the call. The audio replay will be available from March 23, 2001, through March 28, 2001.

Versus Technology, Inc. (http://www.versustech.com) (Versus) is a developer of leading-edge technology used for process improvement in the healthcare, security, government, and corporate markets. Versus' core technology makes locating systems more precise, security systems more intelligent, data collection routines automatic, and asset management systems more efficient. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities, and other complexes, permit the automatic and accurate registry of essential management and business information. By monitoring the precise location of personnel or equipment and automatically recording events associated with their locations, the systems offer real-time asset and staff locating, automatic data collection, access/egress, control and two-way communication capabilities. Versus' proprietary locating systems are sold primarily through an expanding international network of resellers who market Versus' products as enhancements to their existing product lines.

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


                      VERSUS TECHNOLOGY, INC.
                 Consolidated Statement of Operations
                             (Unaudited)

Three Months Ended January 31,
                                             2001            2000
                                         -------------  -------------

Revenues                                 $    545,000   $    739,000

Operating Expenses
   Cost of revenues                           395,000        410,000
   Research and development                   182,000        151,000
   Sales and marketing                        424,000        372,000
   General and administrative                 323,000        281,000
                                         -------------  -------------
                                            1,324,000      1,214,000
                                         -------------  -------------
Loss From Operations                      (   779,000)   (   475,000)
                                         -------------  -------------
Other Income (Expense)
   Interest income                             33,000         30,000
   Interest expense                       (    71,000)   (    66,000)
   Other (net)                                 19,000    (     1,000)
                                         -------------  -------------
                                          (    19,000)   (    37,000)
                                         -------------  -------------
Loss before cumulative effect
   of change in accounting
   principle                             $(   798,000)  $(   512,000)
Cumulative effect of change
   in accounting principle                       -           238,000
                                         -------------  -------------
Net Loss                                 $(   798,000)  $(   274,000)
                                         =============  =============
Basic and Diluted per Share
Amounts
Loss before cumulative effect
   of change in accounting
   principle                             $(     .02  )  $(    .01  )
Cumulative effect of change
   in accounting principle                       -             -
                                         -------------  -------------
Basic and Diluted Net Loss
Per Share                                $(     .02  )  $(     .01  )
                                         =============  =============


Please refer to the 10-QSB filed with the Securities and Exchange
Commission March 16, 2001, for additional details.