Form 10QSB
period 2001-04-30
VERSUS TECHNOLOGY INC
filed 2001-06-08
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                            FORM 10-QSB


   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended April 30, 2001

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


As of June 7, 2001 the issuer had outstanding 42,269,074 shares of common stock, par value $.01 per share.

Transitional small business disclosure format:   Yes (   )  No ( X )






                       VERSUS TECHNOLOGY, INC.

                         Index to Form 10-QSB



PART I                 FINANCIAL INFORMATION


Item 1     Financial Statements:

           Consolidated Balance Sheets as of April 30, 2001,
           (Unaudited) and October 31, 2000

           Consolidated Statements of Operations for the three and six months ended April 30, 2001 and 2000
           (Unaudited)

           Consolidated Statements of Cash Flows for the six months ended April 30, 2001 and 2000 (Unaudited)

           Notes to Consolidated Financial Statements

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations

PART II                 OTHER INFORMATION

Item 2     Changes in Securities and Use of Proceeds

Item 4     Submission of Matters to a Vote of Security Holders

Item 6     Exhibits and Reports on Form 8-K

           Signatures




                          VERSUS TECHNOLOGY, INC.
                        Consolidated Balance Sheets
                               (Unaudited)



                                         April 30,      October 31,
                                           2001            2000
                                       -------------  -------------
     ASSETS

Current Assets

Cash and cash equivalents               $  1,056,000   $  2,386,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $35,000 and
   $27,000                                 1,317,000      1,377,000

Inventories - purchased parts and
   assemblies                                495,000        324,000

Prepaid expenses and other
   current assets                            125,000        133,000
                                        -------------  -------------
Total Current Assets                       2,993,000      4,220,000
                                        -------------  -------------

Property and Equipment, net of
   accumulated depreciation of
   $426,000 and $362,000                     654,000        633,000

Software Development Costs, net
   of accumulated amortization of
   $350,000 and $313,000                     250,000        287,000

Goodwill, net of accumulated
   amortization of $728,000 and
   $650,000                                1,611,000      1,689,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $1,056,000 and
    $975,000                                 934,000      1,015,000

Deferred Financing Costs, net of
   accumulated amortization of
   $41,000 and $30,000                        67,000         78,000
                                        -------------  -------------
                                        $  6,509,000   $  7,922,000
                                        =============  =============

  LIABILITIES AND SHAREHOLDERS'
          EQUITY

Current Liabilities

Accounts payable                        $    701,000   $    609,000

Accrued expenses                             250,000        296,000

Deferred revenue-customer advance
   payments                                   84,000         12,000
                                        -------------  -------------
Total Current Liabilities                  1,035,000        917,000

Long-Term Debt                             3,000,000      3,000,000
                                        -------------  -------------
Total Liabilities                          4,035,000      3,917,000
                                        -------------  -------------

Shareholders' Equity

Common stock, $.01 par value;
   75,000,000 shares authorized;
   42,269,074 and 42,268,074
   shares issued and outstanding             423,000        423,000

Additional paid-in capital                34,770,000     34,769,000

Accumulated deficit                      (32,698,000)   (31,152,000)

Unearned compensation                    (    21,000)   (    35,000)
                                        -------------  -------------

Total Shareholders' Equity                 2,474,000      4,005,000
                                        -------------  -------------
                                        $  6,509,000   $  7,922,000
                                        =============  =============

         See accompanying notes to consolidated financial statements.




                        VERSUS TECHNOLOGY, INC.
                  Consolidated Statement of Operations
                              (Unaudited)

                      Three Months Ended April 30,  Six Months Ended April 30,
                          2001          2000             2001          2000
                      -------------  -------------  -------------  -------------

Revenues              $    977,000   $  1,006,000   $  1,522,000   $  1,745,000

Operating expenses

   Cost of revenues        628,000        588,000      1,023,000        992,000

   Research and
      development          214,000        191,000        396,000        342,000

   Sales and marketing     456,000        382,000        880,000        754,000

   General and
      administrative       354,000        279,000        677,000        566,000
                      -------------  -------------  -------------  -------------
                         1,652,000      1,440,000      2,976,000      2,654,000
                      -------------  -------------  -------------  -------------
Loss From Operations   (   675,000)   (   434,000)   ( 1,454,000)   (   909,000)
                      =============  =============  =============  =============

Other Income (Expenses):

   Interest income          17,000         17,000         50,000         47,000

   Interest expense    (    64,000)   (    64,000)   (   135,000)   (   130,000)

   Other (net)         (    26,000)   (     5,000)   (     7,000)   (     6,000)
                      -------------  -------------  -------------  -------------
                       (    73,000)   (    52,000)   (    92,000)   (    89,000)
                      -------------  -------------  -------------  -------------

Loss before cumulative
   effect of change
   in accounting
   principle          $(   748,000)  $(   486,000)  $( 1,546,000)  $(   998,000)

Cumulative effect of
   change in accounting
   principle                  -              -              -           238,000
                      -------------  -------------  -------------  -------------
Net Loss              $(   748,000)  $(   486,000)  $( 1,546,000)  $(   760,000)
                      =============  =============  =============  =============

Basic and Diluted per
   Share Amounts

Loss before cumulative
   effect of change
   in accounting
   principle          $(   0.02   )  $(   0.01   )  $(   0.04   )  $(   0.03   )

Cumulative effect of
   change in accounting
   principle                 -              -              -             0.01
                      -------------  -------------  -------------  -------------
Basic and Diluted Net
   Loss Per Share     $(   0.02   )  $(   0.01   )  $(   0.04   )  $(   0.02   )
                      =============  =============  =============  =============

          See accompanying notes to consolidated financial statements.




                       VERSUS TECHNOLOGY, INC.
                 Consolidated Statements of Cash Flow
                           (Unaudited)

                                      Six Months Ended April 30
                                         2001          2000
                                    -------------  -------------
Operating activities:
   Net Loss                         $( 1,546,000)  $(   760,000)
   Adjustments to reconcile net
      loss to net cash used in
      operating activities:
      Cumulative effect of change
        in accounting principle             -       (   238,000)
      Depreciation                        64,000         47,000
      Amortization of intangibles        207,000        234,000
      Amortization of unearned
        compensation                      14,000         18,000
      Stock option compensation            1,000           -
   Changes in operating assets
      and liabilities:
      Accounts receivable                 60,000    (   404,000)
      Cost and estimated earnings
        in excess of billings on
        uncompleted contracts               -       (   176,000)
      Inventories                    (   171,000)        12,000
      Prepaid expenses and other
        current assets                     8,000    (    18,000)
      Accounts payable                    92,000    (   110,000)
      Accrued expenses               (    46,000)        25,000
      Deferred revenues -
        customer advance payments         72,000          2,000
                                    -------------  -------------
Net cash used in operating
   activities                        ( 1,245,000)   ( 1,368,000)
                                    -------------  -------------
Investing activities:
   Additions to property and
      equipment                      (    85,000)   (   195,000)
                                    -------------  -------------
Net cash provided by investing
   activities                        (    85,000)   (   195,000)
                                    -------------  -------------
Financing activities:
   Sale of common stock                     -            34,000
                                    -------------  -------------
Net cash used in financing
   activities                               -            34,000
                                    -------------  -------------
Net increase (decrease) in cash
   and cash equivalents              ( 1,330,000)   ( 1,529,000)
Cash and cash equivalents,
   beginning of period                 2,386,000      2,395,000
                                    -------------  -------------
Cash and cash equivalents, end of
   period                           $  1,056,000   $    866,000
                                    =============  =============
Supplemental cash flow
   information
Cash paid during the period for
   interest                         $    143,000   $    128,000
                                    =============  =============

    See accompanying notes to consolidated financial statements.


During the first six months of fiscal 2001:

Versus issued 1,000 shares of additional non-vested Employee Incentive Restricted Stock at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. During the same period in fiscal 2000, 15,500 shares were issued and 26,800 shares were repurchased. Unearned compensation of $160 and $6,400 was recorded for the stock issued in fiscal 2001 and 2000, respectively. Unearned compensation of $14,100 related to the repurchased shares was cancelled during the six months ended April 30, 2000.






                 VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                     April 30, 2001 (Unaudited)

Note 1  Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto of Versus Technology, Inc. and subsidiary (Versus) contained in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000, as filed with the Securities and Exchange Commission. The October 31, 2000, balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles as found in Versus' Annual Report on Form 10-KSB referenced above.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2001, the results of operations for the three and six months ended April 30, 2001 and 2000, and cash flows for the six months ended April 30, 2001 and 2000. The results of operations for the three and six months ended April 30, 2001, are not necessarily indicative of the results to be expected for the full year.


Note 2  Principles of Consolidation

The consolidated financial statements include the accounts of Versus and Olmsted Engineering Co., its wholly owned subsidiary. Upon consolidation, all significant intercompany accounts and transactions are eliminated.


Note 3  Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Basic EPS excludes any dilutive effects of options, warrants, and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares) to the extent those shares have not yet been vested. Diluted EPS includes the effects of options, warrants, convertible securities, and contingently issuable shares. For the periods ended April 30, 2001 and 2000, Versus has not included the effects of options, warrants, convertible securities, and contingently issuable shares of 20,389,241 and 18,261,189 shares, respectively, in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted average shares outstanding were 42,112,974 and 38,286,702 for the three months ended April 30, 2001 and 2000, respectively, and 42,093,506 and 38,264,046 for the six months ended April 30, 2001 and 2000, respectively.



Note 4  Cumulative Effect of Change in Accounting Principle

As described in Note 10 to the consolidated financial statements included in Versus' 2000 Annual Report on Form 10-KSB, Versus has historically recorded the fair value of stock options issued to its non-employee directors as compensation expense. This method of accounting complied with the then existing accounting pronouncements and guidance provided by the SEC's staff. In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44). Under FIN 44, stock options issued to Versus' non-employee directors will receive the same accounting treatment permitted for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby no compensation expense is recorded. Versus adopted FIN 44 in fiscal 2000, as required. The adoption of FIN 44 resulted in a $238,000 cumulative adjustment for the total expense recorded in prior years through October 31, 1999, relating to non-employee Director options. This adjustment, effectively recorded as of November 1, 1999, is included in income (reduction of loss) for the six months ended April 30, 2000. The effect of the change for the three and six months ended April 30, 2000, was to decrease the loss before cumulative effect of change in accounting principle by $9,000 and $17,000 (no effect on basic and diluted per share amounts) and the net loss by $9,000 and $255,000, respectively. The cumulative effect of the change in accounting principle impacted basic and diluted per share amounts favorably by $0.01 per share for the six months ended April 30, 2000.


Note 5  Restricted Stock Bonus Plan

During the six months ended April 30, 2001, the Company issued an additional 1,000 shares of the Company's common stock issued pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the six months ended April 30, 2001, amounted to $14,000.


Note 6  Related Party Transactions

Versus' and Olmsted's principal operating facilities are leased from an entity beneficially owned by Versus' President and CEO. Rent expense for the six months ended April 30, 2001 and 2000, amounted to $65,000 and $62,000, respectively.


Note 7  Costs and Estimated Earnings on Uncompleted Contracts

As disclosed in the notes to consolidated financial statements included in Versus' 2000 Annual Report on Form 10-K, revenue from IR (infrared) technology sales are primarily recognized when the related goods are shipped and all significant obligations of Versus have been satisfied (i.e., completed contract basis). This method of accounting is followed because the typical direct sale arrangement is completed in a short period of time, and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. Versus departs from the completed-contract method and recognizes revenues and costs on the percentage-of-completion method for contracts not having the features described above. For such contracts, management believes the percentage-of-completion method recognizes the legal and economic results of contract performance on a more timely basis. Under this method, the percent of contract completion is determined by comparison of costs incurred to date to estimated total cost for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts.

As of April 30, 2001, and October 31, 2000, Versus was in the process of completing various sales and installation contracts. These contracts are accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings, and billings to date for the uncompleted contracts at April 30, 2001, and October 31, 2000.



                                              April 30,    October 31
                                                2001         2000
                                            ------------  ------------
Costs incurred on uncompleted contracts      $ 204,000     $ 17,000
Estimated earnings                             203,000       12,000
                                            ------------  ------------
                                               407,000       29,000
Less billings to date                          407,000       29,000
                                            ------------  ------------
Total                                        $    -        $   -
                                            ============  ============


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


Interim segment information is as follows:


                      Three Months Ended April 30,   Six Months Ended April 30,
                          2001           2000           2001          2000
                      -------------  -------------  -------------  -------------
Revenues
   Data collection and
     processing       $    849,000   $    883,000   $  1,264,000   $  1,492,000
   Systems design and
     engineering           128,000        123,000        258,000        253,000
                      -------------  -------------  -------------  -------------
   Consolidated total
     revenues         $    977,000   $  1,006,000   $  1,522,000   $  1,745,000
                      -------------  -------------  -------------  -------------
Cost of Revenues
  Direct Costs
    Data collection and
      processing      $(   412,000)  $(   373,000)  $(   591,000)  $(   584,000)
    Systems design and
      engineering      (    87,000)   (    76,000)   (   166,000)   (   157,000)
                      -------------  -------------  -------------  -------------
    Total segment
      direct cost of
      revenues         (   499,000)   (   449,000)   (   757,000)   (   741,000)
   Indirect costs
     Depreciation and
       amortization    (    66,000)   (    74,000)   (   131,000)   (   152,000)
     Lease expense     (     5,000)   (     8,000)   (    13,000)   (    16,000)
     Insurance expense (     5,000)   (     5,000)   (    10,000)   (    11,000)
     Warranty expense  (     4,000)   (     4,000)   (     9,000)   (     9,000)
     Other             (    49,000)   (    48,000)   (   103,000)   (    63,000)
                      -------------  -------------  -------------  -------------
   Consolidated total
     Cost of revenues $(   628,000)  $(   588,000)  $( 1,023,000)  $(   992,000)
                      =============  =============  =============  =============
   Segment Gross Margin
   Data collection and
     processing       $    437,000   $    510,000   $    673,000   $    908,000
   Systems design and
     engineering            41,000         47,000         92,000         96,000
                      -------------  -------------  -------------  -------------
   Total segment gross
     margin           $    478,000   $    557,000   $    765,000   $  1,004,000
                      =============  =============  =============  =============



Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the three- and six-month periods ending April 30, 2001, with comparisons to 2000 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.


Three Months Ended April 30, 2001 and 2000

Second quarter revenues were $977,000 or 3% below the fiscal 2000 level of $1,006,000. Infrared sales of $849,000 were 4% below the same period fiscal 2000 level of $883,000. Reseller revenues accounted for 69% and 44% of the total IR revenues for the three months ended April 30, 2001 and 2000, respectively. The balance was generated from direct sales efforts. Fiscal 2000 results include the completed portion of a major direct sale to the Department of Defense. CAD/CAM revenues were $128,000 or 4% above the $123,000 revenues generated for the same three-month period in fiscal 2000.

Cost of revenues as a percentage of revenues in the second quarter of fiscal 2001 increased to 64% from 58% for the same quarter in fiscal 2000. Initial production runs, at higher than continuing costs, of a new PIC (Programmable Integrated Circuit) chip-based badge were the major factor in the increased cost of revenue as a percentage of revenue. This new badge was developed to meet customer orders.

Research and development expenses at $214,000 were $23,000 higher than the three months ended April 30, 2000. Expenditures in 2001 were related to the development of the PIC chip-based badge referenced above.

Sales and marketing expenses for the second quarter of fiscal 2001 increased to $456,000 or 19% above the $382,000 for the three months ended April 30, 2000. Higher trade show expenses and increased employee expenses (related to the creation of a customer service and support group) were responsible for the increase.

General and administrative expenses of $354,000 were 27% above the $279,000 level for the three months ended April 30, 2000. The major portion of the increased general and administrative expenses was attributable to higher professional fees.

In the second quarter of fiscal 2001, other income net decreased by $21,000 from 2000 levels.


Six Months Ended April 30, 2001 and 2000

First half revenues were $1,522,000 or 13% below the fiscal 2000 level of $1,745,000. Infrared revenues of $1,264,000 were 15% below the same period fiscal 2000 level of $1,492,000. Resellers accounted for 65% of total IR revenues. Higher reseller revenues partially offset lower direct sales (fiscal 2000 included the Department of Defense sale). CAD/CAM revenues were $258,000, compared to the $253,000 revenues generated for the same six-month period in fiscal 2000.

Cost of revenues as a percentage of revenues in the first six months of fiscal 2001 increased to 67% from 57% for the same period in fiscal 2000. Extra non-recurring costs associated with initial production runs of the PIC chip-based badge accounted for a portion of the increased cost of revenues as a percentage of revenues. Fiscal 2000 cost of revenues as a percentage of revenues was also lower due to a product mix that included a larger portion of higher margin components.

Research and development expenses of $396,000 were $54,000 higher than the first half of fiscal 2000 due primarily to new badge technology development.

Sales and marketing expenses for the six months ended April 30, 2001, increased to $880,000 or 17% higher than the same period in fiscal 2000. Increased trade show activity and higher employee expenses (mainly related to the creation of a customer service and support group) were the major factors in increased costs.

General and administrative expenses of $677,000 were 20% above the $566,000 level for the same period in fiscal 2000. Professional fees represented the majority of the increase.

In the first half of fiscal 2001, other income net decreased $3,000 from 2000 levels.


Liquidity and Capital Resources

As of April 30, 2001, cash on hand was $1,056,000. The total decrease in cash for the six months then ended was $1,330,000 compared to $1,529,000 in the same period in 2000. Net cash consumed in operations, before consideration of changes in working capital, was $1,260,000 compared to $699,000 in fiscal 2000. At the gross profit level, the lower margin accounted for $159,000 of the increased cash usage while lower volume accounted for $95,000 of the increase. Increased sales and marketing efforts (trade shows and staff increases) and higher general and administrative expenses (audit fee related) accounted for the majority of the balance.

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

PART II  OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds

(c) On April 20, 2001, the Board of Directors awarded an incentive stock option to purchase 1,000 shares of Versus' common stock to an employee under the 1999 Employee Incentive Stock Option Plan. The option vests over a five-year period and is exercisable for ten years from the date of the grant at $0.135 per share, which was the then current fair market value. This award was made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

     On April 20, 2001, the Board approved a motion granting each director an option to purchase 330,000 shares of the Company's common stock. The options awarded vest after one year and are exercisable over a five-year period at a price of $0.135 per share, which was the then current fair market value. One half of the option granted to Mr. Gaisser, the President and CEO of Versus, is contingent on attainment of certain revenue targets. These options were issued pursuant to the exemption afforded by
     Section 4(2) - Transactions by an issuer not involving a public offering.

Proceeds generated from the above transactions, if any, will be used as working capital for future operations.


Item 4  Submission of Matters to a Vote of Security Holders

The following directors were elected at the 2001 Annual Meeting of Shareholders of Versus Technology, Inc. held on Friday April 20, 2001:
Julian C. Schroeder, Gary T. Gaisser, David L. Gray and James D. Ross.

Total shares voted were 36,511,877 (86%).  The tabulation of votes was as follows:
                                   FOR          WITHHELD/AGAINST
                             -----------------  -----------------
Julian C. Schroeder              31,236,365        5,275,512
Gary T. Gaisser                  30,184,940        6,326,937
David L. Gray                    31,238,515        5,273,362
James D. Ross                    31,228,340        5,283,537


Item 6  Exhibits and Reports on Form 8-K

  Exhibit 10 (s)  Non Qualified Stock Option Agreement with Gary T.
                  Gaisser

  Exhibit 10 (t)  Lease Agreement between Versus Technology, Inc. and
                  Traverse Software Investment, LLC

  Exhibit 99 (a)  Press Release - Versus Technology Reports Second
                  Quarter Results

There were no reports on Form 8-K during the six months ended April
30, 2001



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS TECHNOLOGY, INC.

By:/s/ Robert Butler                     By: /s/ Gary T. Gaisser
   ------------------                        -------------------
       Robert Butler                             Gary T. Gaisser
       Controller and Chief                      President and Chief
       Accounting Officer                        Executive Officer
       (Principal Accounting                     (Principal Executive
       Officer)                                  Officer)

Dated:  June 8, 2001




                                                       Exhibit 10(s)
              NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April 20, 2001 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and Gary T. Gaisser, a current employee ("inside") member of the Board of Directors of the Corporation (hereinafter "Director").

                            WITNESSETH:
The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Director with incentive compensation to continue to serve on the Board of Directors of the Corporation and to continue and increase his efforts in that connection. This Non-Qualified Stock Option Agreement (this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board") on April 20, 2001.

In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows

1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of 330,000 shares of Corporation common stock on the terms and conditions herein set forth. Of the 330,000 shares granted under this option, 82,500 of the shares available are granted contingent on attainment of a specific annual revenue target for 2001 and an additional 82,500 are granted contingent on attainment of another specific 2001 annual revenue target. Both revenue targets are indicated in the minutes to the Compensation Committee meeting referenced above. All shares that are granted are exercisable as provided in paragraph 3. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2. Price. The purchase price of the shares of Corporation common stock covered by the Option shall be $0.135 per share, which price is not less than the fair market value of the Corporation common stock on the effective date hereof.
3. Time of Exercise.   The term of the Option shall be for a period of
   five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement, or except as may be approved by the Board subsequent to the effective date of this Agreement.
4. No Transfer.   The Option shall not be transferable by the Director
   otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director. The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 20, 2002, this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever, except as may otherwise be provided by the Board subsequent to the effective date of this Agreement. In the event the Director ceases to serve as a member of the Board because of the Director's death or disability prior to April 20, 2002, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability. Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 20, 2002, whichever period of time is longer.
6. Anti-Dilution Adjustments. In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the Option.
7. Corporate Transactions. Notwithstanding the provisions of Paragraph 6, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of 1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
8. No Agreement for Continued Service. This Agreement does not confer upon the Director any right to continue as a member of the Board of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the Director to resign, at any time. In the event the Director resigns from the Board prior to April 20, 2002, the Board in its discretion may permit the Option to become exercisable concurrently with the effective time of such resignation.
9. Restrictions. The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares. The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the Corporation at its principal executive offices, attention of the Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares. Such written notice shall:
   (a) state the election to exercise the Option and the number of shares in respect of which it is being exercised;
   (b)  be accompanied by a tender of payment of the purchase price therefor, and
   (c)  be signed by the person or persons so exercising the Option and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by appropriate proof of the right of such person or persons to exercise the Option.
   As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons. Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference. All shares issued as provided herein will be fully paid and non-
   assessable.   The Director shall not have any of the rights of a
   Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11. Availability of Shares. The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
12. Fair Market Value. As used herein, the "fair market value" of a share of common stock shall be the average of the closing bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape, on the trading day immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board in good faith shall determine.
13. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the Director has hereunder set his hand, all as of the day and year first above written.
ATTEST:                               VERSUS TECHNOLOGY, INC.

______________________________        By:_____________________________
Anne Kubo, Corporate Secretary           Henry J. Tenarvitz,  Chief
                                         Operating Officer

                                         _____________________________
                                         Gary T. Gaisser, Director


                                                         Exhibit 10(t)

                                LEASE

          THIS LEASE entered into as of the 1st day of April, 2001, between Traverse Software Investment L.L.C., a Michigan limited liability company, of 3676 Jackson Road, Kingsley, Michigan, 49649 (hereinafter referred to as "Landlord") and Versus Technology, Inc., a Delaware corporation, of 2600 Miller Creek Rd., Traverse City, Michigan, 49684 (hereinafter referred to as "Tenant").

                         W I T N E S S E T H :

          1. Leased Premises. Landlord leases to Tenant and Tenant hires from Landlord the building and land of Landlord located at 2600 Miller Creek Dr., Traverse City, Michigan (hereinafter the "Premises"); subject, however, to easements, liens and restrictions of record, if any, and present and future zoning or other laws and regulations relating to the Premises.

          2. Term. The original term of this Lease shall be for a period of 60 months commencing on the 1st day of July, 2001, and ending on the 30th day of June, 2006, regardless of actual entry, subject to the provisions of this Lease. If Landlord is unable to give possession of the Premises on the date of commencement of the term of this Lease because of casualty or the like, rent shall abate for the period that possession by Tenant is delayed. If such delay shall continue for more than 180 days, Tenant may, within ten (10) days after the expiration of the said 180 day period, give the Landlord a notice of election to terminate this Lease. Unless possession of the Premises is sooner made available, this Lease shall terminate on the tenth day after the giving of the said notice and Landlord shall return to Tenant all sums previously paid. Landlord shall have no obligation to Tenant for failure to give possession except as provided in this paragraph, nor shall the failure to give such possession extend the term of this Lease beyond the stated ending date.

          3.  Rent.

          (a) Minimum Rent. The fixed minimum rent for the Premises shall be $135,048.60 Dollars per year payable by Tenant to Landlord in equal monthly installments of $11,254.05 Dollars each, on or before the first day of each month in advance during the term hereof without any prior demand therefor and without deduction or set off whatsoever, the first monthly rental payment to be paid on July 1, 2001.

          (b) Additional Rent. Minimum rent as provided in Paragraph 3(a) hereof shall be increased from time to time as follows:

              (1) The minimum monthly rent provided for in Paragraph 3(a) shall be increased on July 1, 2002, and on July 1 of each year thereafter, so that the minimum rent for that ensuing 12 month period shall be equal to 1.04 times the minimum rent applicable to the preceding 12 month period.

               (2) The Tenant shall pay as additional rent any money and charges required to be paid pursuant to the terms of this Lease whether or not the same may be designated "additional rent." If such amounts or charges are not paid at the time provided in this Lease, they shall nevertheless, if not paid when due, be collectible as additional rent with the next installment of rent thereafter falling due hereunder, but nothing herein contained shall be deemed to suspend or delay the payment of any amount of money or charge at the time the same becomes due and payable hereunder, or limit any other remedy of the Landlord.


          4. Security Deposit. A combined security deposit of $9,250.00 has been paid to and retained by Landlord pursuant to the tenancy of the Tenant and Olmsted Engineering Co. which was in effect prior to the commencement of the term under this Lease. In addition to the security deposit, an amount equal to the first monthly rental payment under this Lease shall be paid to Landlord on or before July 1, 2001. Upon expiration or termination of the term of this Lease, the Landlord shall return such security deposit to the Tenant less (1) any amounts expended to repair or clean the Premises; (2) any unpaid rentals then due; and (3) the cost of performing any obligations imposed upon Tenant by this Lease.

          5. Place for Payment of Rent. All payments of rent shall be made at Landlord's address set forth above or at such other place as Landlord shall designate from time to time in writing.

          6. Utilities and Other Services . Tenant shall pay all charges for electricity, telephone, snow plowing, roof shoveling, janitorial services, trash pickup, and all other utilities and services used on or at the Premises during the term of this Lease. Landlord shall bill Tenant periodically, and Tenant shall pay the same in accordance with paragraph 3(b)(2) of this Lease.

          7. Net Lease. It is the intention of the Landlord and Tenant that the rent herein provided shall be net to the Landlord in each year during the term of this Lease, that all costs, expenses and obligations of any kind relating to the Premises (except as otherwise specifically provided in the Lease) which may arise or become due during the term of this Lease shall be paid by Tenant, and that the Landlord shall be indemnified by the Tenant against all such costs, expenses and obligations.

          8. Use of Premises. Tenant shall use and occupy the Premises only for office administrative and computer software support and educational purposes of its business operations, as approved from time to time by the Landlord, and for no other purpose without the prior written consent of Landlord.

          9. Preparation of Premises. Tenant shall pay all expenses of preparing the Premises for Tenant's occupancy, except as may be otherwise agreed in writing.

          10. Acceptance of Premises. Except as Landlord and Tenant may otherwise agree in writing at such time, the taking of possession by Tenant shall be conclusive evidence that, at such time, the Premises were in satisfactory or acceptable condition. Landlord has made no representations as to the condition of the Premises except as herein provided and Landlord shall not be liable for any latent or patent defects therein.

          11. Improvements and Alterations. Tenant may make alterations to the interior of the Premises, at its own expense, provided that no structural damage results; and further provided that any such alterations or improvements shall first be approved by Landlord in writing.

          12. Maintenance and Repair. The Landlord, after receiving written notice from the Tenant and having reasonable opportunity thereafter to obtain the necessary workmen therefor, agrees to keep in good order and repair the roof and the four outer walls of the Premises but not the doors, door frames, the window glass, window casing, window boxes, windows or any of the appliances or appurtenances of the doors or window casings, window frames and windows, or any attachment thereto or attachments to the building or Premises used in connection therewith. Landlord shall not be responsible for any repairs, structural or otherwise, which are a result of the negligence or willful conduct of Tenant. Tenant shall cause snow to be removed from the roof, as necessary, and shall maintain the interior of the Premises, including the plate glass windows and plumbing and heating systems, in good order and repair. Any repairs made by Tenant shall be done by a contractor approved in writing by the Landlord before such work is commenced. If Tenant shall fail to properly maintain and repair the Premises, Landlord may elect not to treat such failure as a breach of this Lease, in which case Landlord may cause the repairs to be done and shall charge the expense thereof against Tenant, to be paid immediately upon presentation of a statement therefor.

          13. Insurance. Landlord shall carry fire and extended coverage insurance on the building in which the Premises are located; provided, however, Tenant shall reimburse Landlord for 100% of such expense upon billing in accordance with paragraph 3(b)2) of this Lease.
 Tenant shall reimburse Landlord for 100% of that portion of the expense, if any, attributable to any improvements made by Tenant or resulting from ratings or penalties imposed by reason of Tenant's business. Tenant shall maintain insurance on Tenant's leasehold improvements, and on the contents on property in or about the Premises. Tenant shall, at its own cost and expense, obtain and keep in force, for its own benefit and the benefit of the Landlord, public liability insurance with coverage in such amounts as Landlord may reasonably request from time to time, but not less than Three Million ($3,000,000.00) Dollars to any individual and Five Million ($5,000,000.00) Dollars for each accident, together with property damage insurance with coverage of at least Two Million ($2,000,000.00) Dollars for each accident; a duplicate certificate of issuance of such insurance shall be furnished to Landlord. Such insurance shall be non-cancelable without ten (10) days written notice to Landlord. Except for the public liability coverage required of Tenant hereunder, Tenant shall not obtain any separate insurance concurrent in form or contributing in the event of loss with that required of Landlord hereunder, unless Landlord is included therein as the insured, with the loss payable in accordance with this Lease.

          14. Waiver of Subrogation. The parties hereto agree to use good faith efforts to have at no additional cost any and all fire, extended coverage or any and all material damage insurance which may be carried endorsed with the following subrogation clause: "This insurance shall not be invalidated should the insured waive in writing prior to a loss any or all right of recovery against any party for loss occurring to the property described herein"; and each party hereto hereby waives all claims for recovery from the other party or Landlord for any loss or damage to any of its property insured under valid and collectible insurance policies to the extent of any recovery collectible under such insurance subject to the limitation that this waiver shall apply only when it is either permitted or by the use of such good faith efforts could have been so permitted by the applicable policy of insurance.

          15. Indemnity. Tenant agrees to indemnify and hold harmless Landlord from any and all claims, demands or liabilities of whatsoever kind or nature which in any way arise out of Tenant's use and occupancy of the Premises, whether or not such claims, demands or liabilities arose in part from the negligence of Landlord, but not where any such claim, demand or liability arises from the sole negligence of Landlord.
 The liability of Tenant to indemnify Landlord as herein set forth shall not extend to any matter against which Landlord shall be effectively protected by insurance; provided, however, that if such liability shall exceed the amount of the effective and collectible insurance in question, the said liability of Tenant shall apply to such excess.

          16. Signs. All signs and advertising displayed in and about the Premises shall be such only as advertise the business carried on upon said Premises, and no sign shall be displayed excepting such as shall be approved by the Landlord prior to the installation thereof.

          17. Tenant's Personal Property and Taxes. All personal property of Tenant kept on the Premises shall be at Tenant's sole risk, and Tenant hereby waives all right of recovery which it might otherwise have against Landlord for any loss, theft or damage to Tenant's personal property, excepting such loss, theft or damage as may result from Landlord's sole negligence. Tenant shall pay promptly when due all personal property taxes levied on, or with respect to, personal property owned by Tenant. Landlord shall pay all real property taxes and assessments levied on the Premises; provided, however, Tenant shall reimburse Landlord for 100% of such expense upon billing in accordance with paragraph 3(b) of this Lease.

          18. Destruction - Fire or Other Cause. If the Premises shall be rendered untenantable by fire or other casualty, then Landlord shall make the Premises tenantable as speedily as possible, and the rent shall be abated in whole or in part, according to the portion of the Premises which is rendered untenantable, during the period of untenantability, except that there shall be no such abatement if such fire or other casualty shall be caused by the negligence of Tenant or its agents, employees, invitee or licensees, and further, there shall be no abatement for the time required for the replacement or repair of any property of Tenant, in excess of the time required to make the Premises tenantable.

          In the event that the Premises cannot be made tenantable within ninety (90) days, then either Landlord or Tenant may terminate this Lease, effective as of the date of casualty, by notification to the other of such termination within ten (10) days after Landlord shall have notified Tenant of the time required to make them tenantable. Landlord shall, in its sole judgment, reasonably exercised, determine the length of time required to make the Premises tenantable, and shall notify Tenant of such determination within twenty (20) days after the occurrence of the fire or other casualty.

          19. Laws and Regulations. Tenant shall, at its own cost and expense, comply with all of the requirements of all laws and regulations, municipal, state and federal, now in force, or which may hereafter be in force, pertaining to the Premises, and the use and occupancy thereof. To the extent that any renovation of all or a part of the building in which the Premises are located requires any part of the Premises to be upgraded to meet code requirements, Tenant shall bear the cost and expense of upgrading.

          20. Eminent Domain. In the event that the Premises be lawfully condemned or taken in any manner for any public or quasi-public use, this Lease shall terminate as of the date of actual taking. In the event that any part of the Premises be so condemned or taken, Landlord shall have the right to terminate this Lease as of the date of actual taking by giving Tenant written notice of such termination; but should Landlord not so terminate this Lease, this Lease shall cease as to the part taken and the rent adjusted so that Tenant shall pay a pro-rata portion of the rent determined by the amount of space (and rate therefor) remaining after the taking. Landlord shall be entitled to receive the entire award from any such condemnation or taking of the Premises or any part thereof, without deduction therefrom for any estate or interest granted to Tenant by this Lease, provided, that nothing herein contained shall be deemed to prevent Tenant from claiming compensation for relocation costs or loss for interruption of business in the event an award with respect thereto is provided for by law or is fixed in the proceeding in which such taking shall occur; provided, further, that Tenant shall be entitled to such amount, if any, awarded for condemnation, or taking of personal property owned by Tenant, which personal property is not attached to the real estate as an appurtenance thereto.

          21. Assignment and Subletting. Tenant shall not assign, mortgage or in any way encumber this Lease, nor any part, right or interest thereof, nor shall Tenant let or sublet or permit any part of the Premises to be used or occupied by others for any reason whatsoever, unless Landlord shall consent thereto in writing in each and every case and instance. Landlord shall have the absolute right to withhold consent for any reason or no reason.

          An assignment within the meaning of this paragraph shall be deemed to include one (1) or more sales or transfers by operation of law or otherwise, or issuance of new stock, by which an aggregate of more than 50% of Tenant's voting stock shall be vested in a party or parties who are not 10% or more stockholders on the date hereof. For the purpose of this paragraph, stock ownership shall be determined in accordance with the provisions set forth in section 544 of the Internal Revenue Code as the same existed on January 1, 1996.

          Any consent by Landlord to an act of assignment or subletting shall be held to apply only to the specific transaction hereby authorized. Such consent shall not be construed as a waiver of the duty of Tenant, or Tenant's legal representatives or assigns, to obtain Landlord's consent to any other or subsequent assignment or subletting or as modifying or limiting the rights of Landlord under the foregoing covenant by Tenant not to assign or sublet without such consent. Nor shall receipt of rent by Landlord, with knowledge of any breach of this Lease by Tenant, or of any default by Tenant in the observation or performance of any case and instance. Landlord shall have the absolute right to withhold consent for any reason or no reason.

          22. Default and Termination. If any one or more of the following events (hereinafter referred to as "Events of Default") shall occur:

          (a) If Tenant shall fail to make payment of any rent or additional rent or percentage rent when due and such default shall continue for a period of ten (10) days after notice from Landlord to Tenant specifying the items in default; or

          (b) If default shall be made by Tenant in the performance or compliance with any of the agreements, terms, covenants or conditions in this Lease other than those referred to in subparagraph (a) hereof for a period of twenty (20) days after notice from Landlord to Tenant specifying the items in default, or in the case of a default on a contingency which cannot with due diligence be cured within the said twenty (20) day period, Tenant fails to proceed with the said twenty
               (20) day period to cure the same and thereafter to proceed with the curing of such default with due diligence (it being the intention hereby in connection with a default not susceptible of being cured with due diligence within the said twenty (20) day period that the time within which to cure the same be extended for such period of time as may be necessary, exercising all due diligence, to complete the same);

then and in any such event Landlord at any time thereafter may give written notice to Tenant specifying such Event or Events of Default and stating that this Lease and the term hereof shall expire and terminate on the date specified in such notice, which shall be at least ten (10) days after the giving of such notice, and upon the date specified in such notice this Lease and the term hereof and all rights of Tenant under this Lease including any renewal privileges, whether or not exercised, shall expire and terminate, and Tenant shall remain liable as hereinafter provided.

          23. Damages. If this Lease shall be terminated under the provisions of the preceding paragraph or by summary proceedings or otherwise, or if the Premises or any part thereof shall be abandoned by Tenant or shall become vacant during the term hereof, Landlord may in Landlord's own name, but as agent for Tenant if this Lease not be terminated, or if this Lease be terminated, in Landlord's own behalf, relet Premises or any part thereof, or said Premises, with additional premises, for such term or terms (which may be greater or less than the period which would otherwise have constituted the balance of the term of this Lease) and on such conditions (which may include concessions or free rent and alterations of the demised Premises) as Landlord may determine in Landlord's sole and uncontrolled discretion and may collect and receive rents therefor. Landlord shall in no way be responsible or liable for any failure to relet the Premises or any part thereof, or for any failure to collect any rent due upon such reletting.

          No such expiration or termination of this Lease, or summary proceedings, abandonment or vacancy, shall relieve Tenant of its liability and obligation under this Lease, whether or not the demised Premises shall be relet. In any such event, Tenant shall pay Landlord the rent and all other charges required to be paid by Tenant up to the time of such event. Thereafter:

           (a) (i) Tenant, until the end of the term of this Lease, or what would have been such term in the absence of any such event, shall be liable to Landlord as damages for Tenant's default for the equivalent of the amount of the rent and charges which would be payable under this Lease by Tenant if this Lease were still in effect, less the net proceeds of any reletting effected pursuant to the provisions of this paragraph, after deducting all Landlord's expenses in connection with such reletting, including, without limitation, all repossession costs, brokerage and management commissions, operating expenses, legal expenses, reasonable attorneys' fees, alterations costs, and expenses of preparation of such reletting.

               (ii) Tenant shall pay such current damages (herein called "deficiency") to Landlord monthly on the days on which the rent would have been payable under this Lease if this Lease were still in effect, and Landlord shall be entitled to recover from Tenant each monthly deficiency as the same shall arise.

          (b) If the demised Premises or any part thereof be relet by Landlord for the unexpired term of this Lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such reletting shall prima facie be the fair and reasonable rental value for the part or the whole of the Premises so relet during the term of the reletting.

          (c) If this Lease be terminated by summary proceedings or otherwise, or if the Premises are abandoned or become vacant, and whether or not the Premises be relet, Landlord shall be entitled to recover from Tenant, and Tenant shall pay to Landlord, in addition to any damages becoming due under this paragraph 23, the following: an amount equal to all expenses, if any, including reasonable counsel fees, incurred by Landlord in recovering possession of the demised Premises, and all reasonable costs and charges for the care of said Premises while vacant, which damages shall be due and payable by Tenant to Landlord at such time or times as such expenses are incurred by Landlord.

          24. Surrender of Premises. Upon the expiration or the termination of the term of this Lease, or any extension of the term in accordance herewith, Tenant shall quit and surrender the Premises to Landlord in good order and broom clean condition, ordinary wear and damage by the elements excepted; and Landlord upon or at any such expiration or termination may without further notice enter upon and re-enter the Premises and possess and repossess Landlord thereof, by force, summary proceedings, ejectment or otherwise, and may dispossess and remove Tenant and all other persons and property from the Premises. Tenant shall remove all of its property, including but not limited to trade fixtures, provided such removal can be accomplished without damage to the Premises. In the event any such removal would result in damage to the Premises, Tenant may remove such property only with the written consent of Landlord. Landlord may condition such consent on Tenant's placing in escrow an amount of money which Landlord in Landlord's sole discretion determines is sufficient to make any repairs necessitated by any such removal. Any property of Tenant or of anyone claiming under Tenant which shall remain on the Premises after the expiration or termination of the Lease term, shall be deemed to have been abandoned by Tenant, and either may be removed by Landlord as its property or may be disposed of in such manner as Landlord may see fit, and Landlord shall not be responsible for the same. Except as otherwise herein provided, any improvements to or installations on the Premises made by Tenant shall become the property of the Landlord and shall remain on the Premises at the termination of the Lease.

          25. Access to Premises. Landlord shall have the right to enter upon the Premises at all reasonable hours for the purpose of inspecting same, preventing waste, loss or destruction, removing obstructions, making such repairs or alterations as it is obligated to make under the terms of this Lease, or to enforce any of Landlord's rights or powers under this instrument, and Landlord shall not be liable nor responsible for any loss that may accrue to Tenant's business by reason thereof. The Landlord may show the Premises to prospective tenants at any time during the last six (6) months of the term hereof or any renewal term of this Lease, subject to the consent of Tenant which shall not be unreasonably withheld.

          26. Subordination. This Lease is subject and subordinate to all underlying leases, and mortgages which nor or hereafter affect the Premises and to all renewals, modifications, consolidations, replacements and extensions thereof. Tenant shall execute promptly from time to time any certificate or other instrument that Landlord may request to confirm this subordination.

          27. No Waiver. The failure of either party to enforce any covenant or condition of this Lease shall not be deemed a waiver thereof or of the right of either party to enforce each and every covenant and condition of this Lease. No provision of this Lease shall be deemed to have been waived unless such waiver be in writing.

          28. Notices. All notices, bills or statements required hereunder shall be in writing, and shall be deemed to have been given if either delivered personally or mailed by certified or registered mail to Landlord at Landlord's address and to Tenant at the Premises. Either party may change the address for notice, bills or statements by giving notice of such changes as hereinabove set out.

          29. Successors and Assigns. The covenants, conditions and agreements contained in this Lease shall bind and inure to the benefit of Landlord and Tenant and their respective successors, and except as otherwise provided in this Lease, their assigns.

          30. Quiet Enjoyment. Landlord covenants and agrees with Tenant that upon Tenant's paying the rent and observing and performing all the terms, covenants and conditions on Tenant's part to be performed and observed, Tenant may peaceably and quietly enjoy the Premises leased hereby.

          31. Lien. In case Tenant shall default in the payment of rent, additional rent and expenses, as the same become due and payable, Tenant for the purpose of securing the payment of such rent and the performance of Tenant's covenants herein contained, does hereby mortgage and grant a security interest in all the fixtures, equipment and supplies now owned by Tenant or hereafter owned by Tenant and located on the Premises during the term, or any additional term, and does hereby authorize and empower Landlord to foreclose the same, take possession of all of the property and sell the same at public auction and account for the proceeds thereof according to the laws of the State of Michigan, first giving Tenant at least thirty (30) days notice of the time and place of such auction. Tenant hereby agrees to execute and deliver to Landlord a financing statement for filing in the appropriate public office to give public notice of Landlord's security interest hereby granted.

          32. Holding Over. Notwithstanding any provision of law or any judicial decisions to the contrary, no notice shall be required from either party to terminate this Lease on the expiration date herein specified, and anything herein contained and implied to the contrary notwithstanding, a holding over by the Tenant, its successors or assigns, beyond the expiration of such term, shall give rise to a tenancy from month to month only at a monthly rental rate equal to three times the monthly rental rate in effect on the expiration date. Tenant will not enter into any sublease for a period beyond the expiration of this Lease or, if this Lease be renewed, beyond any renewal period. If, nevertheless, any subtenant of Tenant or anyone holding by, through, or under Tenant should fail to surrender possession of the Premises, or any part thereof, by the expiration date of this Lease (or any renewal date, if this Lease should be renewed), Tenant shall take appropriate action or proceedings to remove any such subtenant or person from said Premises and shall conduct such action or proceedings with reasonable diligence and continuity until the completion thereof. While such action or proceedings are pending Tenant shall not be deemed a holdover tenant but shall be deemed a month-to-month tenant at a monthly rent in the same amount as that provided for during the last month of the preceding term. If, within a reasonable time after expiration of the term or renewal term, as the case may be, Tenant shall have failed to remove any such subtenant or person, who shall be holding by, through or under Tenant, Tenant shall reimburse Landlord for the reasonable cost and expense, including attorneys' fees, which Landlord may incur if Landlord shall seek to remove any such subtenant or person.

          33. Entire Agreement. This Lease contains and fully integrates the entire agreement between the parties and shall not be modified in any manner except by an instrument in writing executed by the parties. If any term or provision of this Lease or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which is held invalid or unenforceable, shall not be affected thereby and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

          34. Partial Payment of Rent. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy provided in this Lease.

          35. Title to Property to be Preserved. Tenant agrees, and notice is hereby given, that no mechanic's or other liens shall in any manner or degree affect the title of the Landlord to land hereby leased, nor shall anything in this Lease contained authorize the Tenant to encumber or impair in any manner the title of the Landlord in the Premises, lands, buildings or personal property.

          36. Gender. Words of any gender in this Lease shall be held to include any other gender in this Lease and words in the singular shall be held to include the plural when the sense requires.

          37. Tenant's Estoppel Certificates. Tenant shall, without charge, at any time and from time to time, within ten (10) days after request by Landlord, certify by written instrument, duly executed, acknowledged and delivered, to Landlord or any other person, firm or corporation specified by Landlord:

          (a) That this Lease is unmodified and in full force and effect, or, if there have been any modifications, that the same is in full force and effect as modified and stating the modifications;

           (b) whether or not there are then existing any set-offs or defenses against the enforcement of any of the agreements, terms, covenants or conditions hereof and any modifications hereof upon the part of Tenant to be performed or complied with, and, if so, specifying the same;

          (c) the dates, if any, to which the minimum rent, additional rent and other charges hereunder have been paid in advance;

          (d)  the date of expiration of the current term; and

          (e)  the net rent then payable under this Lease.

          38. Landlord's Estoppel Certificate. Landlord shall, without charge, at any time and from time to time, within ten (10) days after request by Tenant or leasehold mortgagee certify by written instrument, duly executed, acknowledged and delivered, to the effect that this Lease is unmodified and in full force and effect (or if there shall have been modifications that the same is in full force and effect as modified and stating the modifications) and the dates to which the net rent and other charges have been paid, the date of expiration of the current term, the net rent then payable under this Lease, and stating whether or not, to the best knowledge of the person executing such certificate on behalf of Landlord, Tenant is in default in performance of any covenant, agreement or condition contained in this Lease and, if so, specifying each such default of which the person executing such certificate may have knowledge.

          IN WITNESS WHEREOF, the parties hereto have executed this Lease and affixed their seals as of the date first above written.

Witnesses:                        LANDLORD:
                                  TRAVERSE SOFTWARE INVESTMENT L.L.C

__________________________        By:_______________________________

                                  Gary T. Gaisser

__________________________        Its: Authorized Agent


                                  TENANT: Versus Technology, Inc.

__________________________        By:________________________________

                                  Henry Tenarvitz,
                                  Chief Operating Officer

__________________________        By:_______________________________

                                  Robert Butler
                                  Controller and Chief Accounting
                                  Officer







Press Release

VERSUS TECHNOLOGY REPORTS SECOND QUARTER RESULTS
Revenues increase 79% from first quarter results


Traverse City, Mich., June 8, 2001  - Versus Technology, Inc.
(OTC BB: VSTI) announced revenues of $977,000 for the second quarter, 3% below revenues of $1,006,000 for the same period in 2000. The
Company also reported a net loss of $748,000 or $0.02 per share compared to a loss of $486,000 or $0.01 per share for the same period in 2000.

In its recently filed 10-QSB Versus reported that second quarter infrared revenues were $849,000 compared to $883,000 in the same period of 2000. Reseller revenues accounted for 69% of the 2001 infrared revenues compared to 44% in the second quarter of fiscal 2000. CAD/CAM revenues accounted for the balance of the revenues in both periods.

The higher loss was attributed to lower sales volume and a decrease in margins due to product sales mix and higher costs of initial production runs of new badges developed to meet customer orders. Increased operating costs, which include new product investment, resulted from new badge development, increased marketing expenditures attributed to increased trade show expenses and the creation of a customer service and support group, and higher general and administrative expenses which were caused primarily by higher professional fees.

Revenues for the six months ended April 30, 2001 were $1,522,000 or 13% below the $1,745,000 recorded during the same period of 2000. Infrared revenues of $1,264,000 were 15% below the $1,492,000 recorded in the first half of fiscal 2000. Higher reseller revenues (65% of total IR revenues) partially offset lower direct revenues, which in fiscal 2000 included the Department of Defense (Womack Medical Center) sale. CAD/CAM revenues were $258,000 compared to $253,000 for the same six-month period in fiscal 2000.

The six month loss was $1,546,000 or $0.04 per share compared to the fiscal 2000 loss (before the effect of an accounting change in the treatment of stock options) of $998,000 or $0.03 per share. Of the increased loss, $254,000 was attributed to lower volume and higher costs of revenues while increased operating costs accounted for the balance. The higher operating costs included increased expenses for new badge development, increased sales and marketing expenses as the company increased its trade show exposure and implemented a customer service and support group and higher general and administrative expenses attributed to increased professional fees.

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




                       VERSUS TECHNOLOGY, INC.
                  Consolidated Statement of Operations
                              (Unaudited)

                      Three Months Ended April 30,  Six Months Ended April 30,
                          2001          2000             2001          2000
                      -------------  -------------  -------------  -------------

Revenues              $    977,000   $  1,006,000   $  1,522,000   $  1,745,000

Operating expenses

   Cost of revenues        628,000        588,000      1,023,000        992,000

   Research and
      development          214,000        191,000        396,000        342,000

   Sales and marketing     456,000        382,000        880,000        754,000

   General and
      administrative       354,000        279,000        677,000        566,000
                      -------------  -------------  -------------  -------------
                         1,652,000      1,440,000      2,976,000      2,654,000
                      -------------  -------------  -------------  -------------
Loss From Operations   (   675,000)   (   434,000)   ( 1,454,000)   (   909,000)
                      =============  =============  =============  =============

Other Income (Expenses):

   Interest income          17,000         17,000         50,000         47,000

   Interest expense    (    64,000)   (    64,000)   (   135,000)   (   130,000)

   Other (net)         (    26,000)   (     5,000)   (     7,000)   (     6,000)
                      -------------  -------------  -------------  -------------
                       (    73,000)   (    52,000)   (    92,000)   (    89,000)
                      -------------  -------------  -------------  -------------

Loss before cumulative
   effect of change
   in accounting
   principle          $(   748,000)  $(   486,000)  $( 1,546,000)  $(   998,000)

Cumulative effect of
   change in accounting
   principle                  -              -              -           238,000
                      -------------  -------------  -------------  -------------
Net Loss              $(   748,000)  $(   486,000)  $( 1,546,000)  $(   760,000)
                      =============  =============  =============  =============

Basic and Diluted per
   Share Amounts

Loss before cumulative
   effect of change
   in accounting
   principle          $(   0.02   )  $(   0.01   )  $(   0.04   )  $(   0.03   )

Cumulative effect of
   change in accounting
   principle                 -              -              -             0.01
                      -------------  -------------  -------------  -------------
Basic and Diluted Net
   Loss Per Share     $(   0.02   )  $(   0.01   )  $(   0.04   )  $(   0.02   )
                      =============  =============  =============  =============



Please refer to the 10-QSB filed with the Securities and Exchange Commission June 8, 2001, for additional details.