Form 10QSB
period 2001-07-31
VERSUS TECHNOLOGY INC
filed 2001-09-13
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB


  (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended July 31, 2001

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


As of September 10, 2001, the issuer had outstanding 42,269,074 shares of common stock, par value $.01 per share.

Transitional small business disclosure format:  Yes (   )  No ( X )





                       VERSUS TECHNOLOGY, INC.

                        Index to Form 10-QSB
PART I
FINANCIAL INFORMATION

Item 1   Financial Statements:

         Consolidated Balance Sheets as of July 31, 2001
         (Unaudited) and October 31, 2000

         Consolidated Statements of Operations for the three- and nine-months ended July 31, 2001 and 2000
         (Unaudited)

         Consolidated Statements of Cash Flows for the nine-months ended July 31, 2001 and 2000 (Unaudited)

         Notes to Consolidated Financial Statements

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II               OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds

Item 6   Exhibits and Reports on Form 8-K

         Signatures




                       VERSUS TECHNOLOGY, INC.
                    Consolidated Balance Sheets
                            (Unaudited)

                                            July 31,     October 31,
                                             2001           2000
                                         -------------  -------------
ASSETS

Current Assets

Cash and cash equivalents                $    668,000   $  2,386,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $43,000 and
   $27,000                                  1,351,000      1,377,000

Inventories - purchased parts and
   assemblies                                 671,000        324,000

Prepaid expenses and other
   current assets                             128,000        133,000
                                          ------------  -------------
Total Current Assets                        2,818,000      4,220,000
                                          ------------  -------------

Property and Equipment, net of
   accumulated depreciation of
   $457,000 and $362,000                      627,000        633,000

Software Development Costs, net
   of accumulated amortization of
   $369,000 and $313,000                      231,000        287,000

Goodwill, net of accumulated
   amortization of $767,000 and
   $650,000                                 1,572,000      1,689,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $1,097,000 and
    $975,000                                  893,000      1,015,000

Deferred Financing Costs, net of
   accumulated amortization of
   $47,000 and $30,000                         61,000         78,000
                                         -------------  -------------
                                         $  6,202,000   $  7,922,000
                                         =============  =============


LIABILITIES AND SHAREHOLDERS'
EQUITY

Current Liabilities

Accounts payable                         $    716,000   $    609,000

Accrued expenses                              242,000        296,000

Deferred revenue - customer
   advance payments                            54,000         12,000
                                         -------------  -------------
Total Current Liabilities                   1,012,000        917,000

Long-Term Debt                              3,000,000      3,000,000
                                         -------------  -------------
Total Liabilities                           4,012,000      3,917,000
                                         -------------  -------------
Shareholders' Equity

Common stock, $.01 par value;
   75,000,000 shares authorized;
   42,269,074 and 42,268,074
   shares issued and outstanding              423,000        423,000

Additional paid-in capital                 34,770,000     34,769,000

Accumulated deficit                       (32,987,000)   (31,152,000)

Unearned compensation                     (    16,000)   (    35,000)
                                         -------------  -------------
Total Shareholders' Equity                  2,190,000      4,005,000
                                         -------------  -------------
                                         $  6,202,000   $  7,922,000
                                         =============  =============

         See accompanying notes to consolidated financial statements.


                           VERSUS TECHNOLOGY, INC.
                    Consolidated Statement of Operations
                               (Unaudited)

                        Three Months Ended July 31,   Nine Months Ended July 31,
                               2001         2000           2001          2000
                            ------------ ------------  ------------ ------------
Revenues                    $ 1,245,000  $ 1,004,000   $ 2,767,000  $ 2,749,000

Operating expenses

   Cost of revenues             610,000      694,000     1,633,000    1,686,000

   Research and
      development               180,000      160,000       575,000      502,000

   Sales and marketing          379,000      370,000     1,258,000    1,124,000

   General and
      administrative            323,000      277,000     1,001,000      843,000
                            ------------ ------------  ------------ ------------
                              1,492,000    1,501,000     4,467,000    4,155,000
                            ------------ ------------  ------------ ------------
Loss From Operations         (  247,000)  (  497,000)   (1,700,000)  (1,406,000)
                            ------------ ------------  ------------ ------------

Other Income (Expenses):

   Interest income                9,000       14,000        59,000       61,000

   Interest expense          (   56,000)  (   68,000)   (  191,000)  (  198,000)

   Other (net)                    5,000         -       (    3,000)  (    6,000)
                            ------------ ------------  ------------ ------------
                             (   42,000)  (   54,000)   (  135,000)  (  143,000)
                            ------------ ------------  ------------ ------------
Loss before cumulative
   effect of change in
   accounting principle      (  289,000)  (  551,000)   (1,835,000)  (1,549,000)

Cumulative effect of
   change in accounting
   principle                       -            -             -         238,000
                            ------------ ------------  ------------ ------------
Net Loss                    $(  289,000) $(  551,000)  $(1,835,000) $(1,311,000)
                            ============ ============  ============ ============
Basic and diluted per
   share amounts:

Loss before cumulative
   effect of change in
   accounting principle     $(   .01   ) $(   .01   )  $(   .04   ) $(   .04   )

Cumulative effect of
   change in accounting
   principle                      -             -            -           .01
                            ------------ ------------  ------------ ------------
Basic and Diluted Net
   Loss Per Share           $(   .01   ) $(   .01   )  $(   .04   ) $(   .03   )
                            ============ ============  ============ ============

            See accompanying notes to consolidated financial statements.



                       VERSUS TECHNOLOGY, INC.
                Consolidated Statements of Cash Flow
                            (Unaudited)

                                      Nine Months Ended July 31
                                         2001           2000
                                     -------------  -------------
Operating activities:
   Net Loss                          $( 1,835,000)  $( 1,311,000)
   Adjustments to reconcile net
      loss to net cash used in
      operating activities:
   Cumulative effect of change in
      accounting principle                   -       (   238,000)
      Depreciation                         95,000         72,000
      Amortization of intangibles         312,000        352,000
      Amortization of unearned
        compensation                       19,000         28,000
      Stock option compensation             1,000           -
   Changes in operating assets
      and liabilities:
      Accounts receivable                  26,000    (   222,000)
      Cost and estimated earnings
        in excess of billings on
        uncompleted contracts                -       (   233,000)
      Inventories                     (   347,000)       124,000
      Prepaid expenses and other
        current assets                      5,000          5,000
      Accounts payable                    107,000         28,000
      Accrued expenses                (    54,000)        17,000
      Deferred revenues -
        customer advance payments          42,000    (    28,000)
                                     -------------  -------------
Net cash used in operating
   activities                         ( 1,629,000)   ( 1,406,000)
                                     -------------  -------------
Investing activities:
   Additions to property and
      equipment                       (    89,000)   (   254,000)
                                     -------------  -------------
Net cash used in investing
   activities                         (    89,000)   (   254,000)
                                     -------------  -------------
Financing activities:
   Sale of common stock                      -           156,000
                                     -------------  -------------
Net cash provided by financing
   activities                                -           156,000
                                     -------------  -------------
Net increase (decrease) in cash
   and cash equivalents               ( 1,718,000)   ( 1,504,000)
Cash and cash equivalents,
   beginning of period                  2,386,000      2,395,000
                                     -------------  -------------
Cash and cash equivalents, end of
   period                            $    668,000   $    891,000
                                     =============  =============
Supplemental cash flow
   information
Cash paid during the period for
   interest                          $    206,000   $    192,000
                                     =============  =============

    See accompanying notes to consolidated financial statements.



During the first nine months of fiscal 2001:

Versus issued 1,000 shares of additional non-vested Employee Incentive Restricted Stock at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. During the same period in fiscal 2000, 15,500 shares were issued and 35,700 shares were repurchased. Unearned compensation of $160 and $6,400 was recorded for the stock issued in fiscal 2001 and 2000, respectively. Unearned compensation of $14,200 related to the repurchased shares was cancelled during the nine-months ended July 31, 2000.



              VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
                   July 31, 2001 (Unaudited)


Note 1  Basis of Presentation and Operations

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2001, the results of operations for the three- and nine-months ended July 31, 2001 and 2000, and cash flows for the nine-months ended July 31, 2001 and 2000. The results of operations for the three- and nine-months ended July 31, 2001, are not necessarily indicative of the results to be expected for the full year.

Management believes that cash balances and cash expected to be generated from revenues will be sufficient to meet the company's needs over the next twelve months. The third quarter cash consumed was $388,000 compared to $1,330,000 in the first two quarters of fiscal 2001.

Management further believes its products are gaining more acceptance in the marketplace and their advantages over competing products and technologies are better understood. The number of companies offering competing products in the company's area of expertise is lower now than in prior years. The company has prepared for this anticipated growth by creating the required infrastructure to deliver the solutions to its customers and building inventory in anticipation of future sales.

The company recently created a customer service group to fulfill the needs of its direct sales customers and further enhance its sales effort. Sales improvement is also expected from the addition of new resellers currently being developed.

In fiscal 2000 the company accepted certain contracts with extended payment terms to facilitate the launch of new products. At July 31, 2001 the total accounts receivable for customers with such extended terms amounted to $541,000. The company anticipates collecting these receivables over the next three fiscal quarters.

Note 2  Principles of Consolidation

The consolidated financial statements include the accounts of Versus and Olmsted Engineering Co., its wholly owned subsidiary. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Note 3  Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted-average number of shares outstanding during each period. Basic EPS excludes any dilutive effects of options, warrants, and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares) to the extent those shares have not yet been vested. Diluted EPS includes the effects of options, warrants, convertible securities, and contingently issuable shares. For the periods ended July 31, 2001 and 2000, Versus has not included the effects of options, warrants, convertible securities, and contingently issuable shares of 20,394,241 and 17,283,661 shares, respectively, in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted-average shares outstanding were 42,112,974 and 38,785,261 for the three-months ended July 31, 2001 and 2000, respectively, and 42,099,996 and 38,439,052 for the nine-months ended July 31, 2001 and 2000, respectively.

Note 4  Change in Accounting For Stock Options Issued to Non-employee
        Directors

As described in Note 10 to the consolidated financial statements included in Versus' 2000 Annual Report on Form 10-KSB, Versus has historically recorded the fair value of stock options issued to its non-employee directors as compensation expense. This method of accounting complied with the then existing accounting pronouncements and guidance provided by the SEC's staff. In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44). Under FIN 44, stock options issued to Versus' non-employee directors will receive the same accounting treatment permitted for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby no compensation expense is recorded. Versus adopted FIN 44 in fiscal 2000, as required. The adoption of FIN 44 resulted in a $238,000 cumulative adjustment for the total expense recorded in prior years through October 31, 1999, relating to non-employee Director options. This adjustment, effectively recorded as of November 1, 1999, is included in income (reduction of loss) for the nine-months ended July 31, 2000. The effect of the change for the three- and nine-months ended July 31, 2000, was to decrease the loss before cumulative effect of change in accounting principle by $0 and $17,000 (no effect on basic and diluted per share amounts) and the net loss by $0 and $255,000, respectively. The cumulative effect of the change in accounting principle impacted basic and diluted per share amounts favorably by $0.01 per share for the nine-months ended July 31, 2000.

Note 5  Restricted Stock Bonus Plan

During the nine-months ended July 31, 2001, the Company issued an additional 1,000 shares of the Company's common stock pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the nine-months ended July 31, 2001, amounted to $19,000.

Note 6  Related Party Transactions

Versus' and Olmsted's principal operating facilities are leased from an entity beneficially owned by Versus' President and CEO. Rent expense for the nine-months ended July 31, 2001 and 2000, amounted to $98,000 and $94,000, respectively.

Note 7  Costs and Estimated Earnings on Uncompleted Contracts

As disclosed in the notes to consolidated financial statements included in Versus' 2000 Annual Report on Form 10-KSB, revenue from IR (infrared) technology sales are primarily recognized when the related goods are shipped and all significant obligations of Versus have been satisfied (i.e., completed-contract basis). This method of accounting is followed because the typical direct sale arrangement is completed in a short period of time, and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. Versus departs from the completed-contract method and recognizes revenues and costs on the percentage-of-completion method for contracts not having the features described above. For such contracts, management believes the percentage-of-completion method recognizes the legal and economic results of contract performance on a more timely basis. Under this method, the percent of contract completion is determined by comparison of costs incurred to date to estimated total cost for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts.

As of July 31, 2001, and October 31, 2000, Versus was in the process of completing various sales and installation contracts. These contracts are accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings, and billings to date for the uncompleted contracts at July 31, 2001, and October 31, 2000.

                                              July 31,    October 31
                                                2001         2000
                                             ----------   ----------
Costs incurred on uncompleted contracts      $ 156,000    $ 17,000
Estimated earnings                             173,000      12,000
                                             ----------   ----------
                                               329,000      29,000
Less billings to date                          360,000      29,000
                                             ----------   ----------
Billings in excess of costs and
   estimated earnings                        $  31,000    $   -
                                             ==========   ==========


Billings in excess of costs and estimated earnings are classified as deferred revenue.

Note 8  New Accounting Standards Not Yet Adopted

In June 2001, the Financial Accounting Standards Board finalized FASB statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the company reclassify the carrying amounts of intangible assets and goodwill based on the criteria of SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment annually. In addition, SFAS 142 requires that the company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those
assets were initially recognized.   SFAS 142 requires the company to
complete a transitional goodwill impairment test six months from the date of adoption. The company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The company's previous business combinations were accounted for using the purchase method. As of July 31, 2001, the net carrying amount of goodwill was $1,572,000 and other intangible assets were $1,185,000. Amortization expense during the nine-month period ended July 31, 2001 was $312,000. At present, the company is currently assessing, but has not yet determined, the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

Note 9  Business Segment Information

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




Interim segment information is as follows:

                         Three Months Ended July 31,  Nine Months Ended July 31,
                                2001         2000          2001        2000
                            ------------ ------------  ------------ ------------
Revenues
   Data collection and
     processing             $ 1,129,000  $   844,000   $ 2,392,000  $ 2,336,000
   Systems design and
     engineering                116,000      160,000       375,000      413,000
                            ------------ ------------  ------------ ------------
   Consolidated total
     revenues               $ 1,245,000  $ 1,004,000   $ 2,767,000  $ 2,749,000
                            ------------ ------------  ------------ ------------
Cost of Revenues
  Direct Costs
   Data collection and
     processing             $(  381,000) $(  450,000)  $(  972,000) $(1,034,000)
   Systems design and
     engineering             (   85,000)  (  105,000)   (  251,000)  (  262,000)
                            ------------ ------------  ------------ ------------
   Total segment direct
     cost of revenues        (  466,000)  (  555,000)   (1,223,000)  (1,296,000)
  Indirect costs
   Depreciation and
     amortization            (   67,000)  (   77,000)   (  198,000)  (  229,000)
   Lease expense             (    5,000)  (    8,000)   (   18,000)  (   24,000)
   Insurance expense         (    5,000)  (    5,000)   (   15,000)  (   16,000)
   Warranty expense          (    1,000)  (    7,000)   (   10,000)  (   16,000)
   Other                     (   66,000)  (   42,000)   (  169,000)  (  105,000)
                            ------------ ------------  ------------ ------------
   Consolidated total
     cost of revenues       $(  610,000) $(  694,000)  $(1,633,000) $(1,686,000)
                            ============ ============  ============ ============
Segment Gross Margin
   Data collection and
     processing             $   748,000   $   394,000  $ 1,420,000  $ 1,302,000
   Systems design and
     engineering                 31,000        55,000      124,000      151,000
                            ------------ ------------  ------------ ------------
   Total segment gross
     margin                 $   779,000  $   449,000   $ 1,544,000  $ 1,453,000
                            ============ ============  ============ ============

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the three- and nine-month periods ending July 31, 2001, with comparisons to 2000 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Three Months Ended July 31, 2001 and 2000

Third quarter revenues were $1,245,000 or 24% above the fiscal 2000 level of $1,004,000. Infrared (IR) revenues of $1,129,000 were 34% above the same period fiscal 2000 level of $844,000. Reseller revenues accounted for 73% and 44% of the total IR revenues for the three-months ended July 31, 2001 and 2000, respectively. The IR revenues in fiscal 2000 were generated by 25 customers while in fiscal 2001 revenues were generated by 36 customers. During the third quarter of fiscal 2000, $379,000 of revenue was generated from Canadian sources. Canadian source revenue in the three-months ended July 31, 2001, was $17,000 as efforts were focused on completing the long term Canadian contracts already in progress to maximize their potential as marketing sites.

Cost of revenues as a percentage of revenues in the third quarter of fiscal 2001 decreased to 49% from 69% for the same quarter in fiscal 2000. The improved margin resulted from more shipments of higher margin products in fiscal 2001 and lower per unit costs resulting from higher volumes. Fiscal 2000 revenues also included lower margins associated with the third-party installation on the Womack Medical Center and higher-cost Canadian projects. The first six months of fiscal 2001 included higher one-time expenses to develop new badge technology used in components currently being shipped. The company expects the improved margins to continue to impact future results.

Research and development expenses at $180,000 were $20,000 higher than the three-months ended July 31, 2000. The increase was attributable to the development of next-generation badges.

Sales and marketing expenses for the third quarter of fiscal 2001 increased to $379,000 or 2% higher than the $370,000 for the three-months ended July 31, 2000.

General and administrative expenses of $323,000 were 17% above the $277,000 level for the three-months ended July 31, 2000. Higher professional fees were the primary cause of the increase.

In the third quarter of fiscal 2001, other income/(expenses), net increased by $12,000 from 2000 levels due to a lower interest rate on debentures.

Nine Months Ended July 31, 2001 and 2000

Revenues for the nine-months ended July 31, 2001, were $2,767,000 or 1% above the fiscal 2000 level of $2,749,000. Infrared revenues of $2,392,000 were 2% above the same period fiscal 2000 level of $2,336,000. Reseller revenues accounted for 69% and 44% of total IR revenues for the nine-months ended July 31, 2001 and 2000, respectively. After factoring out the long-term Canadian sales, the year-over-year sales growth was 17%.

Cost of revenues as a percentage of revenues in the first nine months of fiscal 2001 decreased to 59% from 61% for the same period in fiscal 2000. Product mix accounted for the major portion of this improvement.

Research and development expenses of $575,000 were $73,000 higher than the first nine months of fiscal 2000. Next-generation badges and new base board technology resulted from the increased research and development efforts.

Sales and marketing expenses for the nine-months ended July 31, 2001, increased to $1,258,000 or 12% higher than the same period in fiscal 2000. Higher trade show expense was responsible for the increase.

General and administrative expenses of $1,001,000 were 19% higher than the $843,000 level for the same period in fiscal 2000. Professional fees and shareholders expense (which includes proxy and annual report expenses) represented the majority of the increase.

In the first nine months of fiscal 2001, other income/(expenses), net increased $8,000 from 2000 levels due to lower interest rates on debentures.

Liquidity and Capital Resources

As of July 31, 2001, cash on hand was $668,000. The total decrease in cash for the nine months then ended was $1,718,000 compared to $1,504,000 in the same period in 2000. Net cash consumed in operations, before consideration of changes in working capital, was $1,409,000 compared to $1,097,000 in fiscal 2000. Working capital changes consumed $221,000 compared to $309,000 for the nine-months ended July 31, 2001 and 2000, respectively. Inventory increased $347,000 for the quarter ended July 31, 2001, in anticipation of meeting demand from our major resellers.

Management believes that cash balance and cash expected to be generated from revenues will be sufficient to meet the company's needs over the next twelve months. The third quarter cash consumed was $388,000 compared to $1,330,000 in the first two quarters of fiscal 2001.

Management further believes its products are gaining more acceptance in the marketplace and their advantages over competing products and technologies are better understood. The number of companies offering competing products in the company's area of expertise is lower now than in prior years. The company has prepared for this anticipated growth by creating the required infrastructure to deliver the solutions to its customers and building inventory in anticipation of future sales.

The company recently created a customer service group to fulfill the needs of its direct sales customers and further enhance its sales effort. Sales improvement is also expected from the addition of new resellers currently being developed.

In fiscal 2000 the company accepted certain contracts with extended payment terms to facilitate the launch of new products. At July 31, 2001 the total accounts receivable for customers with such extended terms amounted to $541,000. The company anticipates collecting these receivables over the next three fiscal quarters.

New Accounting Standards Not Yet Adopted

In June 2001, the Financial Accounting Standards Board finalized FASB statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the company reclassify the carrying amounts of intangible assets and goodwill based on the criteria of SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment annually. In addition, SFAS 142 requires that the company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those
assets were initially recognized.   SFAS 142 requires the company to
complete a transitional goodwill impairment test six months from the date of adoption. The company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The company's previous business combinations were accounted for using the purchase method. As of July 31, 2001, the net carrying amount of goodwill was $1,572,000 and other intangible assets were $1,185,000. Amortization expense during the nine-month period ended July 31, 2001, was $312,000. At present, the company is currently assessing, but has not yet determined, the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

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

PART II  OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds

(c) On June 7, 2001, the Board of Directors awarded an incentive stock option to purchase 5,000 shares of Versus' common stock to an employee under the 1999 Employee Incentive Stock Option Plan. The option vests over a five-year period and is exercisable for ten years from the date of the grant at $0.13 per share, which was the then current fair market value. This award was made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

Proceeds generated from the above transactions, if any, will be used as working capital for future operations.


Item 6  Exhibits and Reports on Form 8-K

Exhibit 99 (a)  Press Release - Versus Technology Reports Record
                Revenues

Exhibit 99 (b)  Press Release - Versus Technology Reports Record
                Revenues


There were no reports on Form 8-K during the nine-months ended July
31, 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS TECHNOLOGY, INC.

By:  /s/ Robert Butler                    By: /s/ Gary T. Gaisser
     Robert Butler                            Gary T. Gaisser
     Controller and Chief                     President and Chief
     Accounting Officer                       Executive Officer
     (Principal Accounting                    (Principal Executive
     Officer)                                 Officer)

Dated:  September 13, 2001




                                                      Exhibit 99 (a)
                              Press Release


Investors/Analysts please call:    Robert Butler,
                                   Chief Accounting Officer
Media please call:                 Stephanie Bertschy,
                                   Director of Marketing
                                   Versus Technology, Inc.
                                   (231) 946-5868


           VERSUS TECHNOLOGY REPORTS RECORD REVENUES
       Company announces preliminary sales of $1,237,000


Traverse City, Mich., August 3, 2001 - Versus Technology, Inc. (OTC BB: VSTI) announced preliminary revenues of $1,237,000 for the third quarter, 23% above revenues of $1,004,000 for the same period in 2000. Preliminary revenues for the nine-month period ended July 31, 2001, were $2,759,000 compared to $2,749,000 for the same period in 2000.

Sales of the Company's infrared products and services and CAD/CAM products generated the increased revenues for the period ended July 31, 2001. The Company's previous high quarterly revenues occurred in the quarter ended October 31, 2000, when the Company's revenues attributed to products and services totaled $1,104,000. The Company expects to file its 10-QSB approximately September 7, 2001, at which further details will be disseminated.

Versus Technology, Inc. (http://www.versustech.com) (Versus) is a developer of leading-edge technology used for process improvement in the healthcare, security, government, and corporate markets. Versus' core technology makes locating systems more precise, security systems more intelligent, data collection routines automatic, and asset management systems more efficient. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities, and other complexes, permit the automatic and accurate registry of essential management and business information. By monitoring the precise location of personnel or equipment and automatically recording events associated with their locations, the systems offer real-time asset and staff locating, automatic data collection, access/egress control, and two-way communication capabilities. Versus' proprietary locating systems are sold primarily through an expanding international network of resellers who market Versus' products as enhancements to their existing product lines.

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



                                                       Exhibit 99 (b)
                              Press Release


Investors/Analysts please call:  Robert Butler,
                                 Chief Accounting Officer
Media please call:               Stephanie Bertschy,
                                 Director of Marketing
                                 Versus Technology, Inc.
                                 (231) 946-5868


               VERSUS TECHNOLOGY REPORTS RECORD REVENUES
   Third quarter revenues of $1,245,000 represent highest product and services sales in Versus' history


Traverse City, Michigan, September 7, 2001 - Versus Technology, Inc. (OTC BB: VSTI) announced revenues of $1,245,000 for the third quarter, 24% above revenues of $1,004,000 for the same period in 2000. Sales of the Company's infrared products and services and CAD/CAM products generated the increased revenues. The Company's previous high quarterly revenues occurred in the quarter ended October 31, 2000, when the Company's revenues attributed to products and services totaled $1,104,000.

In its recently filed 10-QSB Versus reported that third quarter infrared revenues were $1,129,000 or 34% above the $844,000 recorded in the same period of 2000. Reseller revenues accounted for 73% of the 2001 infrared revenues compared to 44% in the second quarter of fiscal 2000. Direct infrared revenues and CAD/CAM revenues accounted for the balance of the total revenues in both periods.

The loss for the quarter ended July 31, 2001 was $289,000 compared to a loss of $551,000 for the same period in 2000. The lower loss was attributed to higher sales volume and improved margins due to product sales mix and lower costs of revenues. Increased operating costs included higher research and development expenses for new badge development and higher general and administrative expenses attributed to higher professional fees.

Revenues for the nine-month period ended July 31, 2001, were $2,767,000 compared to $2,749,000 for the same period in 2000. Infrared revenues of $2,392,000 were 2% ahead of the $2,336,000 recorded in the first nine months of fiscal 2000. Reseller revenues accounted for 69% of total infrared revenues in 2001 and 44% in 2000. CAD/CAM revenues were $375,000 compared to $413,000 for the same nine-month period in fiscal 2000.

The nine-month loss was $1,835,000 or $0.04 per share compared to the fiscal 2000 loss (before the effect of an accounting change in the treatment of stock options) of $1,549,000 or $0.04 per share. Increased operating costs accounted for the increased loss for the nine months ended July 31, 2001. The higher operating costs included increased expenses for new badge development including some one-time costs, increased sales and marketing expenses as the company increased its trade show exposure, the implementation of a customer service and support group, and higher general and administrative expenses attributed to increased professional fees.

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



                           VERSUS TECHNOLOGY, INC.
                    Consolidated Statement of Operations
                               (Unaudited)

                        Three Months Ended July 31,   Nine Months Ended July 31,
                               2001         2000           2001          2000
                            ------------ ------------  ------------ ------------
Revenues                    $ 1,245,000  $ 1,004,000   $ 2,767,000  $ 2,749,000

Operating expenses

   Cost of revenues             610,000      694,000     1,633,000    1,686,000

   Research and
      development               180,000      160,000       575,000      502,000

   Sales and marketing          379,000      370,000     1,258,000    1,124,000

   General and
      administrative            323,000      277,000     1,001,000      843,000
                            ------------ ------------  ------------ ------------
                              1,492,000    1,501,000     4,467,000    4,155,000
                            ------------ ------------  ------------ ------------
Loss From Operations         (  247,000)  (  497,000)   (1,700,000)  (1,406,000)
                            ------------ ------------  ------------ ------------

Other Income (Expenses):

   Interest income                9,000       14,000        59,000       61,000

   Interest expense          (   56,000)  (   68,000)   (  191,000)  (  198,000)

   Other (net)                    5,000         -       (    3,000)  (    6,000)
                            ------------ ------------  ------------ ------------
                             (   42,000)  (   54,000)   (  135,000)  (  143,000)
                            ------------ ------------  ------------ ------------
Loss before cumulative
   effect of change in
   accounting principle      (  289,000)  (  551,000)   (1,835,000)  (1,549,000)

Cumulative effect of
   change in accounting
   principle                       -            -             -         238,000
                            ------------ ------------  ------------ ------------
Net Loss                    $(  289,000) $(  551,000)  $(1,835,000) $(1,311,000)
                            ============ ============  ============ ============
Basic and diluted per
   share amounts:

Loss before cumulative
   effect of change in
   accounting principle     $(   .01   ) $(   .01   )  $(   .04   ) $(   .04   )

Cumulative effect of
   change in accounting
   principle                      -             -            -           .01
                            ------------ ------------  ------------ ------------
Basic and Diluted Net
   Loss Per Share           $(   .01   ) $(   .01   )  $(   .04   ) $(   .03   )
                            ============ ============  ============ ============

Please refer to the 10-QSB filed with the Securities and Exchange Commission September 13, 2001, for additional details.
