Form 10KSB
period 2001-10-31
VERSUS TECHNOLOGY INC
filed 2002-01-23
CIK 842638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-KSB

  (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934

           For the fiscal year ended October 31, 2001

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements included in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for its most recent fiscal year were $3,860,000.

The aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $3,461,453 as of January 11, 2002.

As of January 11, 2002, the issuer had outstanding 42,223,499 shares of common stock.

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

Item 10  Executive Compensation

Item 11 Security Ownership of Certain Beneficial Owners and Management

Item 12  Certain Relationships and Related Transactions

Item 13  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index






                                 PART I


ITEM 1 - DESCRIPTION OF BUSINESS

Versus Technology, Inc. ("Versus" or the "Company") and its wholly owned subsidiary, Olmsted Engineering Co. ("Olmsted") operate in two business segments: location data collection, utilization, and processing (previously referred to as data collection and processing); and software engineering for the tool and die market (previously referred to as systems design and engineering). Versus' operations are located in one facility in Traverse City, Michigan.

Versus develops and markets leading-edge technology for location data collection which is used by Original Equipment Manufacturers (OEM) in the healthcare, security, government, and corporate facility markets to enhance their product offerings. Versus' core technology makes locating and call systems more precise, security systems more intelligent, data collection routines automatic, and asset management systems more efficient. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities, and other complexes, permit the automatic and accurate registry of essential management and business location information. By monitoring the precise location of personnel, patients, or equipment and automatically recording events associated with their locations, the systems offer real-time asset and staff/patient locating, automatic data collection, access/egress control, and two-way communication capabilities. Versus' proprietary locating systems are sold primarily through an expanding international network of resellers who market Versus' products as enhancements to their existing product lines.

(a)  Business Development and Principal Products

Versus Technology, Inc. is a Delaware corporation originally formed in October 1988. Versus' primary focus is now the manufacture and distribution of proprietary software and components to support its locating systems.

In fiscal 2000, significant changes occurred in the nurse call market which has been Versus' primary focus. Hill-Rom Services, Inc. (Hill-Rom) and Executone (formerly major competitors of Versus) started to convert their locating technology from proprietary systems to the open architecture of Versus Technology's locating systems. Hill-Rom had signed a license agreement with Versus in September of 2000 and the healthcare division of Executone was purchased by Grinnell Fire Protection, a company owned by Tyco
International, which also owns Zettler (now known as SimplexGrinnell). Zettler has been a Versus reseller for several years. In fiscal 2001, Versus developed and introduced new badge technology utilizing Programmable Integrated Circuit
(PIC) chips. This technology allowed Versus to meet new customer demands in a timely fashion as orders were received from Hill-Rom and Executone during the year.

Versus further enhanced its new cordless "Communication Suite" (formerly known as Cordless Nurse Call) product during fiscal 2001. The product was introduced in Canada in fiscal 2000 and Versus launched the product to other markets in fiscal 2001.
The Communication Suite's primary feature is its ability to provide a mobile alert/call button for the wearer of a Versus Personnel Badge. In the healthcare market, the Communication Suite provides a vital link between a caregiver and a patient. With traditional nurse call systems, a patient was only able to contact his/her nurse within reach of the nurse call cord. However, with the aid of Versus' badges and Communication Manager software, the patient is able to summon assistance wherever he/she may wander within the facility. The Communication Suite increases a patient's freedom and safety through its constant connection of the patient to the caregiver. The Communication Suite integrates with pocket pagers to aid in the dissemination of patient calls and enhance the efficiency of caregivers. By providing patients with a mobile call button, caregivers can attend to other patients or duties secure in the knowledge that if a patient needs assistance, they will receive the call via their pager explaining WHO needs assistance and WHERE they are; e.g., "John Smith needs assistance in the 2nd floor dayroom."

The Communication Suite applications can be utilized by acute care hospitals and operating rooms when combined with a traditional nurse call system, outpatient clinics, long-term care facilities, and skilled nursing facilities as a stand-alone system. This new product launch should help Versus penetrate new markets and remain the leading provider of locating systems for the automatic registry of staff for nurse call systems. To date, Versus' systems are integrated into the top five of the six major nurse call systems (SimplexGrinnell, Executone, Rauland-Borg, Dukane, and West-Com), and has a license agreement with the sixth - Hill-Rom. Versus is the dominant provider of wireless tracking solutions for healthcare facilities, supplying systems and components for hundreds of hospitals in North America and abroad.

Versus continued to expand the manner in which its technology can be applied by integrating its technology with third-party emergency department information systems (EDIS). Beginning in 2000 with its first EDIS integration with Healthcare IT (a Charlotte, N.C. based company that specializes in developing and providing reasonably priced, easy-to-use clinical software for hospital Emergency Departments), Versus' locating technology created a market advantage for Healthcare IT. This small company strategically won sales over larger EDIS companies because of the automatic patient-locating feature supplied by Versus. In just two years, Versus grew from holding no market share in Emergency Department (ED) tracking to, in our knowledge, being the sole provider of passive real-time patient tracking within the ED. Versus' technology has not only been integrated in ED installations with Healthcare IT, which has six ED installations with tracking, it has also been integrated into installations with Cerner Corporation (NASDAQ CERN) and is pursuing a pilot installation with ibex Healthdata Systems, Inc. Market potential for ED patient tracking is estimated at $145 million. The Kennedy Group reports that the greatest challenge for all EDs is patient tracking and patient turnaround time. Versus provides a proven solution for automatic, real-time location data on patients, which provides up-to-the-minute information on what rooms are available, how long a patient has been waiting, and a track log of a patient's whereabouts (Did he go to x-ray?). This dynamic location-based information provides a tool for better staffing, scheduling, and monitoring of bottlenecks in the ED at any time of day, resulting in a more efficiently run ED.

Alaris Medical Systems, San Diego, California is a leading IV pump manufacturer, with sales in excess of $400 million per year. Over the past two years, Versus has been working with Alaris to develop an equipment tracking (IV pumps) solution. At the recent ASHP show in New Orleans, LA, Versus demonstrated the ability to transmit Alaris IV pump data over the standard Versus network providing a lower cost alternative to current wireless technology, with the additional benefit of offering real-time tracking. In the current wireless environment of healthcare, 900 MHz spread spectrum is a widely utilized network. In an effort to establish market differentiation and to leverage existing Versus networks, Alaris is committed to the integration and marketing of Versus real-time tracking/locating as a comprehensive Asset Management package.

(b)  Business of the Issuer

Versus currently operates in two business segments:
    *  location data collection, utilization, and processing
       ("IR/RF Locating" systems)
    *  software engineering for the tool and die market
       (Software Engineering)


   (1)  Principal Products and Services

Location Data Collection, Utilization, and Processing Segment

Infrared (IR) technology-based systems are the primary products of Versus. The IR/RF-based systems can be used to monitor and locate people and equipment, control access to secured areas passively, and record information regarding these events and activities. The technology owned or licensed by Versus is incorporated in various forms from components to entire assemblies in nurse call, EDIS, and asset control systems marketed under the following partial list of trade names:

   OWNER OF
   TRADEMARK               TRADEMARK                APPLICATION
-------------------  -------------------------  -------------------
Versus Technology,   Nightingale (tm)           Asset Management
Inc.                 PhoneVision (tm)           Personnel/Equipment
                     Versus Information System  Tracking
                     (VIS(tm))
                     Eagle Eye(tm)              Anti-Theft

Rauland-Borg         Responder IV(r)            Nurse Call

Dukane Corp.         ProCare(r) 6000            Nurse Call

SimplexGrinnell      Sentinel 500(r)            Nurse Call
(Zettler and         Sentinel Touch(r) System
Executone)           LifeSaver (tm)
                     Healthcare Communications
                     Platform (HCP)(tm)

Jeron Electronics    Provider(r) 680            Nurse Call
Systems

Healthcare I.T.      EDTracker(tm)              EDIS

Cerner Corporation   FirstNet(r) Emergency      EDIS
                     Medicine Information
                     System

ibex Systems         PulseCheck(r)              EDIS

Alaris Medical       Alaris(tm) Asset Tracker   Asset Tracking
Systems



The Versus system is a scaleable and easily expandable locating system. The system infrastructure is composed of proprietary sensors networked by standard telephone-type cable. Once the infrastructure is installed in a facility, a number of software clients are available to maximize the system's tracking abilities. Some software clients currently available for sale are:

  * Data Server - The central server component of every VIS system configuration. It acts as a storage area for the location-related data retrieved from the VIS network.
  * Reports Plus - Several useful reports that can be used for the analysis of the movement of items and people. Reports include: Time Together by Zone, Tracking Detail by Badge, Location Summary Information, Low Battery, Alarms Report, Percent Utilization, and Last Known Location.
  * Floorplan View - Customized floor plan views of real-time location data on a computer monitor.
  * List View - Custom list views of real-time location data sorted and configured to the customer's requirements and displayed on a computer monitor.
  * Badge Shift Manager - Provides ability to reconfigure badges automatically throughout the day at user-definable times.
  * Communication Suite (formerly Cordless Nurse Call) - Enables a badge button press to issue a pager message, send a pop-up message to specified computer screens, play a sound file on specified computers, or activate relay-controlled devices.
  * Audio/Visual Service - Provides pop-up window and/or sound notification of a pre-defined event on networked PC's.
  * Customized Reports - Custom reporting built to facility specifications.
  * Event Monitor - Provides customizable logic response to system events.
  * BT/L Monitor - Provides customizable relay control according to security levels.
  * Relay Control Service - Provides customizable relay control according to badge types.
  * QuickStat View - Provides current location of all badged equipment (including inactive) sorted by equipment type.
  * Room Status Monitor - Displays and updates room status information such as availability and cleanliness/sterility.
  * PhoneVision(tm) - Allows real-time location information to be retrieved via the telephone. Personnel and/or equipment can be easily located using the keypad.
  * Time Monitor - Visibly changes the appearance of an icon on a computer monitor based on programmable events such as time waiting.

A lightweight badge (worn by staff or patients, or attached to equipment) emits an infrared (IR) light and radio frequency (RF) signal encoded with information. Sensors, mounted throughout a facility, pick up this signal maintaining the contact between the system and staff or patient and/or equipment. The emitted signal's code is matched to the sensor's unique code allowing the system's software to determine the badge's location, which can then be graphically portrayed or listed on an ordinary computer monitor.

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

The IR products provide a hands-free (also referred to as passive) personnel/patient and/or equipment locating system designed to locate and manage assets and personnel in medical environments and other professional settings. Once armed with the location information, the system provides a wide range of possibilities for the efficient management of critical and expensive assets. The system can reduce personnel and equipment response times, thus reducing overhead expenditures and increasing utilization by locating high-cost personnel and equipment and providing needed facility scheduling information.

The system's software also is designed to make intelligent decisions regarding personnel and/or assets as they enter or leave an area, providing Versus with a unique feature previously unavailable in the security industry.

Versus believes its proprietary position, coupled with low-cost manufacturing, has positioned its price well below its primary competitors in the IR locating segment of the medical industry. Coupled with the conversion of one of its former major competitors and the potential conversion of its remaining one to its proprietary open architecture, Versus believes it holds the majority of this market's potential. The non-specific location provided by RF locating technology (the major competing technology) limits its use in information management systems that require precise location data. Unlike IR waves, RF waves will penetrate through objects, thus making it impossible to pinpoint the specific locations of people and equipment. Combining RF and IR provides a full-time supervisory signal, even if the IR signal is blocked due to the badge being covered. Versus' IR product is assembled from a number of components ranging from off-the-shelf computers to production-line circuit boards, injection-molded cases, software, and ethernet concentrators.

Software Engineering for the Tool and Die Segment

Under the Olmsted name, Versus sells and maintains the ACU*CARV(r) product line. ACU*CARV(r) is an integrated family of Computer
Aided Manufacturing (CAM) software programs used to operate computer numerically controlled (CNC) machines, mainly in the mold, die, and pattern making industries.

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

  (2)  Marketing and Distribution

IR/RF Locating Systems

Versus' primary distribution method for the locating system product is through resellers and OEM's who sell and install the systems under a variety of different brand names. Versus also employs an internal sales staff that, in addition to supporting reseller efforts, focuses on sub-acute facilities and single floor units, and those facilities with no major allegiance to a channel reseller. The inside sales force also follows up potential business in non-healthcare markets. Although Versus still intends to sell directly to end users, reseller sales are expected to contribute the majority of Versus' future IR revenues.

Currently, the healthcare market is primarily targeted for penetration due to initial successes and existing interest. In early 2000, Versus announced its entry into the security products market and the launch of its Eagle Eye(tm) product line. The Company experienced limited success in penetrating the market, which proved to be more fragmented and less profitable than originally anticipated. In December 2000, the security sales organization was eliminated in favor of refocusing resources on the Company's core healthcare market segment. The security products developed (Eagle Eye(tm) and Eagle Eye(tm) Direct) remain available and it is the Company's intention to seek a security industry partner better positioned to maximize the potential of the security market.

Other potential markets for the IR and IR/RF locating technology are:

    Customer               Needs                  Solution
----------------  ------------------------- -------------------------
Manufacturing     Just-in-time component    Equipment tags on
Facilities        delivery to a production  components, product and
                  line, product inventory   spare parts tracked by
                  control, and major spare  the locating system.
                  parts location.

Office Complexes  Billing accuracy and      File tags, personnel
                  completeness, staff       badges, and the locating
                  tracking, and telephone   system with intercom,
                  call transfer.            PhoneVision(tm), and
                                            door lock options.

Government        Staff and visitor         Personnel badges and the
Buildings         tracking and access       locating system with
                  control.                  intercom, PhoneVision(tm)
                                            and door lock options.

Food Service      Hand washing compliance   Personnel badges, the
                  monitoring.               locating system with
                                            unique soap dispensers.

Schools           Personnel tracking and    Personnel badges, the
                  access control.           locating system with
                                            intercom, PhoneVision(tm),
                                            and door lock options.

Courthouses       Guard security, access    Personnel badges for
                  control, panic button,    judges and law
                  file tracking and asset   enforcement officers to
                  tracking.                 know location and ability
                                            to have call button if
                                            away from their
                                            courtroom.  File,
                                            evidence, and asset
                                            tracking.

Airports/        Staff tracking for         Personnel and asset tags
Airplanes        security purposes, mobile  for real-time location
                 alert call for             and for access/egress
                 threatening situations.    approval to specific
                                            areas.  Ability to call
                                            for help or to alert
                                            security staff of a
                                            volatile situation.


Software Engineering Segment

The ACU*CARV(r) product line is marketed to both existing users of the products and potential new customers through direct sales efforts, related internet software sites, and mailings of trial/demo CD's. Versus also markets CAD/CAM software for third parties. Versus' cellular products are marketed through independent distributors.

  (3)  New Products or Services

In fiscal 1999 and 2000, Versus introduced a number of IR/RF technology-based products and product enhancements. In 2001, efforts were focused on improving these products, particularly the Room Ready product, which was re-introduced as the Remote Station, and the Cordless Nurse Call product, which was launched in the U.S. market as the Communication Suite. Versus' initial security market offerings (Eagle Eye(tm) Network, Eagle Eye(tm) Direct, and Perimeter Alarm Sentinel (PAS)) are still available as Versus searches for a security industry partner to facilitate entry in that market.

During fiscal 2001, Versus completed the first generation of its Application Specific Integrated Circuit (ASIC) chip. The ASIC chip is expected to produce lower costs without any loss in product utility. The combination of the ASIC chip technology and the newly developed PIC chip technology means Versus can now economically meet the needs of not only its present customers but also the needs of new customers in the years to come.


  (4)  Competitive Business Conditions

At the time of this filing, Versus is not aware of any significant competition in the IR/RF locating market, although competing technologies do exist. In fiscal 2000, Versus was awarded the Frost and Sullivan Market Engineering Leadership Award for the U.S. Wireless Location/Tracking Technologies Market based on its commanding 48% share of the market. The U.S. Wireless Location/Tracking Technologies Market is made up of companies that offer systems that identify, locate, and track people and assets. In addition to Versus, there were two companies (Executone and Hill-Rom) that had secured positions in the locating segment of the nurse call market. As reported elsewhere in this filing, Versus and Hill-Rom entered into a Non-Exclusive Patent License Agreement and the Healthcare Division of Executone was acquired by Grinnell Fire Protection (a Versus customer) in 2000. This effectively means that Versus appears to be the only significant player left in the IR/RF locating industry due, in part, to the strong patent position Versus holds.

There are products directly competitive with Versus IR technology and other products that perform functions similar to this technology, including RF paging and communication systems, ultrasound and RF badges, magnetic strip systems, and hard-wired communication systems. Versus believes that its infrared technology has distinct competitive advantages over RF-only based and other similar systems. In some applications, these competitive systems may be a cost-effective alternative. However, when the customer considers adding equipment location, communication, and access control all in one system, Versus' products are generally considered the best solution.

While competition is extensive in the overall CAD/CAM market, competition within the relatively narrow market segment serviced by Versus is more limited due to the specialized and highly technical niche group being served.

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

During 2000, Versus achieved ISO 9001 accreditation - a key step in its strategy of leading the location technology industry.
Versus continued accreditation by successfully completing two surveillance audits in 2001.

The ACU*CARV(r) product line is not dependent upon the availability of raw materials.

  (6)  Material Customers

Versus currently has five large, and a number of smaller, resellers. Each reseller has an existing distribution channel and experience with integrating other vendor products within its product line and bringing those products to market within a short time period. Resellers with existing international distribution channels are targeted. A reseller's sales volume of Versus IR products determines its pricing level. The product is sold on 30-day terms and a one-year warranty applies to all Versus components sold to resellers. The reseller network accounted for 11% of Versus' existing $193,000 backlog at October 31, 2001, and 70% of the $3,382,000 of IR products and services revenues for fiscal 2001. Three customers in this group accounted for 57% of Versus' total IR product and services revenues in fiscal 2001 compared to three customers accounting for 46% of the total Company revenues for fiscal 2000. The reseller network is presently composed of a number of major nurse call suppliers to the healthcare industry that have signed agreements with Versus to acquire its products for use in their nurse call systems. Versus negotiates with potential new resellers on an ongoing basis.

Versus does not normally offer extended payment terms to its customers and normally adheres to its warranty policy.
Consistent with industry practice, Versus maintains inventory of both components and finished products that it believes to be sufficient to satisfy foreseeable customer requirements.

At October 31, 2001 and 2000, respectively, Versus had backlogs of approximately $193,000 and $258,000.

Approximately 12% of Versus' revenues for the fiscal year ended
October 31, 2001, were attributable to the Software Engineering segment. These revenues resulted from a large number of customers, none of which is considered to be a material customer.

No material portion of Versus' business is seasonal. No material portion of Versus' business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. During the last two years, inflation has not had any significant impact on Versus' business.

  (7)  Patents, Trademarks, Licenses, and Franchises

Versus holds and licenses several United States patents and/or trademarks covering IR and IR/RF locating technologies, ACU*CARV(r) software products, and certain cellular technologies. Versus also holds patents in other countries for these products.

Versus believes that the patents that form the intellectual property framework of the Versus dual-technology IR/RF locating systems allow strategic process/device instruments to leverage Versus' broad-based prior art, giving it possibly the most comprehensive protection in the locating marketplace. Versus owns or has exclusive rights to patents that cover the following applications:
  * Locating system architectures based on infrared (IR) light as managed by a central processor (in most cases, a Windows-based PC).
  * Data collection processes and devices for local area networks utilizing TCP/IP (the basis of the Internet) for the acquisition and distribution of location and event information.
  * User interface to the benefits of location and event information via the nearest telephone.
  *  Intra-facility multi-path time of arrival (Global
     Positioning System style) and proximity (spherical zone) RF locating processes which are used to supervise the IR signal and provide coordinate type location for crucial emergency event management such as patient nurse call or officer down systems.
  * Techniques to overcome the potential for transmission collisions when many locating tags are in the same locale by continuous randomization of locator signals as opposed to the simplistic "fixed unique interval" technology, thereby ensuring proper transmission separation in large-scale applications.
  * Techniques to utilize "Touch Memory" to correlate an object to a locator tag providing a low-cost method of assigning a unique, pre-assigned identifier (such as a driver's license or social security card) to a Versus locator.
  *  High-precision sensing devices for special applications.

Some of these patents lay a framework for an inter-operative locating system while others embrace and extend that vision by defining components of the system that interface with both the user and the facility.

Versus believes these patents provide our potential partners with the broadest possible protection of their investment in Versus locating systems.

During 2000, Versus entered into a Non-Exclusive Patent License
Agreement with Hill-Rom. Versus intends to pursue other license/royalty revenues to maximize its potential revenue streams.

  (8)  Government Approvals

Versus undergoes FCC certification and testing on its new IR products on an ongoing basis. Its Olmsted product lines do not require government approvals. CAT products are registered and comply with all relevant FCC regulations for commercial and residential premises.

  (9)  Government Regulations

Versus does not believe that existing or reasonably foreseeable governmental regulations will have a material adverse effect upon its business. The move to more security-conscious buildings may in fact positively affect Versus' potential sales.

  (10)  Research and Development

Versus' expenditures for research and development during fiscal 2001 were $728,000. This compares with $799,000 that was expended during fiscal 2000. Fiscal 2001 expenditures were for development of new badge technology utilizing Programmable Integrated Circuit (PIC) chips and further enhancement of the Communication Manager (formerly Cordless Nurse Call) and security product lines. Fiscal 2000 expenditures were for the development of Cordless Nurse Call, new badges incorporating the ASIC chip, and security applications including Eagle Eye(tm) and Eagle Eye(tm) Direct.


  (11)  Environmental Compliance

Compliance with federal, state, and local provisions that have been enacted or adopted to regulate the protection of the environment should not have a material effect upon the capital expenditures, earnings, and competitive position of Versus. Versus does not expect to make any material expenditures for environmental control facilities in the succeeding fiscal year (fiscal 2002).

  (12)  Number of Employees

At October 31, 2001, Versus had 39 employees, 35 of which worked on a full-time basis. Of its full-time employees, 11 were engaged in systems design, manufacturing, and engineering relating to both business segments, 16 in marketing, sales, and sales administration, and 8 in general and administration.

None of Versus' employees are covered by a collective bargaining agreement. Versus has never experienced any labor disruptions or work stoppages and considers its employee relations to be good.

  (13)  Risk Factors

This report contains forward-looking statements based on Versus' current expectations, assumptions, estimates, and projections about the Company and its industry. These forward-looking statements involve numerous risks and uncertainties. Versus' actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. Versus undertakes no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. In addition to the other information in this Form 10-KSB, the following risk factors should be considered carefully in evaluating Versus Technology, Inc.

Risks Relating to History of Operating Losses

Versus is subject to risks associated with technology companies, including losses related to new ventures, uncertainty of revenues, profitability, and the need for additional funding. Versus has a history of operating losses. Versus incurred a loss of $2,132,000 in the fiscal year ended October 31, 2001. There can be no assurance that new product sales will be profitable, that existing product sales will either continue at historical rates or increase, that Versus will achieve profitable operations, or that new products introduced by Versus will achieve market acceptance. See "Management's Discussion and Analysis."


Risks Relating to Future Capital Needs and Uncertainty of
Additional Funding

Versus has expended, and will continue to expend in the future, substantial funds to complete the research, development, manufacturing, and marketing of its products. In January 2002, Versus entered into a line of credit with a bank to finance working capital requirements. This commitment will allow Versus to borrow up to $500,000, depending on the balance of eligible accounts receivable, and increases up to $1,000,000 if certain financial projections are met by Versus and assuming renewal of the current line of credit upon its maturity in November 2002. Based on its current staffing level and product development schedule, Versus anticipates that its working capital (including available line of credit borrowings) and funds anticipated to be derived from sales should be adequate to satisfy its capital and operating requirements over the next twelve months. This estimate is based upon the assumptions that sales meet internal projections. Adequate funds, whether through financial markets or from other sources, may not be available when needed or on terms acceptable to Versus. In the event that Versus is not able to obtain additional funding on a timely basis, Versus may be required to scale back or eliminate certain or all of its development, manufacturing, or marketing programs. Any of these actions could have a material adverse effect on Versus' results of operations.

Risks Relating to Emerging Market; Product Concentration

The market for IR locating systems is emerging. Although systems have been installed in multiple industry applications, to date the demand for infrared locating systems has been primarily limited to hospital markets and, in this market, sales to date have been limited. There can be no assurance that the market for such products will grow at a rate sufficient to support Versus' business. Versus expects that its revenues will become dependent upon IR locating systems. A failure to achieve substantial sales of IR locating systems, as a result of competition, technological change, or other factors, would have a material adverse effect on Versus' results of operations in the future.

Risks Relating to Rapid Technological Change; Reliance on
Continued Product Development

The technology industry in general is characterized by rapidly changing technology. Versus must continuously update its existing and planned products to keep them current with changing technologies and must develop new products to take advantage of new technologies that could render Versus' existing products obsolete. Versus' future prospects are highly dependent on its ability to increase the functionality of its products in a timely manner and to develop new products that address new technologies and achieve market acceptance. There can be no assurance that Versus will be successful in these efforts. If Versus were unable to develop and introduce such products in a timely manner due to resource constraints or technological or other reasons, this inability could have a material adverse effect on Versus' results of operations. Due to the uncertainties associated with Versus' emerging market, there can be no assurance that Versus will be able to forecast product demand accurately or to respond in a timely manner to changing technologies and customer requirements.

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

Risks Relating to Management of Growth

Versus has recently expanded its core operations. Versus' growth in business has placed and, if sustained, will continue to place a substantial burden on its managerial, operational, financial, and information systems. In particular, the growth of Versus' business has required and, if sustained, will continue to require the employment of additional engineering personnel. There can be no assurance that Versus will be able to hire employees with the necessary qualifications. The future success of Versus also depends upon its ability to attract and retain highly skilled managerial, sales, marketing, and operations personnel. Competition for such personnel is intense, and there can be no assurance that Versus will be successful in attracting and retaining such personnel. There can be no assurance that Versus' management will be able to manage future expansions, if any, successfully, or that its management, personnel, or systems will be adequate to support Versus' operations, or will be implemented in a cost-effective or timely manner. Versus' success depends, to a significant extent, on the ability of its executive officers and other members of senior management to respond to these challenges effectively. If Versus is unable to manage growth effectively, such inability could have a material adverse effect on Versus' business, results of operations, and financial condition.

Risks Relating to Limited Protection of Proprietary Technology

Versus regards its technology as proprietary and attempts to protect it under applicable patent, copyright, and trade secret laws, as well as through contractual restrictions on disclosure, use, and distribution. There can be no assurance that patents will not be challenged or that trade secrets will remain undisclosed, that its non-disclosure agreements will not be breached, that there will be adequate remedies for any such breach, or that Versus' systems, processes, and operations will not be reverse engineered or independently developed. It may be possible for unauthorized third parties to copy Versus' products (notwithstanding the existence of any non-disclosure agreement) or to reverse engineer or obtain and use information that Versus regards as proprietary. There can be no assurance that Versus' competitors will not independently develop technologies that are substantially equivalent or superior to Versus' technologies. Any access to or use by competitors of Versus' technology could have a material adverse effect on Versus. In addition, Versus is not aware of any claims that it is infringing intellectual property rights of third parties, but there can be no assurance that Versus will not face a claim that it is infringing the intellectual property rights of others. There can be no assurance that Versus will be successful in any resulting litigation or obtain a license on commercially reasonable terms, if at all, or will not be prevented from engaging in certain activities. Defense and prosecution of infringement claims can be expensive and time consuming, regardless of outcome, and can result in the diversion of substantial financial, management, and other resources of Versus. In addition, the laws of certain countries in which Versus' products may be distributed do not protect Versus' products and intellectual rights to the same extent as the laws of the United States.

Risks Relating to Control by Existing Stockholders; Anti-
Takeover Provisions

Versus' directors and officers collectively beneficially own in the aggregate approximately 31.8% of Versus' outstanding Common Stock. Certain principal stockholders are directors or executive officers of Versus. As a result of such ownership, these stockholders will be able to exercise a degree of control with respect to matters requiring approval by the stockholders of Versus, including the election of directors. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Versus.

Risks Relating to Limited Market for Common Stock; Possible
Volatility of Stock Price

Versus' Common Stock is not currently traded on any exchange or quoted on the NASDAQ National or NASDAQ Small Cap markets. Trading is presently conducted through broker-dealers on the OTC Bulletin Board. No assurance can be given that an active public market will exist in the future. Factors such as announcements of the introduction of new or enhanced products by Versus or its competitors and quarter-to-quarter variations in Versus' results of operations, as well as market conditions in the technology and emerging growth company sector, may have a significant impact on the market price of Versus' shares. Further, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high-technology companies, and that often has been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the price of the Common Stock.

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

Risks Relating to Sales of Common Stock Issuable Upon Exercise of Options, Warrants and Conversion of Debentures, and Sales of Other Shares

Versus currently has outstanding stock options to purchase an aggregate 5,223,105 shares of Common Stock and warrant agreements to purchase an aggregate 2,500,000 shares of Common Stock. Versus also has outstanding debentures convertible into 12,000,000 shares of Common Stock. Subsequent to the exercise of such options, warrants, or conversion privileges, and to the issuance of shares of Common Stock there under, such shares may be offered and sold by the holders thereof subject to the provisions of Rule 144 under the Securities Act, or pursuant to an effective registration statement filed by Versus. The sale or potential sale of these shares of Common Stock, or the issuance of additional shares of common stock could have the effect of reducing the market price of Versus' Common Stock.

Risk Relating to No Dividends

Versus has never declared or paid dividends on its Common Stock since its formation. Versus currently does not intend to pay dividends in the foreseeable future. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors.

(c)  Reports to Security holders

Versus is a reporting company under the Securities and Exchange Act of 1934 and files reports on forms 10-KSB, 10-QSB and Proxy Statements with the Securities and Exchange Commission (SEC). These reports may be viewed at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of Public Reference Room by calling the SEC at 1-800-SEC-0330. Versus is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Other information on Versus and the Company's products is available at http://www.versustech.com.

ITEM 2 - DESCRIPTION OF PROPERTY

In December 1996, the Company moved its principal operating facilities to a building that is owned by Traverse Software Investment, L.L.C. (TSI), a limited liability company controlled by the President and Chief Executive Officer of the Company. Versus is obligated under a five-year lease agreement, which requires aggregate total annual rents of $135,000, increasing 4% annually after the first year.

ITEM 3 - LEGAL PROCEEDINGS

Versus is involved in litigation from time to time in the ordinary course of its business. Based on known information, management believes that the Company is not currently party to any material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2001.


PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

At one time, Versus' Common Stock was traded on the NASDAQ Small Cap Market under the trading symbol "VSTI". Versus' stock is not currently listed, as Versus does not meet the NASD's minimum requirements for new listings. Versus intends to apply for NASDAQ relisting of its common stock as soon as all of the NASD requirements are again met. The common stock is currently traded over the counter by several market makers through the OTC Bulletin Board under the symbol "VSTI:OB".

The price ranges presented below represent the high and low bid prices of Versus' common stock during each quarter. Quotations reflect inter-dealer prices without retail mark-up, markdown, or commission, and may not represent actual transactions.

      Fiscal Quarter
         Ended:                 2001                 2000
                        ------------------------------------------
                           High      Low        High       Low
    January 31           $0.300    $0.100      $0.340    $0.095
    April 30              0.250     0.110       0.980     0.240
    July 31               0.140     0.090       0.450     0.240
    October 31            0.140     0.080       0.380     0.190

On January 11, 2002, Versus had 306 shareholders of record of its common stock and the average of the bid and asked prices was $0.10.

To date, Versus has not declared or paid any dividends with respect to its common stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of Versus. Consequently, no cash dividends are expected to be paid on the common stock in the foreseeable future.

On September 13, 2001, Versus issued 4,425 shares of its common stock to 18 employees pursuant to the 1996 Employee Incentive
Restricted Stock Bonus Plan.

These transactions were effectuated pursuant to the exemptions afforded by Section 4(2).



ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during fiscal year 2001, with comparisons to fiscal 2000 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere.

The following table sets forth selected financial data for Versus for the past two fiscal years:

(in thousands except per share amounts)

Year Ended October 31,                2001                2000
                                ------------------------------------
STATEMENT OF OPERATIONS DATA:

Revenues                           $  3,860            $  4,853
Net loss                            ( 2,132)            ( 1,162)
Basic and diluted net loss
per common share                    (   .05)            (   .03)

Weighted average number of
common shares outstanding            42,100              39,031


BALANCE SHEET DATA:

Working capital                    $  1,611            $  3,303
Total assets                          5,978               7,922
Total liabilities                     4,105               3,917
Shareholders' equity                  1,873               4,005

OPERATING RESULTS

In fiscal 2000:
  * Hill-Rom Services, Inc., a former competitor, and Versus entered into a Non-Exclusive Patent License Agreement (License),
  * Versus was awarded the Frost and Sullivan Market Engineering Leadership Award for the U.S. Wireless Locating/Tracking Technologies market based on its then commanding 48% share of the market,
  *  Versus successfully introduced its Cordless Nurse Call
     (CNC) product in Canada, and
  * Versus installed the largest ever IR Locating System at the U.S. Army Womack Medical Center (Womack).

In fiscal 2001 Versus added to those major accomplishments by:
  * developing PIC chip-based technology to meet the sales demands of its new customers (and former competitors) including Hill-Rom and the Executone healthcare division of Tyco,
  * launching its cordless nurse call product in the U.S. as "Communication Manager",
  * introducing its new Remote Station which can be added to any existing installation, providing full locating capability with only seconds of installation time,
  * establishing a customer service department to support existing, in progress, and future Versus direct sales and reseller sales as required, and
  * expanding its integration offerings with the addition of location enhanced Emergency Department Information Systems.

The addition of Hill-Rom and Executone to Versus' customer base was significant. Product and services sales to both companies did not occur until well into fiscal 2001 and are considered low compared to the potential sales for customers of their magnitude. Versus expects future volumes from these new customers to be considerably higher. In light of these new developments and based on the information available to it, Versus now believes it commands the largest portion of the U.S. Wireless Locating/Tracking Technologies market.

Management further believes Versus is well positioned for future growth. The location industry has consolidated and rationalized over the last 18 months. Customers and potential resellers are seeking out the Company's products and services in higher numbers than prior years. Versus focused considerable effort on integrating its products with Emergency Department systems this year and, as a result of those efforts, concluded technology and marketing agreements with two major suppliers to this market. Operating costs (excluding cost of revenues) decreased 1.4% while gross margin percents (calculated on product and services revenue only) increased by 6 percentage points compared to fiscal 2000 results. Planned expenditures on the CNC introduction and the establishment of the Womack reference site caused lower margins in fiscal 2000.

In fiscal 2001, the net loss decreased to $2,132,000 compared to a net loss of $2,400,000 in fiscal 2000 (before $1,000,000 in licensing revenue and $238,000 due to a change in accounting principal in 2000). Higher margins and lower research and development costs and general and administrative expenses offset increased sales and marketing expenses as the loss from operations (before licensing revenues in fiscal 2000) decreased from $2,200,000 to $1,933,000. Other income (expense) remained approximately the same from year to year with reduced interest income due to lower cash balances being offset by reduced interest expense on the debentures as interest rates dropped.

Total revenues for fiscal 2001 were $3,860,000, approximating the fiscal 2000 level of $3,853,000 (before $1,000,000 in licensing revenues in fiscal 2000). IR/RF Locating Systems revenues were $3,382,000 in fiscal 2001 compared to $3,302,000 in fiscal 2000 (before licensing revenues in fiscal 2000), a 2% increase. The reseller network generated $2,369,000 or 70% of IR/RF Locating Systems revenues in fiscal 2001 compared to $1,694,000 or 51% in fiscal 2000. The balance of IR/RF Locating Systems revenues was generated from direct sales efforts. Software Engineering revenues for fiscal 2001 were $478,000 compared to $551,000 in fiscal 2000. The Company did not enter into any licensing arrangements in fiscal 2001. In fiscal 2000, the Company was successful in negotiating a licensing agreement, which resulted in the recognition of $1,000,000 of licensing revenues. See Note 10 to the financial statements. Although revenues from similar licensing agreements are not assured, management is exploring ways by which the Company may continue to monetize its intangible assets. Such transactions cannot be expected to occur regularly. However, if and when they do occur, such transactions are likely to give rise to further earnings volatility.

Total cost of revenues as a percentage of product and services revenues (excluding revenues from licensing of intellectual property) for fiscal 2001 decreased to 55% from 61% in fiscal 2000. IR/RF Locating Systems cost of revenues as a percentage of revenues in fiscal 2001 was 51% compared to 59% in fiscal 2000. The decreased cost as a percentage of revenues reflects the return to more normal margins after the introduction of new products and entry into new markets in fiscal 2000. Software Engineering cost of revenues as a percentage of revenues was 84% in fiscal 2001 and 69% in fiscal 2000. The percentage increase was attributable to fixed costs being spread over lower volumes.

Research and development expenditures of $728,000 decreased by $71,000 or 9% below fiscal 2000 levels of $799,000. Fiscal 2001 expenditures were primarily for development of new badge technology utilizing Programmable Integrated Circuit (PIC) chips and further enhancement of the Communication Manager (formerly Cordless Nurse Call) and security product lines. Fiscal 2000 expenditures were primarily for the development of Cordless Nurse Call, new badges, and security applications including Eagle Eye(tm) and Eagle Eye(tm) Direct.

Sales and marketing expenses for fiscal 2001 were $1,624,000 compared to the fiscal 2000 level of $1,563,000. Higher employee expenses resulted from the creation of a customer service department in fiscal 2001 and trade show expenses increased with attendance at additional shows for the year.

Fiscal 2001 general and administrative expenses were $1,305,000 compared to $1,346,000 for fiscal 2000. Fiscal 2000 included increased expenses associated with the development of licensing and supply agreements.

Interest income decreased to $65,000 in fiscal 2001 from $93,000 in fiscal 2000 due to lower interest bearing cash balances.
Interest expense was $244,000 in fiscal 2001 compared to $268,000 in fiscal 2000 reflecting lower interest rates on the debentures issued in 1999.

For federal income tax purposes, Versus has net operating loss carryforwards as is disclosed in more detail in Note 5 to the accompanying consolidated financial statements. Realization of gross deferred income tax assets at October 31, 2001, is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. By recording a 100% valuation allowance against its gross deferred income tax assets, Versus has not reflected the benefit of net operating loss carryforward amounts or other deferred income tax assets in its consolidated financial statements at October 31, 2001.

In fiscal 1998, Versus grew its sales and developed its IR product in functional and scaleable terms. In fiscal 1999, efforts were concentrated on reducing reliance on a single major customer by expanding the customer base, and on developing the ASIC chip. In fiscal 2000, Versus expanded its reseller network by adding seven resellers and launched new products for the security and nurse call markets. A license agreement was signed in fiscal 2000 with Hill-Rom, an entity that in prior years was a major competitor of Versus. Sales to Hill-Rom in 2001 were $207,000 or 6% of total IR revenues. Negotiations are continuing to establish on-going supply and engineering services agreements with Hill-Rom, and Versus expects this relationship, when concluded, will increase Hill-Rom's business in the future. During fiscal 2000, Versus achieved ISO 9001 certification and was awarded the Frost and Sullivan Market Engineering Leadership Award for the U.S. Wireless Locating/Tracking Technologies market. In 2001, Versus developed new technology to allow it to economically service new customers with large potential revenues, introduced its Communication Manager product (formerly Cordless Nurse Call) in the U.S., established a customer service group to better control direct sale costs and follow up, and expanded the base of systems with which its technology is integrated by partnering with major Emergency Department Information Systems suppliers and signing a marketing agreement with a large medical equipment manufacturer, expanding its distribution into asset management.

The location industry has undergone consolidation and rationalization, and in fiscal 2002 and the years beyond, Versus expects to build on the foundations it has carefully laid.

LIQUIDITY AND CAPITAL RESOURCES

In 2001, Versus relied on cash proceeds generated from a private placement of equity ($1,325,000) and a license agreement
($1,000,000), both of which were concluded in 2000.

Operations (including working capital) consumed $1,907,000 in cash in fiscal 2001 compared to $1,279,000 in fiscal 2000. Improved gross margins and decreased operating costs (both discussed above) resulted in a lower consumption of working capital. A decrease in accounts receivable was more than offset by increased inventory built in anticipation of stronger than encountered sales activity at the end of the year. The anticipated higher fourth quarter sales were delayed due to a slowing of the economy, partially related to the September 11 disaster.

In fiscal 2000, the Company accepted certain contracts with extended payment terms to facilitate the launch of new products. At October 31, 2001, the total accounts receivable from customers with such extended terms amounted to $369,000. The Company anticipates collecting these receivables over the next three fiscal quarters.

Versus invested $95,000 in property and equipment in 2001 and $299,000 in 2000. The largest expenditures in 2001 were $33,000 for masks (i.e., tooling) necessary for production of the ASIC chip ($200,000 in 2000), $27,000 for machinery and equipment (primarily badge development related), and $18,000 for a new trade show booth.

In January 2002, Versus entered into a line of credit with a bank to finance working capital requirements. The line of credit is secured by a first lien on all accounts receivable and inventory and a second security lien on all other business assets excluding patents and intellectual property and a subordination of long-term debt, which includes the $3,000,000 of secured debentures issued in 1999. Available borrowings under the line, determined by a borrowing base of eligible accounts receivable, start out at $500,000 and increase to $1,000,000 based on Versus attaining certain financial projections and assuming renewal of the current line of credit upon its maturity in November 2002. Based on the borrowing base formula, Versus could have borrowed the entire $500,000 at October 31, 2001, had it been in place at year-end.

After fiscal year end, the Company instituted certain cost control measures in an effort to further conserve cash. Primary measures included a reduction in officer salaries, a reduction of four full-time employees (no termination benefits provided), payment of future employee health benefits based on reaching established monthly sales goals, elimination of company contributions to the employees' 401(k) plans, and the renegotiation of selected vendor payment terms.

As previously discussed, Versus added new customers including Hill-Rom and Executone and it expects future volumes from these new customers to be considerably higher. Management believes Versus is well positioned for future growth because the location industry has consolidated and rationalized over the last 18 months and its customers and potential resellers are seeking out the Company's products and services in higher numbers than in prior years. Additionally, management believes that the efforts it expended in integrating its products with Emergency Department systems during 2001 will further support its market growth in 2002. Versus believes that these factors, combined with the cash balance remaining at October 31, 2001, the cash expected to be generated from fiscal 2002 sales, the available borrowings under the new line of credit discussed above, and the above-described cost control measures, will result in the Company meeting its projected cash needs for operations and new product developments over the next twelve months.


      SIGNIFICANT LIQUIDITY FACTORS:        October 31
                                         2001       2000
                                     ---------- ----------
      Current ratio                     2.5:1      4.6:1
      Quick ratio                       1.4:1      4.1:1


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



Report of Independent Certified Public Accountants

Financial Statements
     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Shareholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Versus Technology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Versus Technology, Inc. and subsidiary as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of Versus' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versus Technology, Inc. and subsidiary as of October 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company changed how it accounted for stock options issued to non-employee Directors as required by Financial Accounting Standards Board Interpretation No. 44
"Accounting for Certain Transactions Involving Stock
Compensation, an Interpretation of APB No. 25".


/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
December 7, 2001, except for Note 3,
which is as of January 01, 2002







                 VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                      Consolidated Balance Sheets
                       October 31, 2001 and 2000

                                               October 31,
                                           2001            2000
                                      --------------  --------------
Assets (Notes 1,3 and 4)
Current Assets
   Cash and cash equivalents          $     384,000   $   2,386,000
   Accounts receivable (net of
   allowance for doubtful accounts
   of $46,000 and $27,000)                1,140,000       1,377,000
   Inventories - purchased parts and
     assemblies                           1,066,000         324,000
   Prepaid expenses and other assets        126,000         133,000
                                      --------------  --------------
Total Current Assets                      2,716,000       4,220,000
                                      --------------  --------------
Property and Equipment
   Machinery, equipment and vehicles        855,000         353,000
   Furniture and fixtures                    85,000          67,000
   Leasehold improvements                   150,000         143,000
   Construction-in-process - tooling           -            432,000
                                      --------------  --------------
                                          1,090,000         995,000
   Less accumulated depreciation            482,000         362,000
                                      --------------  --------------
Net Property and Equipment                  608,000         633,000

Software Development Costs, net of
   accumulated amortization of
   $388,000 and $313,000                    212,000         287,000

Goodwill, net of accumulated
   amortization of $806,000
   and $650,000                           1,533,000       1,689,000

Patents and Other Intangible Assets,
   net of accumulated amortization
   of $1,137,000 and $975,000               853,000       1,015,000

Deferred Financing Costs, net of
   accumulated amortization of $52,000
   and $30,000 (Note 4)                      56,000          78,000
                                      --------------  --------------
                                      $   5,978,000   $   7,922,000
                                      ==============  ==============

Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                   $     832,000   $     609,000
   Accrued expenses                         224,000         296,000
   Deferred revenue - customer
     advance payments                        25,000          12,000
   Billings in excess of costs and
     estimated earnings (Note 2)             24,000            -
                                      --------------  --------------
Total Current Liabilities                 1,105,000         917,000

Long-Term Debt (Notes 4 and 8)            3,000,000       3,000,000
                                      --------------  --------------
Total Liabilities                         4,105,000       3,917,000

Commitments and Contingencies
   (Notes 6 and 8)

Shareholders' Equity (Notes 4 and 7)
   Common stock, $.01 par value;
     75,000,000 shares authorized;
     42,223,499 and 42,268,074
     shares issued and outstanding          422,000         423,000
   Additional paid-in capital            34,746,000      34,769,000
   Accumulated deficit                 ( 33,284,000)   ( 31,152,000)
   Unearned compensation               (     11,000)   (     35,000)
                                      --------------  --------------
Total Shareholders' Equity                1,873,000       4,005,000
                                      --------------  --------------
                                      $   5,978,000   $   7,922,000
                                      ==============  ==============

       See accompanying notes to consolidated financial statements.










                 VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                 Consolidated Statements of Operations
              For the years ended October 31, 2001 and 2000


                                      For the year ended October 31,
                                            2001           2000
                                       -------------  -------------
Revenues
   Products and services               $  3,860,000   $  3,853,000
   Licensing of intellectual
     property (Note 10)                        -         1,000,000
                                       -------------  -------------
                                          3,860,000      4,853,000

Operating Expenses (Note 8)
   Cost of revenues                       2,136,000      2,345,000
   Research and development                 728,000        799,000
   Sales and marketing                    1,624,000      1,563,000
   General and administrative             1,305,000      1,346,000
                                       -------------  -------------
                                          5,793,000      6,053,000
                                       -------------  -------------
Loss From Operations                    ( 1,933,000)   ( 1,200,000)

Other Income (Expense)
   Interest income                           65,000         93,000
   Interest expense                     (   244,000)   (   268,000)
   Other, net                           (    20,000)   (    25,000)
                                       -------------  -------------
                                        (   199,000)   (   200,000)
                                       -------------  -------------
Loss before cumulative effect of
   change in accounting principle       ( 2,132,000)   ( 1,400,000)

Cumulative effect of change in
   accounting principle (Note 11)              -           238,000
                                       -------------  -------------
Net Loss                               $( 2,132,000)  $( 1,162,000)
                                       =============  =============

Basic and Diluted per Share Amounts

Loss before cumulative effect of change
   in accounting principle             $(    .05   )  $(    .04   )

Cumulative effect of change in
   accounting principle (Note 11)             -             .01
                                       -------------  -------------
Basic and Diluted Net Loss Per Share   $(    .05   )  $(    .03   )


        See accompanying notes to consolidated financial statements.





                      VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                  Consolidated Statements of Shareholders' Equity
                   For the years ended October 31, 2001 and 2000

                                         Additional                 Unearned
                                           Paid-in     Accumulated Compensation
                       Shares     Amount   Capital       Deficit     (Note 6)     Total
                     ---------- --------- ----------- ------------- ---------- -----------
Balance,
October 31, 1999     38,510,671 $ 385,000 $33,367,000 $(29,990,000) $( 81,000) $3,681,000
Shares and warrants
  issued relating to
  stock purchase and
  other agreements
  (Note 7)             2,780,000   28,000   1,417,000         -          -      1,445,000
Shares issued under
  stock options and
  warrants (Note 7)      989,472   10,000     233,000         -          -        243,000
Net shares issued
  (repurchased) for
  restricted stock
  bonus plan (Note 7) (   12,069)    -     (   10,000)        -        10,000        -
Earned compensation
  relating to
  restricted stock
  bonus plan (Note 7)       -        -           -            -        36,000      36,000
Directors' compensation
  (Note 11)                 -        -     (  238,000)        -          -     (  238,000)
Net loss                    -        -          -      ( 1,162,000)      -     (1,162,000)
                     ---------- --------- ----------- ------------- ---------- -----------
Balance,
October 31, 2000     42,268,074   423,000  34,769,000  (31,152,000) (  35,000)  4,005,000

Shares surrendered
  (Note 7)           (   50,000) (  1,000) (   24,000)        -          -     (   25,000)
Net shares issued
  (repurchased) for
  restricted stock
  bonus plan
  (Note 7)                5,425      -          1,000         -     (   1,000)       -
Earned compensation
  relating to
  restricted stock
  bonus plan
  (Note 7)                 -         -           -            -        25,000      25,000
Net loss                                               ( 2,132,000)            (2,132,000)
                     ---------- --------- ----------- ------------- ---------- -----------
Balance,
October 31, 2001     42,223,499 $ 422,000 $34,746,000 $(33,284,000) $( 11,000) $1,873,000
                     ========== ========= =========== ============= ========== ===========

       See accompanying notes to consolidated financial statements.




                    VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
                 For the years ended October 31, 2001 and 2000


                                           Year ended October 31,
                                            2001           2000
                                        -------------  -------------
Operating Activities
   Net loss                             $( 2,132,000)  $( 1,162,000)
   Adjustments to reconcile net loss to
       net cash used in operating
       activities:
     Cumulative effect of change in
       accounting principle                     -       (   238,000)
     Depreciation                            120,000        109,000
     Amortization of intangibles             415,000        456,000
     Loss on disposal of equipment              -             7,000
     Restricted stock compensation            25,000         36,000
     Stock issued for services                  -            94,000
     Changes in operating assets and
       liabilities:
       Accounts receivable, net              237,000    (   813,000)
       Inventories                       (   742,000)        78,000
       Prepaid expenses and other current
         assets                          (    18,000)   (    10,000)
       Accounts payable                      223,000        109,000
       Accrued expenses                  (    72,000)        92,000
       Deferred revenues - customer
         advance payments                     13,000    (    37,000)
       Billings in excess of costs and
         estimated earnings                   24,000           -
                                        -------------  -------------
Net cash used in operating activities    ( 1,907,000)   ( 1,279,000)
                                        -------------  -------------
Investing activities
   Additions to property and equipment   (    95,000)   (   299,000)
                                        -------------  -------------
Net cash used in investing activities    (    95,000)   (   299,000)
                                        -------------  -------------
Financing activities
   Sale of common stock                         -         1,569,000
                                        -------------  -------------
Net cash provided by financing
   activities                                   -         1,569,000
                                        -------------  -------------
Net decrease in cash and
   cash equivalents                     $( 2,002,000)  $(     9,000)

Cash and cash equivalents, at
   the beginning of the year               2,386,000      2,395,000
                                        -------------  -------------
Cash and cash equivalents, at
   the end of the year                  $    384,000   $  2,386,000
                                        =============  =============
Supplemental cash flow information
   Cash paid during the year for
     interest                           $    263,000   $    259,000
                                        =============  =============


       See accompanying notes to consolidated financial statements.




                VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements
             For the years ended October 31, 2001 and 2000

1.  Summary of Accounting Policies

Nature of Business

Versus Technology, Inc. (Versus) and its wholly owned subsidiary, Olmsted Engineering Co. (Olmsted), collectively referred to as "Versus", operate in two business segments: location data collection, utilization and processing; and software engineering for the tool and die market. All Versus operations are located in one facility in Traverse City, Michigan.

Location Data Collection, Utilization and Processing Segment. Versus develops and markets products using infrared (IR) technology for the health care industry and other markets located throughout North America. Versus' primary products are infrared locating systems, passive data collection systems, radio frequency supervisory systems, asset locating systems, and portal detection systems. These products permit the instantaneous identification and location of people and equipment and can be used to control access, record events associated with those activities, and permit communication. Segment revenues also include revenue from the licensing of related intellectual property to third parties.

Software Engineering for the Tool and Die Market Segment. Olmsted writes and maintains complex software programs for the computer-aided design and computer-aided manufacturing (CAD/CAM) industry. It sells its own software under the ACU*CARV(r) name, resells third-party software, and provides systems support services throughout North America. Olmsted receives maintenance and enhancement fees from customers and, in turn, provides technical support and periodic releases. Versus also develops, markets, and integrates cellular products for the security industry.

Versus' customer base is diverse and Versus does not believe it has a significant credit risk related to its accounts receivable.

Operations (Unaudited)

Versus has experienced significant operating losses during each of the past several years during which it has heavily concentrated its efforts towards developing its product lines and customer base. Management now believes Versus is well positioned for future growth as its products are gaining more acceptance in the marketplace and their advantages over competing products and technologies are better understood. The number of companies offering competing products in Versus' area of expertise is lower now than in prior years.

Sales improvement is expected from the addition of new resellers recently obtained and currently being developed. During 2001, Versus added two new large resellers to its customer base and several smaller resellers and entered into marketing agreements with three other large entities and it expects future sales volumes from these new customers to be considerably higher. Additionally, management believes that the efforts it expended in integrating its products with hospital emergency department systems during 2001 will further support its market growth in 2002. Based on available information, management now believes Versus commands the largest portion of the fast growing U.S. Wireless Locating/Tracking Technologies market. Versus has prepared for this anticipated growth by creating the required infrastructure to deliver the solutions to its customers and building inventory in anticipation of future sales. In addition, Versus recently created a customer service group to fulfill the needs of its direct sales customers and to further enhance its sales effort.

Shortly after fiscal year end, Versus instituted certain cost control measures in an effort to further conserve cash. Primary measures included a reduction in officer salaries, a reduction of four full-time employees (no termination benefits provided), payment of future employee health benefits based on reaching established monthly sales goals, elimination of company contributions to the employees' 401(k) plans, and the renegotiation of selected vendor payment terms.

Versus believes that the above factors, combined with the cash balance remaining at October 31, 2001, the cash expected to be generated from fiscal 2002 sales, the available borrowings under the new line of credit discussed in Note 3, and the above described cost control measures, will result in Versus meeting its projected cash needs for operations and new product developments over the next twelve months.

Principles of Consolidation

The consolidated financial statements include the accounts of Versus and Olmsted. Upon consolidation, all significant inter-company accounts and transactions are eliminated.

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

Revenue Recognition

Revenue from infrared (IR) technology sales has historically been recognized when the related goods are shipped and all significant obligations of Versus have been satisfied (i.e., completed contract basis). This method of accounting has been followed because the typical direct sale arrangement is completed in a short period of time and financial position and results of operations do not vary significantly from those, which would result from use of the percentage-of-completion method. Versus departs from the completed-contract method and recognizes revenues and costs on the percentage-of-completion method for contracts not having the features described above. For such contracts, the percentage-of-completion method recognizes the legal and economic results of contract performance on a timelier basis. Under this method, the percent of contract completion is determined by comparison of costs incurred to date to estimated total cost for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts.

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

Warranties

Versus generally offers 90-day or one-year warranties, depending on the product. Accordingly, Versus provides, by a current charge to cost of revenues, an amount it estimates will be needed to cover future warranty obligations for products sold. Total warranty costs were $12,000 and $21,000 in 2001 and 2000, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed principally on a straight-line basis for financial reporting purposes and accelerated methods for income tax purposes over the following estimated useful lives:

   Machinery, equipment and vehicles                 3 to  5 years
   Furniture and fixtures                            3 to 10 years
   Leasehold improvements                            4 and 5 years

Costs to produce tooling for use by foundries to fabricate microchips are capitalized and amortized on a straight-line basis over the shorter of the related product life cycle or three years.

Software Development Costs

Software development costs consist of the estimated fair value of Olmsted's ACU*CARV(r) and related software acquired in August 1996, less accumulated amortization computed on a straight-line basis over eight years. Software development costs incurred to ready software products for sale from the time that technological feasibility has been established, as evidenced by a detailed working program design, to the time that the product is available for general release to customers is capitalized. Such capitalized costs are amortized based on current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic lives of the products. Costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are expensed as incurred.

Goodwill and Amortization

Goodwill, representing the cost in excess of net assets acquired in the August 1996 acquisition of Olmsted, which was accounted for using the purchase method of accounting, is being amortized on a straight-line basis over 15 years. Management periodically reviews goodwill for impairment based upon the projected undiscounted cash flows from operations to which the goodwill relates. Identified impairments are measured based on the projected discounted cash flows related to those operations. Amortization of $156,000 has been recorded for both the years ended October 31, 2001 and 2000. See "New Accounting Standards" below.

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

Deferred Financing Costs

In connection with the issuance of the debentures discussed in Note 4, Versus incurred $108,000 in expenses that were recorded as Deferred Financing Costs. These costs are being amortized on a straight-line basis over five years, the life of the debentures.

Advertising Costs

All advertising costs, amounting to $81,000 and $126,000 for the years ended October 31, 2001 and 2000, respectively, are expensed in the period in which they are incurred.

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

Stock Options

Stock options issued to employees and non-employee directors are accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Versus follows the disclosure-only provisions of SFAS No.
123, "Accounting for Stock-Based Compensation."   See Note 7.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Basic EPS excludes any dilutive effects of options, warrants, and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares described in Note 7) to the extent those shares have not yet been vested. Diluted EPS includes the effects of options, warrants, convertible securities, and contingently issuable shares. For 2001 and 2000, Versus has not included the effects of options, warrants, convertible securities, and contingently issuable shares of 19,883,631 and 19,318,206 shares, respectively, in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted average number of shares outstanding for 2001 and 2000 were 42,099,799 and 39,030,931 respectively, for both basic and diluted EPS calculations.

Cash and Cash Equivalents

Versus maintains its cash accounts in national banks and does not consider there to be a significant credit risk arising from cash deposits in excess of federally insured limits.

Versus considers all investments with original maturities of three months or less to be cash equivalents.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.
SFAS 141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria.

SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria of SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead annually test goodwill for impairment. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

As discussed above, the Company's August 1996 acquisition of Olmsted was accounted for using the purchase method. As of October 31, 2001, the net carrying amount of goodwill and other intangible assets was $1,533,000 and $1,121,000, respectively. Fiscal 2001 amortization expense for goodwill and other intangibles was $156,000 and $259,000, respectively. The Company is currently assessing, but has not yet determined, the impact that adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

2.  Costs and Estimated Earnings on Uncompleted Contracts

As of October 31, 2001 and 2000, Versus was in the process of completing various sales and installation contracts. Certain of these contracts are accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings, and billings to date for the uncompleted contracts at October 31, 2001, and 2000.


                                      October 31,   October 31,
                                         2001          2000
                                      -----------   -----------
Costs incurred on uncompleted
  contracts                           $  207,000    $   17,000
Estimated earnings                       111,000        12,000
                                      -----------   -----------
                                         318,000        29,000
Less billings to date                    342,000        29,000
                                      -----------   -----------
Billings in excess of costs and
  estimated earnings                  $(  24,000)   $     -
                                      ===========   ===========

3. Line of Credit

Effective January 1, 2002, Versus entered into a line of credit with a bank to finance working capital requirements. The line of credit is secured by a first lien on all accounts receivable and inventory and a second security lien on all other business assets excluding patents and intellectual property and a subordination of long-term debt, which includes the $3,000,000 of secured debentures issued in 1999. Available borrowings under the line, determined by a borrowing base of eligible accounts receivable, start out at $500,000 and increase to $1,000,000 based on Versus attaining certain financial projections and assuming renewal of the current line of credit note upon its maturity on November 5, 2002. Through the initial 10-month term of the note, maximum borrowings under the line total $750,000. The level of borrowing against this line of credit is based on a formula tied to the level of eligible accounts receivable aged less than 90 days. The increases in the amount of the line of credit are conditional on the bank's favorable review of Versus' financial performance during the term of the agreement. The initial term is for ten months from the effective date and the line of credit is renewable based on the Company's performance. Borrowings on this line will bear interest at the bank's prime rate plus one percent.

4.  Long-Term Debt

During fiscal 1999, in private placement transactions, Versus issued $3,000,000 of its Prime Rate Secured Convertible Debentures (Debentures) that are due April 30, 2004. Interest is payable quarterly on the first days of August, November, February, and May. The debentures bear interest at prime, which was 5.5% and 9.5% at October 31, 2001 and 2000, respectively. Versus may redeem the debentures at any time.

The holders may convert the debentures to Versus' Common Stock at any time prior to redemption at an initial conversion ratio of four shares per dollar held. The conversion price of the debentures was higher than the market value of the related common stock on the dates the debentures were issued. The conversion ratio is adjustable for future stock changes and mergers. The debentures are secured by a first priority security interest in all of Versus' assets (subject to a first lien on accounts receivable and inventory held by a bank related to the Company's new line of credit, as discussed in Note 3), and are transferable to qualified investors. Shares issued upon conversion of the debentures bear a restrictive legend.

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

5.  Income Taxes

Deferred income taxes result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The tax effects of temporary differences that give rise to deferred tax assets at October 31, 2001 and 2000 are as follows:


                                       2001          2000
                                   ------------  ------------
     Net operating loss
        carryforwards              $ 4,824,000   $ 4,224,000
     Receivables - allowance
        for doubtful accounts           16,000         9,000
     Inventory                          36,000        36,000
     Accumulated depreciation           46,000        25,000
     Intangible assets                  56,000        64,000
     Accruals and reserves              25,000        28,000
     Unearned compensation              16,000        42,000
                                   ------------  ------------
     Gross deferred income tax
        assets                       5,019,000     4,428,000
     Less valuation allowance       (5,019,000)   (4,428,000)
                                   ------------  ------------
     Net deferred income tax
        assets recorded in the
        consolidated financial
        statements                 $      -      $      -
                                   ============  ============


At October 31, 2001, after consideration of limitations under Internal Revenue Code rules, Versus had net operating loss carryforwards for federal income tax reporting purposes of approximately $14,189,000. Approximately $4,615,000 of this amount is attributable to losses that were incurred prior to a "change in ownership" as defined by Internal Revenue Code rules and, accordingly, have been limited to this amount. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carryover to subsequent years and can be utilized to the extent of the total unexpired net operating loss carryforward amount. The maximum amount that can be utilized in fiscal 2002 is limited to $2,876,000. The $4,615,000 of pre-change of control net operating loss carryforwards expire as follows, if not previously utilized: $653,000 in 2002, $328,000 in 2003, $15,000 in
2005, $81,000 in 2007, $1,735,000 in 2009, $1,763,000 in 2010 and
$40,000 in 2011. The remaining net operating loss carryforwards of $9,574,000, which have not been limited, expire as follows, if not previously utilized: $160,000 in 2010, $2,190,000 in 2011, $1,877,000 in
2012, $1,305,000 in 2018, $979,000 in 2019, $1,144,000 in 2020 and
$1,919,000 in 2021.

Due to the recording of the valuation allowance for deferred income tax assets at October 31, 2001, actual related tax benefits recognized in the future will be reflected as a reduction of future income tax expense, a reduction of goodwill related to the acquisition of Olmsted or an increase in additional paid-in capital for net operating loss carryforwards that resulted from tax deductions relating to the exercise of stock options and warrants. Those tax benefits will be allocated as follows:

          Income tax benefit that would be
            reported in the consolidated
            statement of operations as a
            reduction of income tax expense          $ 4,579,000
          Recognized as a reduction of
            goodwill                                     387,000
          Increase in additional paid-in
            capital                                       53,000
                                                     ------------
                                                     $ 5,019,000
                                                     ============

Realization of the gross deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109, "Accounting for Income Taxes," which requires that deferred income tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely than not" that some portion or all of the deferred income tax assets will not be realized. Under the provisions of SFAS No. 109, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. While it believes Versus will be profitable in the future, management has concluded that, following the guidance of SFAS No. 109, it is appropriate to record a valuation allowance equal to the total deferred income tax assets at October 31, 2001.

For the years ended October 31, 2001 and 2000, income taxes differed from the amounts computed by applying the federal statutory rate of 34% to losses before income taxes as follows:


                                             2001          2000
                                         ------------  ------------
     Computed "expected" tax benefit     $(  725,000)  $(  395,000)
     Increase in tax resulting from:
       Adjustment to valuation
         allowance for deferred
         income tax assets relating
         to current year losses              643,000       313,000
       Nondeductible expenses                 82,000        82,000
                                         ------------  ------------
                                         $      -      $      -
                                         ============  ============

6.  Commitments and Contingencies

Employment Contract

Versus has an employment agreement with its President, which expires on June 30, 2002. The agreement provides for payment of specified compensation amounts and fringe benefits during the term of the agreement.

Independent Sales Agent Agreement

During 2001, Versus entered into a commission agreement with a sales agent. Based on the terms of the agreement, payment of the first $100,000 of commissions earned in each year, as defined in the agreement, will be paid in cash. The remaining commissions earned in the year are to be paid in the form of options to purchase common stock of the Company. The options will have an exercise price of $0.15 per share, will vest over five years, and will be exercisable for five years.

7.  Shareholders' Equity

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

Stock Issuances

In early fiscal 2000, Versus issued 50,000 shares of common stock to an independent sales agent as prepaid commission. The shares were valued at $0.50 per share and $25,000 was recorded as prepaid commission ($500 credited to common stock and $24,500 to additional paid-in capital) which is being charged to expense as commissions are earned by this agent. On October 8, 2001, the independent sales agent in exchange for a cancellation of the related prepaid commission surrendered these shares. As of the date of the surrender, the independent sales agent had earned none of the related prepaid commission.

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

  * A warrant exercisable through September 1, 2003, to purchase 2,500,000 shares of Versus' Common Stock at $0.88 per share, subject to adjustments. The warrant provided for certain adjustments if the closing price of the Company's Common Stock was less than $0.30 per share for any 20 consecutive trading days between September 1, 2000, and March 1, 2001. Subsequent to October 31, 2000, due to the provisions of this agreement, the warrant was automatically modified to entitle the registered holder to purchase 1,500,000 shares between September 1, 2000, and September 1, 2003, at a purchase price of $0.60 per share and 1,000,000 shares between September 1, 2000, and September 1, 2005, at $0.88 per share.

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

Stock Warrants

At October 31, 2001, Versus had outstanding a warrant to purchase
1,500,000 shares at an exercise price of $0.60 and 1,000,000 shares at $0.88, as discussed above.

During 2001, warrants to purchase 350,036 shares at an exercise price of $0.50 expired. These warrants had been issued to a private placement agent in August 1996.

During fiscal 2000, proceeds of $149,000 were received upon the exercise of warrants resulting in the issuance of 700,306 common shares.

Stock Options

Versus' 1996 Employee Incentive Stock Option Plan (1996 Employee Plan) grants key employees options to purchase shares of common stock. A total of 2,000,000 shares are authorized for grant under the plan. During 1999 and 1998, options on 544,125 and 418,230 shares, respectively, were granted to key employees. The options may be exercised from one-to-ten years after the date of grant and fully vest between one and five years after issuance. There were no options granted under the plan during 1997, 2000, or 2001. During 1996, an option on 1,000,000 shares was granted to Versus' President. This option is currently exercisable.

During fiscal 1999, the shareholders approved the 1999 Employee Incentive Stock Option Plan (1999 Employee Plan). The terms of the 1999 Employee Plan are the same as the terms of the 1996 Employee Plan except that all Versus personnel may participate. A total of 3,200,000 shares are authorized for grant under the 1999 Employee Plan. Options have been granted to employees under this plan as follows:

                 Year           Options Granted
              ----------       -----------------
                 1999               132,250
                 2000             1,016,000
                 2001                56,000

During 1999, the Board of Directors approved an Executive Officer Profit Sharing and Incentive Compensation Plan (Executive Plan). Under the Executive Plan, which was effective November 1, 1999, and has a three-year term, bonuses will be awarded to executives if certain Versus' financial performance targets are met. The awards will be paid in the form of cash and stock options. To the extent feasible, stock options awarded under the Executive Plan will be issued pursuant to the 1999 Employee Plan. No options have been issued under this executive plan.

A summary of activity for Versus' 1999 and 1996 Employee Plans is as follows:


                                      Year ended October 31,
                                   2001                   2000
                         ----------------------  ----------------------
                                      Weighted                Weighted
                                       average                 average
                                      exercise                exercise
                          Shares       price      Shares       price
                         ----------------------  ----------------------
Options outstanding,
  beginning of year       3,047,105   $ 0.352     2,086,215   $ 0.413
Granted                      56,000     0.174     1,016,000     0.217
Exercised                      -         -       (    1,666)    0.170
Expired/terminated       (  100,000)    0.132    (   53,444)    0.134
                         ----------------------  ----------------------
Options outstanding,
  end of year             3,003,105   $ 0.356     3,047,105   $ 0.352
                         ======================  ======================
Options exercisable,
  end of year             1,847,930   $ 0.412     1,539,230   $ 0.409
                         ======================  ======================
Options available for
  grant, end of year      2,195,229               2,151,229
                         ===========             ===========


Versus has issued additional stock options under various agreements over the past several years. During 1999, under a separate agreement, Versus issued an option on 175,000 shares to a former executive of Versus. The option included an exercise price of $0.45 and a five-year vesting period. During 2000, this option was terminated when the former executive left the employment of Versus. The former executive exercised the right to purchase 35,000 shares that had vested prior to his departure. Under an agreement with a former employee in a prior year Versus issued an option to purchase a total of 100,000 shares at $0.50 per share. This option expired in 2001. An option issued to a former employee to purchase 100,000 shares at $0.50 per share expired in 2000. In January 2001, Versus issued an option to a supplier for successful completion of a major milestone related to new product development. The option was to purchase 5,000 shares at $0.165, was exercisable at October 31, 2001, and expires in 2006. The $825 fair value of this option was expensed during the year and additional paid-in-capital was increased.

During 2001, under separate agreements, options on 1,155,000 shares were awarded to Versus' Directors. Of the total, options to acquire 990,000 shares were awarded to non-employee Directors and 165,000 to an employee Director. The options were awarded for services rendered, become exercisable and vest one year after date of grant, and may be exercised up to five years from date of grant.

During 2000, under separate agreements, options on 429,500 shares were awarded to Versus' Directors. Of the total, options to acquire 385,500 shares were awarded to non-employee Directors and 44,000 to an employee Director. The options were awarded for services rendered, become exercisable and vest one year after date of grant, and may be exercised up to five years from date of grant. Included in these options, an option on 33,500 shares was issued to a non-employee Director for certain earnings targets that were achieved.

A summary of the Director stock options is as follows:


                                    Year ended October 31,
                                 2001                   2000
                        ----------------------  ----------------------
                                    Weighted                 Weighted
                                     average                  average
                                    exercise                 exercise
                         Shares       price      Shares        price
                        ----------------------  ----------------------
Options outstanding,
  beginning of year      1,060,000   $ 0.495       883,000   $ 0.440
Granted                  1,155,000     0.135       429,500     0.473
Exercised                     -         -       (  252,500)    0.265
Expired/terminated            -         -             -         -
                        ----------------------  ----------------------
Options outstanding,
  end of year            2,215,000   $ 0.307     1,060,000    $ 0.495
                        ======================  ======================
Options exercisable,
  end of year            1,060,000   $ 0.495       664,000    $ 0.492
                        ======================  ======================


Refer to Note 11 regarding the 2000 change in accounting for options granted to non-employee Directors.

The following summarizes information regarding options outstanding at October 31, 2001, under the 1996 and 1999 Employee Plans and Director option agreements:

                             Options Outstanding                     Options Exercisable
                    ----------------------------------------------  ----------------------
                                              Weighted
                                               average
                                              remaining     Weighted                Weighted
                    Range of        Number    contractual   average      Number     average
                    exercise      outstanding    term       exercise   exercisable  exercise
                     prices       at 10/31/01   (years)      price     at 10/31/01   price
                    ----------------------------------------------   ----------------------
1999 and 1996
  Employee Plans    $0.117-0.179     604,875      8.1        $ 0.135     139,550   $ 0.140
                     0.210-0.375   1,494,625      6.0          0.357   1,104,775     0.369
                     0.401-0.629     903,605      6.8          0.503     603,605     0.553
                                  -----------                         -----------
                                   3,003,105                           1,847,930
                                  ===========                         ===========

Director options    $0.135-0.165   1,337,000      4.2        $ 0.139     182,000   $ 0.165
                     0.500-0.515     778,000      2.5          0.504     778,000     0.504
                           1.031     100,000      1.0          1.031     100,000     1.031
                                  -----------                         -----------
                                   2,215,000                           1,060,000
                                  ===========                         ===========

Versus follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," relating to its employee and non-employee Director stock options. Accordingly, no compensation expense has been recognized relating to these options in 2001 and 2000. Had compensation cost for Versus' employee and non-employee Director stock options been determined based on their fair values at the grant dates for awards under the plans consistent with the provisions of SFAS No. 123, Versus' net loss and net loss per share would have been reduced to the pro forma amounts indicated below:



                                              2001          2000
                                         -------------  -------------
     Net loss - as reported              $( 2,132,000)  $( 1,162,000)
     Net loss - pro forma                 ( 2,355,000)   ( 1,335,000)

     Net loss per share - as reported     (   0.05   )   (   0.03   )
     Net loss per share - pro forma       (   0.06   )   (   0.03   )
                                         =============  =============

The weighted-average fair value per option at the date of grant for options granted under Versus' 1999 and 1996 Employee Plans during 2001 and 2000 was $0.159 and $0.19, respectively. The weighted-average fair value per option at the date of grant for options granted under separate agreements to Versus' Directors during 2001 and 2000 was $0.106 and $0.449, respectively. The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                      Director
                               Employee Plans        Agreements
                             ------------------   ------------------
                               2001      2000       2001      2000
                             --------  --------   --------  --------
     Dividend yield             0.00%     0.00%      0.00%     0.00%
     Expected volatility      101.33%    91.99%    104.02%   105.23%
     Risk-free interest rate    5.35%     5.75%      4.86%     6.18%
     Expected life in years       10        10          5         5
                              ========  ========   ========  ========

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

The difference between the market value and the sales price ($0.01 per share) of the shares is recorded as unearned compensation and presented as a separate component of shareholders' equity. Unearned compensation is considered earned and is amortized to expense over the three-year vesting period. During 2001 and 2000, respectively, 5,425 and 36,000 shares were issued, no shares were repurchased in 2001 and 48,069 shares were repurchased upon termination of participating employees in 2000. Earned compensation amounted to $25,000 and $36,000 for the years ended October 31, 2001 and 2000, respectively. When shares are repurchased, Versus eliminates the remaining unearned compensation related to the restricted shares, reverses the amortization that was previously recorded as compensation expense, reduces the common shares outstanding and the carrying amount of shares outstanding by the number of shares repurchased and the par value of such shares, respectively. The difference between the amount paid to repurchase the shares and the par value of such shares is recorded as a reduction to additional paid-in capital.

8.  Related Party Transactions

Versus leases its principal operating facilities from an entity which is beneficially owned by Versus' President. Versus has entered into a five-year lease agreement, expiring in 2006, calling for aggregate annual rents of $135,000, increasing 4% annually after the first year. Versus has made nonrefundable contributions to leasehold improvements amounting to $150,000, in accordance with terms of the lease agreements. Rent expense for the years ended October 31, 2001, and 2000, amounted to $132,000 and $127,000, respectively.

The President of the Company holds $50,000 of the debentures discussed in
Note 4. A Director of the Company is a partial owner of a company that holds $1,500,000 of the debentures. This company received $131,000 in interest payments during the fiscal year ended October 31, 2001.

9.  Employee Benefit Plan

Versus maintains a 401(k) plan for all of its employees. Under the plan, Versus may voluntarily contribute $0.50 for each dollar contributed by an employee (subject to Internal Revenue Code limitations) to a retirement savings account in any year. Versus' contributions are limited to a maximum of 3% of the employee's direct compensation for that year. Participants are fully vested in the 401(k) plan at all times for those amounts attributable to their own contributions and vest over a six-year period for Versus' contributions. Versus' contributions to the plan were $39,000 and $36,000 for the years ended October 31, 2001 and 2000, respectively.

10. Licensing of Patent Rights

In conjunction with the stock purchase and warrant agreements entered into effective September 1, 2000, as discussed in Note 7, Versus also entered into a Non-Exclusive Patent License Agreement (Agreement) with the same investor. Under the terms of the Agreement, Versus licensed certain patent rights to the licensee, whereby the licensee has the non-exclusive, irrevocable, fully paid-up and royalty-free perpetual right and license to make, have made for it, use, sell, and import certain products related to the healthcare field. The term of the Agreement extends until the expiration of the last-to-expire of the related patent rights. In consideration of the license grant, the licensee paid to Versus a one-time lump sum payment of $1,000,000. In accordance with SEC Staff Accounting Bulletin No. 101, and Versus' accounting policy relating to the licensing of intellectual property, as described in Note 1, the entire license fee was recorded as revenue during the year ended October 31, 2000.

11. Cumulative Effect of Change in Accounting Principle

In accordance with then existing accounting pronouncements and guidance provided by the SEC staff, Versus had historically recorded the fair value of options issued to non-employee Directors as compensation expense.

Versus adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB No. 25," (FIN 44) in July 2000, retroactively to November 1, 1999, as required. Under FIN 44, stock options issued to Versus' non-employee Directors will receive the same accounting treatment permitted for employee stock options under APB Opinion No. 25 whereby no compensation expense is recorded. The adoption of FIN 44 resulted in a $238,000 cumulative adjustment for the total expense recorded in prior years, through October 31, 1999, relating to non-employee Director options. This adjustment, effectively recorded as of November 1, 1999, is included in income (reduction of loss) for the year ended October 31, 2000.

The adoption of FIN 44 also resulted in a $238,000 decrease to additional paid-in capital.

12.  Business Segment Information and Major Customers

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


                                              2001          2000
                                          ------------  ------------
   Revenues
   Location data collection,
     utilization, and processing          $ 3,382,000   $ 4,302,000
   Software engineering for the
     tool and die market                      478,000       551,000
                                          ------------  ------------
   Consolidated total revenues            $ 3,860,000   $ 4,853,000
                                          ============  ============
   Cost of Revenues
   Direct costs
     Location data collection,
       utilization, and processing        $(1,274,000)  $(1,484,000)
     Software engineering for the
       tool and die market                 (  325,000)   (  338,000)
                                          ------------  ------------
   Total segment direct cost of revenues   (1,599,000)   (1,822,000)


   Indirect costs
     Depreciation and amortization         (  266,000)   (  306,000)
     Lease expense                         (   21,000)   (   33,000)
     Insurance expense                     (   21,000)   (   23,000)
     Warranty expense                      (   12,000)   (   21,000)
     Other                                 (  217,000)   (  140,000)
                                          ------------  ------------
   Consolidated total cost of
      revenues                            $(2,136,000)  $(2,345,000)
                                          ============  ============
   Segment Direct Gross Margin
   Location data collection,
     utilization, and processing          $ 2,108,000   $ 2,818,000
   Software engineering for the
     tool and die market                      153,000       213,000
                                          ------------  ------------
   Total segment direct gross margin      $ 2,261,000   $ 3,031,000
                                          ============  ============

   Assets
   Location data collection,
     utilization, and processing          $ 5,255,000   $ 5,035,000
   Software engineering for the
     tool and die market                      283,000       423,000
                                          ------------  ------------
   Total segment assets                     5,538,000     5,458,000
   Cash and net deferred financing
      costs                                   440,000     2,464,000
                                          ------------  ------------
   Consolidated total assets              $ 5,978,000   $ 7,922,000
                                          ============  ============
   Capital Expenditures
   Location data collection,
     utilization, and processing          $    95,000   $   299,000
   Software engineering for the
     tool and die market                         -             -
                                          ------------  ------------
   Consolidated capital expenditures      $    95,000   $   299,000
                                          ============  ============

Revenues in excess of 10% of Versus' total revenues were attributable to sales to three and four major customers for the years ended October 31, 2001 and 2000, respectively. These individual customers accounted for revenues of approximately $731,000 (19%), $638,000 (17%) and $553,000
(14%) in 2001, and $1,000,000 (21%), $700,000 (14%), $691,000 (14%)
$530,000 (11%) in fiscal 2000. These revenues were all related to the location data collection, utilization, and processing segment.


Reportable Geographic Information

                                           2001          2000
                                       ------------  ------------
       Revenues
         United States                 $ 3,576,000   $ 4,315,000
         Canada                            277,000       538,000
         United Kingdom                      7,000          -
                                       ------------  ------------
                                       $ 3,860,000   $ 4,853,000
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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III

ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Management                Age       Position(s) with the Company
----------------------      -----  ---------------------------------------
 Gary T. Gaisser             50    Director, President and Chief Executive
                                   Officer
 Julian C. Schroeder         54    Director
 David L. Gray               53    Director
 James D. Ross, Esq.         53    Director
 Henry J. Tenarvitz          49    Chief Operating Officer
 Robert Butler               54    Controller and Chief Accounting Officer
 Anne M. Kubo                41    Executive Assistant and Corporate Secretary
 Andrea Galloup              40    Vice President of Sales

Gary T. Gaisser has served as President and Chief Executive Officer of Versus since January 1995, and has served as a Director of Versus since April 1995.

Julian Schroeder has served as a Director of Versus since August 1994. Since May 2000, Mr. Schroeder has been a principal and founding partner of Credit Renaissance Partners, LLC, a firm engaged in investment management. From March 1997 through April 2000, Mr. Schroeder served as the Director of International Fixed Income Research at Schroder & Co., Inc., a registered broker-dealer. From 1989 through March 1997, Mr. Schroeder held various positions in research and corporate finance at BDS Securities (and the predecessor firm), a registered broker-dealer, and from 1995 through March 1997 served as the firm's President.

David L. Gray, CPA, has served as a Director of Versus since April 1998. He is President and Director of Tortola Enterprises, Inc., a management-consulting firm, and has served in this position since 1986. In this position, he serves as an advisor to boards of directors and executive management of a spectrum of operating businesses, both domestic and international. He previously served as President of Sara Lee Bakery Company and as President and CEO of Chef Pierre, Inc. Mr. Gray also serves as a member of the board of directors for a number of business enterprises and non-profit organizations, including Gordon Food Service, Inc.

James D. Ross, Esq. has served as a Director of Versus since April 1999. He is currently in the practice of law at Goldberg and Simpson of Louisville, Kentucky and is licensed in Kentucky and Michigan. Prior to that and since 1998, he was affiliated with Financial Investment Management Group, (Traverse City, Michigan). From 1995 to 1998 Mr. Ross was Executive Vice President of Aegon, USA. Mr. Ross also serves as a member of the board of directors for a number of business enterprises and non-profit organizations.

Henry J. Tenarvitz has served as Chief Operating Officer of Versus since November 1999 and Executive Vice President of Operations since September 1996.

Robert Butler has served as Controller and Chief Accounting Officer of Versus since April 1997. He previously served as District Controller with Allied Waste Industries, Inc. from August 1996 to April 1997.

Anne Kubo has served as Corporate Secretary since April 2001 and as Executive Assistant to the President and CEO since January 2000. From April 1999 through December 1999, she served as Executive Assistant to the Vice President of Sales. From June 1997 to April 1999, she worked in administrative positions with Great Lakes Community Mental Health. Prior to that time, she provided bookkeeping and desktop publishing services to a family owned business.

Andrea Galloup has served as Vice President of Sales since June 2001. Since February 1996 she has served as Executive Sales Manager, Director of Administration, Executive Assistant to the President and Human
Resources Manager. From February 1997 to September 2000 she also served as Corporate Secretary.

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


ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to the named Executive Officers of Versus during the fiscal years ended October 31, 2001, 2000, and 1999.

                          SUMMARY COMPENSATION TABLE
                                Annual
                             Compensation         Long-Term Compensation
                         ----------------------  ------------------------
Name and                                         Securities
Principal         Fiscal                         Underlying   All Other
Position           Year    Salary       Bonus      Options   Compensation
----------------- ------ ----------- -----------  ----------- -----------
Gary T. Gaisser,
President, CEO
and Director       2001  $  196,555                 165,000   $ 5,897 (1)

Gary T. Gaisser    2000  $  178,354  $   62,500     269,000   $ 4,802 (1)

Gary T. Gaisser    1999  $  161,959                  36,000   $ 3,644 (1)

Henry Tenarvitz,
COO                2001  $  103,504                           $ 3,105 (2)

Henry Tenarvitz    2000  $   83,231  $   25,000     155,000   $ 2,647 (2)

Henry Tenarvitz    1999  $   77,992  $    1,200     250,000   $ 2,137 (2)


(1) Represents Versus' contribution to Mr. Gaisser's 401(k) account pursuant to Versus' 401(k) Profit Sharing Plan.

(2) Represents Versus' contribution to Mr. Tenarvitz's 401(k) account pursuant to Versus' 401(k) Profit Sharing Plan.

Options

The following table sets forth the status and value of stock options granted to the named Executive Officers during the fiscal year ended October 31, 2001:


                         Number of
                          Shares
Name and                 Underlying                            Exercise
Position                  Option      Exercisable  Expiration    Price
----------------------  ------------  -----------  -----------  -------
Gary T. Gaisser, CEO      165,000      04-20-02     04-20-06    $ 0.135


The option was granted to Mr. Gaisser for Director services.

No options were exercised by any Executive Officer in fiscal 2001.

The following table sets forth the status and value of stock options held by the named Executive Officers at October 31, 2001:


             Number of                                       Value of
              Shares      Exercisable                         Option
Name and     Underlying       at                   Exercise      at
Position       Option      10/31/01    Expiration    Price     10/31/01
----------- ------------ ------------- ----------- ---------- ----------
Gary T.
Gaisser,
President
and CEO       165,000         -          04-20-06    $ 0.135   $    825

Gary T.
Gaisser       225,000       45,000       09-08-10    $ 0.325       -

Gary T.
Gaisser        44,000       44,000       04-14-05    $ 0.500       -

Gary T.
Gaisser        36,000       36,000       04-23-04    $ 0.165       -

Gary T.
Gaisser        36,000       36,000       04-24-03    $ 0.515       -

Gary T.
Gaisser     1,000,000    1,000,000       06-04-06    $ 0.375       -

Henry J.
Tenarvitz,
COO            80,000       16,000       09-08-10    $ 0.325       -

Henry J.
Tenarvitz      75,000       15,000       11-15-09    $ 0.117   $  1,725

Henry J.
Tenarvitz     250,000      100,000       12-04-08    $ 0.401       -

Henry J.
Tenarvitz     108,580      108,580       04-23-08    $ 0.629       -


No options were exercised by any Executive Officer in fiscal 2001.

Employment Agreement

As of July 1, 1996, Versus and Mr. Gaisser entered into an Employment Agreement for a term of six years. Mr. Gaisser was employed at an initial base salary of $130,000 per year and receives a 10% annual increase during the term of the Employment Agreement. Mr. Gaisser is entitled to such further increases as shall be determined by the Board of Directors and is entitled to participate in other compensation and benefit plans of Versus.

The Employment Agreement may be terminated by Versus for "just cause", which is defined as "willful misconduct, embezzlement, conviction of a felony, habitual drunkenness, or excessive absenteeism not related to illness." The Employment Agreement provides that if Mr. Gaisser is not elected or appointed as President and Chief Executive Officer or as a member of the Board of Directors, is removed from any such office, the ownership and control of Versus changes, or if the principal place of the business is changed to a location more than 20 miles from Traverse City, Michigan without Mr. Gaisser's consent, then Mr. Gaisser may give notice of termination, effective at the end of the month in which notice is given. In addition, if Mr. Gaisser concludes that because of changes in the composition in the Board of Directors or material changes in its policies because of other events or occurrences of material fact, he feels he can no longer properly and effectively discharge his responsibilities, then Mr. Gaisser may resign from his position upon the giving of sixty (60) days' prior written notice. In each case, such resignation shall be deemed constructive termination of Mr. Gaisser's employment by Versus, and Mr. Gaisser shall be entitled to payment of the remaining amounts payable to him under the Employment Agreement without any requirement of mitigation of damages.

Except in the event of constructive termination during the term of the Employment Agreement and for two years thereafter, Mr. Gaisser has agreed not to compete with Versus. Upon any termination, Mr. Gaisser has agreed not to disclose Versus' confidential information or to solicit any employee of Versus for a two-year period.

Compensation of Directors

Effective April 20, 2001, each outside Director was awarded an option to purchase 330,000 shares of Versus' Common Stock for service on the Board from April 20, 2001, through April 20, 2002. Inside Directors were awarded an option to purchase 330,000 shares with 50% of the option to be granted upon attainment of certain revenue goals. Those revenue goals were not met and the option was adjusted automatically to 165,000 shares. The options vest and become exercisable on April 20, 2002. The exercise price for all such options is $0.135 per share, the fair market value of the Common Stock upon the date of grant.


ITEM 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as to the Common Stock beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) by any person who, as of December 31, 2001, to the knowledge of the Board of Directors of Versus, owned beneficially more than 5% of the outstanding Common Stock of Versus (to date, Versus has not issued any shares of Preferred Stock):

Name and Address of             Amount and Nature of    Percentage of
  Beneficial Owner              Beneficial Ownership  Class Outstanding
------------------------------  --------------------  -----------------
Gary T. Gaisser
c/o Versus Technology, Inc.
2600 Miller Creek Road
Traverse City, MI 49684             7,206,875 (1)            16.5%

David L. Gray
c/o Versus Technology, Inc.
2600 Miller Creek Road
Traverse City, MI 49684             6,514,000 (2)            13.4%

Hillenbrand Industries, Inc.
700 State Route 46 East
Batesville, Indiana 47006           5,000,000 (3)            11.2%

William Harris Investors
2 North LaSalle Street,
Suite 400
Chicago, IL 60602                   3,470,000 (4)             8.2%



(1) This total includes 200,000 shares acquirable on conversion of a debenture held by Mr. Gaisser and 1,161,000 shares that are currently acquirable by Mr. Gaisser upon exercise of outstanding options issued by Versus.

(2) Of these shares, 6,000,000 are acquirable on conversion of debentures held by a limited liability company of which Mr. Gray is the Managing Director, and 234,000 are currently acquirable by Mr. Gray upon exercise of outstanding options issued by Versus.

(3) This total includes 2,500,000 shares that are currently acquirable by Hillenbrand Industries, Inc. upon exercise of an outstanding warrant issued by Versus.

(4) As reported on Schedule 13G/A filed February 14, 2001.


Security Ownership of Management

The following table sets forth as of December 31, 2001, the beneficial ownership of Versus' Common Stock by all Directors, nominees and named Executive Officers of and by all the Directors, nominees and Executive Officers of Versus as a group:


                                         Amount and Nature  Percentage
    Name of            Position(s) with   of Beneficial      of Class
Beneficial Owner        the Company (1)   Ownership (1)     Outstanding
---------------------  -----------------  ----------------  ------------
Gary T. Gaisser        President, Chief
                       Executive Officer,
                       and Director         7,206,875 (2)       16.5%

David L. Gray          Director             6,514,000 (3)       13.4%

Julian C. Schroeder    Director               857,334 (4)        2.0%

James D. Ross, Esq.    Director               606,000 (5)        1.4%

All Executive
Officers and
directors as a
group (8 persons)                          16,136,580 (6)       31.8%


(1) Each Director has sole voting and investment power as to all shares reflected as beneficially owned by him, except as otherwise noted. Messrs. Gaisser, Schroeder, Gray, and Ross are all of the Company's present Directors.

(2) This total includes 1,161,000 shares that are currently acquirable by Mr. Gaisser upon exercise of outstanding options issued by Versus and 200,000 shares currently acquirable on conversion of an outstanding debenture held by Mr. Gaisser.

(3) This total includes 234,000 shares that are currently acquirable by Mr. Gray upon exercise of outstanding options issued by Versus and 6,000,000 shares currently acquirable on conversion of outstanding debentures held by a limited liability company of which Mr. Gray is the Managing Director.

(4) This total includes 88,000 shares currently acquirable by Mr.
    Schroeder upon the exercise of outstanding options issued by Versus.

(5) This total includes 161,000 shares currently acquirable by Mr. Ross upon the exercise of outstanding options issued by Versus.

(6) This total includes 8,527,890 shares acquirable currently or within sixty days under outstanding warrants, options, and convertible debentures.

ITEM 12 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1996, the Company moved its principal operating facilities to a building that is owned by Traverse Software Investment, L.L.C.
(TSI), a limited liability company controlled by the President and Chief Executive Officer of the Company. Versus is obligated under a five-year lease agreement commencing July 1, 2001, which requires aggregate total annual rents of $135,000, increasing 4% annually after the first year.

Between May 31, 1999, and August 18, 1999, Versus issued $3,000,000 in Prime Rate Secured Convertible Debentures, due April 30, 2004. Of the total debentures issued, $1,500,000 were purchased by a limited liability company, of which Mr. David L. Gray, a Director of Versus is the Managing Director.

In September 2000, Versus issued 230,000 shares of unregistered restricted common voting shares to Mr. David L. Gray, one of Versus' Directors, as compensation for the assistance provided by the Director with the execution of a Stock Purchase Agreement, Warrant Agreement, and a Non-Exclusive Patent License Agreement.

In November 2001, Mr. Gary T. Gaisser, the President and CEO and a Director of Versus, acquired a debenture with a face value of $50,000 from an independent debenture holder in an arm's-length transaction.


ITEM 13 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

    (1) Financial statements included in Part II Item 7, of this report.
    (2) Exhibits included in the Exhibit Index .

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

Dated:  January 22, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gary T. Gaisser                  January 22, 2002
------------------------
Gary T. Gaisser
Director

/s/ Julian C. Schroeder              January 22, 2002
------------------------
Julian C. Schroeder
Director

/s/ David L. Gray                    January 22, 2002
------------------------
David L. Gray
Director

/s/ James D. Ross, Esq.              January 22, 2002
------------------------
James D. Ross
Director



                          EXHIBIT INDEX


3(a)(i)   Certificate of Incorporation dated October 11, 1988

3(a)(ii) Certificate of Amendment of Certificate of Incorporation dated October 25, 1989

3(a)(iii) Certificate of Amendment of Certificate of Incorporation dated
          December 17, 1993

3(a)(iv) Certificate of Amendment of Certificate of Incorporation dated June 3, 1996 (Incorporated by reference to Exhibit 3 of the Company's Form 10-QSB for the quarter ended July 31, 1996)

3(a)(v) Certificate of Amendment of Certificate of Incorporation dated November 2, 1998 (Incorporated by reference to Exhibit 3(a)
          (v) of the Company's Form 10-KSB for the year ended October
          31, 1998)

3(b) By-laws (Incorporated by reference to Exhibit 3(b) of the Company's Form 10-KSB for the year ended October 31, 1995)

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

10(c) Employee Incentive Stock Option Plan (Incorporated by reference to the Company's 1999 Proxy Statement)

10(d) Lease Agreement between Versus Technology, Inc. and Traverse Software Investment, LLC (Incorporated by reference to Exhibit 10(a) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(e) Lease Agreement between Olmsted Engineering, Co. and Traverse Software Investment, LLC (Incorporated by reference to Exhibit 10(b) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(f) Employment Agreement with Gary T. Gaisser (Incorporated by reference to Exhibit 10(d) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(g) Stock Option Agreement with Gary T. Gaisser (Incorporated by reference to Exhibit 4(b) of the Company's Form 10-KSB for the year ended October 31, 1996)

10(h) Agreement with Precision Tracking FM, Inc. ("The License Agreement") effective January 31, 1997 (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 18, 1997)

10(i) Stock Option Agreement with Samuel Davis - for Director services (Incorporated by reference to Exhibit 4(d) of the Company's Form 10-KSB for the year ended October 31, 1997)

10(j) Stock Option Agreement with Samuel Davis - for Chairman of the Board services (Incorporated by reference to Exhibit 4(j) of the Company's Form 10-KSB for the year ended October 31, 1998)

10(k) Form of Stock Option Agreement with Gary T. Gaisser, Julian C. Schroeder, David L. Gray, and Samuel Davis - for Director services for the one-year period commencing April 24, 1998 (Incorporated by reference to Exhibit 10(k) of the Company's Form 10-KSB for the year ended October 31, 1999)

10(l) Form of Stock Option Agreement with Gary T. Gaisser, Julian C. Schroeder, David L. Gray, Samuel Davis, and James D. Ross - for Director services for the one-year period commencing April 23, 1999 (Incorporated by reference to Exhibit 10(l) of the Company's Form 10-KSB for the year ended October 31, 1999)

10(m)     Registration Rights Agreement (Incorporated by reference to
          Exhibit 4(l) of the Company's Form 10-QSB for the quarter ended April 30, 1999)

10(n) Form of 1999 Executive Officer Profit Sharing and Incentive Compensation Plan for Gary T. Gaisser, Henry J. Tenarvitz, Robert Butler, and Andrea Beadle (Incorporated by reference to
          Exhibit 10(n) of the Company's Form 10-KSB for the year ended October 31, 1999)

10(o)     Non-Exclusive Patent License Agreement between Versus
          Technology, Inc. and Hill-Rom Services, Inc. (Incorporated by reference to Exhibit 10(o) of the Company's Form 10-QSB for the quarter ended July 31, 2000)

10(p) Registration Rights Agreement between Versus Technology, Inc. and Hillenbrand Industries, Inc. (Incorporated by reference to Exhibit 4(d) of the Company's Form 10-QSB for the quarter ended July 31, 2000)

10(q) Form of Stock Option Agreement with Gary T. Gaisser, Julian C. Schroeder, David L. Gray, Samuel Davis, and James D. Ross - for Director services for the one-year period commencing April 14, 2000 (Incorporated by reference to Exhibit 10(q) of the Company's Form 10-KSB for the year ended October 31, 2000)

10(r) Stock Option Agreement with Samuel Davis - for Director services dated effective April 14, 2000 (Incorporated by reference to Exhibit 10(r) of the Company's Form 10-KSB for the year ended October 31, 2000)

10(s) Stock Option Agreement with Gary T. Gaisser for Director services for the one-year period commencing April 20, 2001 (Incorporated by reference to Exhibit 10(s) of the Company's Form 10-QSB for the quarter ended April 30, 2001)

10(t) Lease Agreement between Versus Technology, Inc. and Traverse Software Investment, LLC (Incorporated by reference to Exhibit 10(t) of the Company's Form 10-QSB for the quarter ended April 30, 2001)

10(u)     Form of Stock Option Agreement with Julian C. Schroeder, David
          L. Gray, and James D. Ross - for Director services for the one-year period commencing April 20, 2001

21        Subsidiary of the Registrant

99(a) Press Release - Versus Technology, Inc. to Unveil New High-Tech Badges at HIMSS (Incorporated by reference to Exhibit 99(a) of the Company's Form 10-QSB for the quarter ended January 31, 2001)

99(b) Press Release - Versus Technology, Inc. Reports First Quarter Results (Incorporated by reference to Exhibit 99(b) of the Company's Form 10-QSB for the quarter ended January 31, 2001)

99(c) Press Release - Versus Technology Reports Second Quarter Results (Incorporated by reference to Exhibit 99(a) of the Company's Form 10-QSB for the quarter ended April 30, 2001)

99(d) Press Release - Versus Technology Reports Record Revenues (Incorporated by reference to Exhibit 99(a) of the Company's Form 10-QSB for the quarter ended July 31, 2001)

99(e) Press Release - Versus Technology Reports Record Revenues and Third Quarter Results (Incorporated by reference to Exhibit 99(b) of the Company's Form 10-QSB for the quarter ended July 31, 2001)

99(f)     Press Release - Versus Technology Reports Fiscal 2001 Results




                                                       Exhibit 3(a)(i)

         Certificate of Incorporation Dated October 11, 1988
                   (Filed October 14, 1988)

          CERTIFICATE OF INCORPORATION OF BT TELECOM, INC.

The undersigned incorporator, a natural person over the age of eighteen years, in order to form a corporation under the General Corporation Law of the State of Delaware, certifies as follows:
	1. Name. The name of the corporation is BT Telecom, Inc. (hereinafter referred to as the "Corporation").
	2. Purposes. The nature of the business and purposes to be conducted or promoted by the Corporation are to engage in, carry on and conduct any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.
	3. Address; Registered Agent. The address of the Corporation's registered office is 229 South State Street, City of Dover, County of Kent, State of Delaware; and its registered agent at such address is The Prentice-Hall Corporation System, Inc.
	4. Number of Shares. The total number of shares of stock which the Corporation shall have authority to issue is Ten Million (10,000,000) shares, all of which shall be shares of Common Stock, par value of $.01 per share.
	5. Name and Address of Incorporator. The name and mailing address of the incorporator are: Nathaniel L. Corwin, Esq., 237 Park Avenue, New York, New York 10017.
	6. Indemnification and Exculpation. The Corporation shall, to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware now if effect and as amended from time to time, indemnify all persons whom it may indemnify pursuant thereto. A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware
General Corporation law or (iv) for any transaction from which the director derived an improper personal benefit.
	7. Adoption, Amendment and/or Repeal of By-Laws. The Board of Directors may, from time to time (after adoption by the undersigned of the original By-Laws of the Corporation) make, alter or repeal the By-Laws of the Corporation; provided, however, that any By-Laws made, amended or repealed by the Board of Directors may be amended or repealed, and any By-Laws may be made, by the stockholders of the Corporation.

IN WITNESS WHEREOF, this Certificate has been signed on this 11th day of October, 1988.

NATHANIEL L. CORWIN, INCORPORATOR

___________________________________
Nathaniel L. Corwin, Incorporator





                                                        Exhibit 3(a)(ii)

         Certificate of Amendment of Certificate of Incorporation
                        Dated October 25, 1989

       CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION OF
                           BT TELECOM, INC.

BT TELECOM, INC. a corporation organized and existing by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

	FIRST: That the Board of Directors of said corporation, by the vote of a majority of the Directors present at a meeting held on August 4, 1989, at which a quorum was present, adopted resolutions proposing and declaring advisable the following amendments to the Certificate of Incorporation of said corporation and directed its consideration by the stockholders:

	RESOLVED, that the Certificate of Incorporation of the Corporation be amended by changing Article 1. thereof so that, as amended, said Article shall be and read as follows:

	1. Name. 	The name of the corporation is Versus Technology,
			Inc. (hereinafter referred to as
			the "Corporation").

	SECOND: That the aforesaid amendment was adopted by the vote of a majority of the stockholders of said corporation entitled to vote thereon at a special meeting of the stockholders of the Corporation duly called and held upon notice in accordance with the provisions of Section 222 of the General Corporation Law of the State of Delaware, at which a quorum was present.

	THIRD: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Sections 242 of the General
Corporation Law of the State of Delaware.

	IN WITNESS WHEREOF, the Corporation has caused this certificate to be signed by Donald M. Hooton, its President and attested by Richard W. Haff, its Secretary this 25th day of October, 1989.

ATTEST:								BT TELECOM, INC.
By: RICHARD W. HAFF						By: DONALD M. HOOTON
Secretary								President




                                                        Exhibit 3(a)(iii)

      Certificate of Amendment of Certificate of Incorporation
                 **Dated December 17, 1993**

     CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION

VERSUS TECHNOLOGY, INC., a corporation organized and existing by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY
CERTIFY:

	FIRST: That the Board of Directors of said corporation, by the vote of a majority of the Directors present at a meeting held on November 11, 1993, at which a quorum was present, adopted resolutions proposing and declaring advisable the following amendment to the Certificate of Incorporation of said corporation and directed its consideration by the stockholders:

	RESOLVED, that the Certificate of Incorporation of the Corporation be amended by changing Article 4, thereof so that, as amended, said Article shall be and read as follows:

4. 	Number of Shares. The aggregate number of shares which
the Corporation shall have the authority to issue is 25,000,000 shares, par value $.01 per share. The stated value applicable thereto is two hundred fifty thousand dollars
($250,000).

	SECOND: That the aforesaid amendment was adopted by the affirmative vote of a majority of the votes cast by all stockholders of said corporation entitled to vote thereon at a special meeting of the stockholders of the Corporation duly called and held upon notice in accordance with the provisions of Section 222 of the General Corporation Law of the State of Delaware, at which a quorum was present.

	THIRD: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware. IN WITNESS WHEREOF, the Corporation has caused this certificate to be signed by John Mischak, Jr., its President and attested by Richard W. Haff, its Secretary this 17th day of December, 1993.

ATTEST:						VERSUS TECHNOLOGY, INC.
RICHARD W. HAFF					JOHN MISHAK, JR.
By:	Richard W. Haff, Secretary		By:	John Mishak, Jr., President




                                                          Exhibit 10(u)

NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April
20, 2001, between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and ________________, a current non-employee ("outside") member of the Board of Directors of the Corporation (hereinafter "Director").
WITNESSETH:
	The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Director with incentive compensation for his service on the Board of Directors of the Corporation. This Non-Qualified Stock Option Agreement (this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board") on April 20, 2001.
	In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:
1. Grant.  The Corporation with the approval and direction of the
Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of 330,000 shares of Corporation Common Stock on the terms and conditions herein set forth. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2. Price.   The purchase price of the shares of Corporation Common Stock covered by the Option shall be $0.135 per share, which price is not less than the fair market value of the Corporation Common Stock on the effective date hereof.
3. Time of Exercise.  The term of the Option shall be for a period of five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement, or except as may be approved by the Board subsequent to the effective date of this Agreement.
4. No Transfer.   The Option shall not be transferable by the Director
otherwise than by will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director.
The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process.  Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 20, 2002, this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever, except as may otherwise be provided by the Board subsequent to the effective date of this Agreement. In the event the Director ceases to serve as a member of the Board because of the
Director's death or disability prior to April 20, 2002, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability. Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 20, 2002, whichever period of time is longer.
6. Anti-Dilution Adjustments. In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the Option.
7. Corporate Transactions.  Notwithstanding the provisions of Paragraph
6, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of
1986, as amended, occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common
Stock" shall mean such stock.
8. No Agreement for Continued Service.  This Agreement does not confer upon the Director any right to continue as a member of the Board of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the Director to resign, at any time. In the event the Director resigns from the Board prior to April 20, 2002, the Board in its discretion may permit the Option to become exercisable concurrently with the effective time of such resignation.
9. Restrictions. The obligation of the Corporation to sell and deliver shares of Corporation Common Stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of Common
Stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the Common Stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the
Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares.  The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the
Corporation at its principal executive offices, attention of the
Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares.  Such written notice shall:
(a)	state the election to exercise the Option and the number of
shares in respect of which it is being exercised;
(b)	be accompanied by a tender of payment of the purchase price
therefore, and
(c)	be signed by the person or persons so exercising the Option
and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by
appropriate proof of the right of such person or persons to
exercise the Option.
As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons.  Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's Common Stock with a fair market value equal to or less than the Option price, plus cash equal to any difference. All shares issued as provided herein will be fully paid and non-assessable. The Director shall not have any of the rights of a Stockholder with respect to the shares of Common Stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11.  Availability of Shares.  The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of Common Stock as will be sufficient to satisfy the
requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
12.  Fair Market Value.  As used herein, the "fair market value" of a share of Common Stock shall be the average of the closing bid and asked price of the stock as publicly traded on the over-the-counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape, on the trading day immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over-the-
counter market, such value as the remaining members of the Board in good faith shall determine.
13. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.
	IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the
Director has hereunder set his hand, all as of the day and year first above written.
ATTEST:						VERSUS TECHNOLOGY, INC.

------------------------------		By:---------------------------
Anne Kubo, Corporate Secretary               Gary T. Gaisser, President


							  ----------------------------
                                                   Director





                                                           Exhibit 10(v)

                          LOAN AGREEMENT

     This Loan Agreement is made effective as of January 1, 2002, between Versus Technology, Inc., a Delaware corporation, ("Borrower") and Fifth Third Bank (Northern Michigan) ("Bank").

     Borrower is obtaining a revolving line credit from Bank in accordance with the terms of a commitment letter (the "Commitment Letter") from Bank dated October 19, 2001. In connection with that line of credit, the parties warrant, represent and agree as follows:

Line of Credit Loan:
     Upon receipt by Bank of duly executed copies of all corporate certificates of authority, promissory notes, note riders, loan agreements, security agreements, subordination agreements (from debenture holders) and such other certificates and agreements as Bank may require, Bank will extend to Borrower a line of credit loan in the amount of up to $500,000.00. The terms of this loan, including the Advance Formula Limit to which borrowing is subject, are as set forth in the promissory note and note rider of Borrower to Bank.

Line Increases:
     Bank will consider increases to the line of credit limit in two quarterly increments of $125,000.00 each, up to a $750,000.00 total line limit. Bank will review in-house prepared financial statements, beginning with those for the first two quarters of 2002. Upon satisfactory review of those financial statements and demonstration that Borrower has had substantially similar results to those presented in the projections certified to Bank, Bank will grant the first of the contemplated line increases.

     The second incremental line increase will be considered after satisfactory review of third quarter 2002 financial statements. If those financial statements demonstrate the Borrower has met or exceeded the projections for that quarter certified to Bank, the second incremental increase will be granted.
     Upon maturity of the current line note on November 1, 2002, the Bank will evaluate actual financial performance and will consider renewing the line of credit with two possible additional quarterly incremental increases of $125,000.00 each during the following year. The granting of those increases would be subject to Borrower's development of financial projections that would warrant such line increases and Bank's satisfactory review of financial statements of Borrower's actual performance that show the projections have been met or exceeded.

Security:
     Borrower's line of credit note to Bank is secured by a first lien on all Borrower's accounts receivable, inventory and proceeds of those assets and by a second lien on all Borrower's other assets, excluding patents and intellectual property. Borrower authorizes Bank to file financing statements to provide evidence of and perfect the security interests.
     Borrower has granted a security interest in all its assets to the holders of convertible debentures issued by Borrower. Borrower represents and warrants that the registered holders of all debentures issued by Borrower are as certified to Bank and that Borrower has no knowledge of any assignment or pledge of any of the outstanding debentures, except as certified to Bank. Borrower agrees to obtain from the holder of each outstanding debenture execution of a Subordination Agreement and Amendment to Debenture and such other certificates as Bank may require whereby the debenture holders subordinate their security interest in Borrower's accounts receivable, inventory and proceeds to the security interest in favor of Bank. Bank's receipt of such documents from the debenture holders is a precondition to advances under the line of credit.
     As so subordinated, the security interest in favor of the debenture holders is a permitted lien on Borrower's assets.
     Borrower has executed and delivered to Bank security agreements covering its accounts receivable, chattel paper and general intangibles (but excluding patents and intellectual property), inventory, equipment and fixtures. Borrower acknowledges and agrees that it is bound by all representations, warranties and agreements of those security agreements.

Other Provisions:
     1. Borrower will not sell or license any patents or intellectual property other than in the ordinary course of business.
     2. Within thirty (30) days after the end of each quarter, Borrower will provide Bank with rolling four-quarter internally prepared income and balance sheet projections in a format similar to that certified to Bank.
     3. By February 1, 2002, Borrower will provide Bank with year-end 2001 internally prepared financial statements. These must show results substantially similar to the year-end projections certified to Bank.
     4. Within 120 days of the Company's fiscal year end, Borrower will provide Bank with audited year-end financial statements.
     5.  Borrower will maintain the Company deposit accounts with Fifth Third
         Bank.
     6. All U.S. accounts receivable will be directed to a Fifth Third Bank lock box. Upon request, Bank may require that all accounts receivable be collected by lock box or other arrangements acceptable to Bank.
     7. Borrower will maintain adequate hazard insurance on all its tangible assets in amounts equal to the lesser of the financing commitment (including any prior liens) or the value of the assets. That insurance will name Fifth Third Bank as a lender's loss payee as to inventory, machinery, equipment, furniture, and fixtures. Borrower will provide Bank with certificates of insurance, copies of insurance policies, and such other documents and information concerning the insurance as Bank may reasonably request from time to time. Borrower will promptly notify the Bank of any insured loss.
     8. The terms and conditions of the Commitment Letter shall remain in full force and effect during the term of the loan.
     9. The terms of this Loan Agreement together with the Commitment Letter, the Promissory Note and Note Rider, the three Security Agreements given by Borrower to Bank, the Certificate of By-laws, the Certificate of Debenture Holders, the Subordination Agreements required of debenture holders and the Certificates of Authority required of debenture holders (collectively the "Loan Documents") constitute the complete agreement between Borrower and Bank concerning the line of credit loan, any increases to that loan and any renewal of that loan. The Loan Documents supercede any and all prior negotiations, discussions or agreements concerning the line of credit loan, its increase or its renewal. The Loan Documents may be amended only by a writing signed by Bank and the other party or parties to the document in question.

                             Versus Technology, Inc.

                             By:  /s/ Gary T. Gaisser
                                 ----------------------------
                                 Gary T. Gaisser, President and CEO


                       and   By:  /s/ Henry Tenarvitz
                                 ----------------------------
                                 Henry Tenarvitz, COO

                             Fifth Third Bank (Northern Michigan)


                             By:  /s/ Susan G. Tarczon
                                  ----------------------------
                                 Susan G. Tarczon, Assistant Vice President





                                                        Exhibit 21

                        VERSUS TECHNOLOGY, INC.
                     SUBSIDIARY OF THE REGISTRANT

                        JURISDICTION OF
NAME OF SUBSIDIARY       INCORPORATION        PERCENTAGE OF OWNERSHIP
---------------------  -------------------  --------------------------

Olmsted Engineering Co.     Michigan                  100%






                                                       Exhibit 99(f)


                             FOR IMMEDIATE RELEASE
Investors/Analysts please call:  Robert Butler, Chief Accounting Officer
                                 Versus Technology, Inc. (231) 946-5868

Media please call:               Stephanie Bertschy, Director of Marketing
                                 Versus Technology, Inc. (231) 946-5868


             VERSUS TECHNOLOGY ANNOUNCES FY 2001 RESULTS
     Normal Business Patterns to resume in First Quarter of 2002

Traverse City, Michigan, January 22, 2002  -- Versus Technology, Inc.
(OTC BB: VSTI), the leader in the development and manufacture of infrared
(IR) and radio frequency (RF) tracking technologies announced revenues of $3,860,000 for the fiscal year ended October 31, 2001, compared to revenues of $4,853,000 for the fiscal year ended October 31, 2000. Fiscal 2000 revenues included a $1.0 million license fee received in the fourth quarter. Excluding the license fee, product and services revenues were unchanged from the prior year. Revenues for the fourth quarter of fiscal 2001 were $1,093,000 compared with fiscal 2000 fourth quarter revenues of $2,104,000 that includes the license fee.

For the full year fiscal 2001 the Company's net loss was $2,132,000 compared with a loss of $1,400,000 in fiscal 2000; the fiscal 2001 fourth quarter loss was $297,000 compared with a fiscal 2000 fourth quarter profit of $149,000. The fiscal year and fourth quarter 2000 results included the one-time license fee. Excluding the profits from the license fee, operating losses in the fiscal year and the fourth quarter 2001 decreased reflecting lower per unit manufacturing costs, improved gross margins, and reduced general and administrative expenses.

Revenues for the fourth quarter ended October 31, 2001, did not meet the Company's budgeted levels as the normal flow of orders was interrupted after the September 11 tragedy. Based on shipments in November and December, and orders that the Company expects to ship in January 2002, revenues for the first fiscal quarter ending January 31, 2002, are anticipated to return to more normal patterns, and exceed the revenues of $544,900 in the first quarter ended January 31, 2001.

In January 2002, in order to finance anticipated working capital requirements associated with increased levels of business activity, the Company entered into a line of credit with a major bank. The line provides for up to $1,000,000 of secured financing based on the operating performance of the business.

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



                      VERSUS TECHNOLOGY, INC.
              Consolidated Statements of Operations


                      Three Months Ended October 31,  Year Ended October 31,
                           2001         2000           2001         2000
                        ------------ ------------  ------------ ------------
Revenues

Products and services   $ 1,093,000  $ 1,104,000   $ 3,860,000  $ 3,853,000
Licensing of
 intellectual property         -       1,000,000          -       1,000,000
                        ------------ ------------  ------------ ------------
Total revenues            1,093,000    2,104,000     3,860,000    4,853,000

Operating expenses:

Cost of revenues            503,000      659,000     2,136,000    2,345,000
Research and
 development                153,000      297,000       728,000      799,000
Sales and marketing         366,000      439,000     1,624,000    1,563,000
General and
 administrative             304,000      503,000     1,305,000    1,346,000
                        ------------ ------------  ------------ ------------
                          1,326,000    1,898,000     5,793,000    6,053,000
                        ------------ ------------  ------------ ------------
Income (Loss) From
 Operations              (  233,000)     206,000    (1,933,000)  (1,200,000)

Other Income (Expense)

Interest income               6,000       32,000        65,000       93,000
Interest expense         (   53,000)  (   70,000)   (  244,000)  (  268,000)
Other                    (   17,000)  (   19,000)   (   20,000)  (   25,000)
                        ------------ ------------  ------------ ------------
                         (   64,000)  (   57,000)   (  199,000)  (  200,000)
                        ------------ ------------  ------------ ------------
Income (Loss) before
 cumulative effect of
 change in accounting
 principle               (  297,000)     149,000    (2,132,000)  (1,400,000)

Cumulative effect on
 prior years (to October
 31, 1999) of changing
 to different method of
 accounting for options
 issued to non-employee
 directors                     -           -              -         238,000
                        ------------ ------------  ------------ ------------
Net Income (Loss)       $(  297,000) $   149,000   $(2,132,000) $(1,162,000)
                        ============ ============  ============ ============

Basic and Diluted
 per Share Amounts

Loss before cumulative
 effect of change in
 accounting principle   $(   0.01  ) $    0.00     $(   0.05  ) $(   0.03  )

Cumulative effect on
 prior years (to October
 31, 1999) of changing
 to different method of
 accounting for options
 issued to non-employee
 directors                     -            -             -           -
                        ------------ ------------  ------------ ------------
Basic and Diluted Net
Loss Per Share          $(   0.01  ) $    0.00     $(   0.05  ) $(   0.03  )
                        ============ ============  ============ ============