Form 10KSB/A
period 2001-10-31
VERSUS TECHNOLOGY INC
filed 2002-03-14
CIK 842638

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

Item 10  Executive Compensation

Item 11 Security Ownership of Certain Beneficial Owners and Management

Item 12  Certain Relationships and Related Transactions

Item 13  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index




Note to reader regarding change in 10-KSB/A:
In the 10-KSB filed January 23, 2002, under Notes to Consolidated Financial Statements, the second heading read "Operations (Unaudited)". In this filing, the reference "(Unaudited)" has been deleted. There were no other changes.





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