Form 10QSB
period 2002-01-31
VERSUS TECHNOLOGY INC
filed 2002-03-18
CIK 842638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-QSB

  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended January 31, 2002

  ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File No. 0-17500


                      VERSUS TECHNOLOGY, INC.
           (Name of Small Business Issuer in its charter)


           Delaware                         22-2283745
   (State of Incorporation)    (IRS Employer Identification Number)


   2600 Miller Creek Road, Traverse City, Michigan     49684
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


As of March 18, 2002, the issuer had outstanding
42,222,549 shares of Common Stock, par value $.01 per share.

Transitional small business disclosure format:  Yes (   )  No ( X )



                    VERSUS TECHNOLOGY, INC.

                      Index to Form 10-QSB

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets as of January 31, 2002
         (Unaudited) and October 31, 2001

         Consolidated Statements of Operations for the three months ended January 31, 2002 and 2001 (Unaudited)

         Consolidated Statements of Cash Flows for the three months ended January 31, 2002 and 2001 (Unaudited)

         Notes to Consolidated Financial Statements

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II  OTHER INFORMATION

Item 2   Changes in Securities

Item 6   Exhibits and Reports on Form 8-K

Signatures



                           VERSUS TECHNOLOGY, INC.
                        Consolidated Balance Sheets
                                (Unaudited)

                                          January 31,    October 31
                                            2002            2001
                                         -------------  -------------
Assets

Current Assets

Cash and cash equivalents                $    524,000   $    384,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $37,000 and
   $46,000                                    782,000      1,140,000
Inventories - purchased parts
   and assemblies                             925,000      1,066,000
Prepaid expenses and other
   assets                                      84,000        103,000
                                         -------------  -------------
Total Current Assets                        2,315,000      2,693,000
                                         -------------  -------------
Property and Equipment, net
   of accumulated depreciation
   of $543,000 and $482,000                   532,000        608,000
Software Development Costs,
   net of accumulated
   amortization of $406,000 and
   $388,000                                   194,000        212,000

Goodwill                                    1,533,000      1,533,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $1,178,000
   and $1,137,000                             812,000        853,000
Deferred Financing Costs, net
   of accumulated amortization
   of $58,000 and $52,000                      50,000         56,000

Other Non-Current Assets                       23,000         23,000
                                         -------------  -------------
                                         $  5,459,000   $  5,978,000
                                         =============  =============



Liabilities and Shareholders'
Equity

Current Liabilities

Accounts payable                         $    667,000   $    832,000
Accrued expenses                              160,000        224,000
Deferred revenue-customer
   advance payments                            64,000         25,000
Billings in excess of costs and
   estimated earnings                         108,000         24,000
                                         -------------  -------------
Total Current Liabilities                     999,000      1,105,000

Long-Term Debt                              3,000,000      3,000,000
                                         -------------  -------------
Total Liabilities                           3,999,000      4,105,000
                                         -------------  -------------
Shareholders' Equity

Common stock, $.01 par value;
   75,000,000 shares authorized;
   42,222,549 and 42,223,499
   shares issued and outstanding              422,000        422,000
Additional paid-in capital                 34,746,000     34,746,000
Accumulated deficit                       (33,699,000)   (33,284,000)
Unearned compensation                     (     9,000)   (    11,000)
                                         -------------  -------------
Total Shareholders' Equity                  1,460,000      1,873,000
                                         -------------  -------------
                                         $  5,459,000   $  5,978,000
                                         =============  =============

        See accompanying notes to consolidated financial statements.







                        VERSUS TECHNOLOGY, INC.
                 Consolidated Statements of Operations
                              (Unaudited)

                                      Three Months Ended January 31,
                                          2002             2001
                                      -------------  -------------
Revenues                              $    642,000   $    545,000

Operating Expenses
   Cost of revenues                        406,000        395,000
   Research and development                119,000        182,000
   Sales and marketing                     273,000        424,000
   General and administrative              221,000        323,000
                                      -------------  -------------
                                         1,019,000      1,324,000
                                      -------------  -------------
Loss From Operations                   (   377,000)   (   779,000)
                                      -------------  -------------
Other Income (Expense)
   Interest income                           2,000         33,000
   Interest expense                    (    44,000)   (    71,000)
   Other (net)                               4,000         19,000
                                      -------------  -------------
                                       (    38,000)   (    19,000)
                                      -------------  -------------
Net Loss                              $(   415,000)  $(   798,000)
                                      =============  =============
Basic and Diluted Net Loss
Per Share                             $(    .01   )  $(    .02   )
                                      =============  =============

      See accompanying notes to consolidated financial statements.




                       VERSUS TECHNOLOGY, INC.
               Consolidated Statements of Cash Flows
                           (Unaudited)

                                      Three Months Ended January 31,
                                           2002            2001
                                       -------------  -------------
Operating activities:
   Net loss                            $(   415,000)  $(   798,000)
   Adjustments to reconcile
     net loss to net cash from
    (for) operating activities:
     Depreciation                            61,000         31,000
     Amortization of intangibles             65,000        103,000
     Restricted stock
       compensation                           2,000          9,000
     Stock option compensation                 -             1,000
   Changes in operating
     assets and liabilities:
     Accounts receivable, net               358,000        532,000
     Inventories                            141,000    (   156,000)
     Prepaid expenses and other
       current assets                        19,000    (    22,000)
     Accounts payable                   (   150,000)   (   119,000)
     Accrued expenses                   (    64,000)   (    91,000)
     Deferred revenues-customer
       advance payments                      39,000    (     4,000)
     Billings in excess of costs
       and estimated earnings                84,000         26,000
                                       -------------  -------------
Net cash from (for) operating
   activities                               140,000    (   488,000)
                                       -------------  -------------
Investing activities:
   Additions to property and
     equipment                                 -       (    48,000)
                                       -------------  -------------
Net Increase (Decrease) in
   cash and cash equivalents                140,000    (   536,000)
                                       -------------  -------------
   Cash and cash equivalents,
     at the beginning of period             384,000      2,386,000
                                       -------------  -------------
   Cash and cash equivalents,
     at the end of period              $    524,000   $  1,850,000
                                       =============  =============
Supplemental Cash Flow
   Information
   Cash paid during the period
     for interest                      $     51,000   $     71,000
                                       =============  =============


       See accompanying notes to consolidated financial statements.


During the three months ended January 31, 2002:

Versus repurchased 950 shares of stock pursuant to the Employee Incentive Restricted Stock Bonus Plan. During the same period in fiscal 2001, 1,000 shares were issued. Unearned compensation of $300 related to the repurchased shares was reversed during the three months ended January 31, 2002. Unearned compensation of $160 was recorded for the period ended January 31, 2001, for the stock issued.

Versus reduced accounts payable and property and equipment by $15,000 as a result of a vendor canceling certain invoices previously accrued by the Company.







                     VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                    Notes to Consolidated Financial Statements
                         January 31, 2002 (Unaudited)

Note 1  Operations and Basis of Presentation

Nature of Business

Versus Technology, Inc. (Versus) and its wholly owned subsidiary, Olmsted Engineering Co. (Olmsted), collectively referred to as "Versus", operate in two business segments: location data collection, utilization and processing, and software engineering for the tool and die market. All Versus operations are located in one facility in Traverse City, Michigan.

Location Data Collection, Utilization, and Processing
Segment. Versus develops and markets products using infrared (IR) technology for the health care industry and other markets located throughout North America.
Versus' primary products are infrared locating systems, passive data collection systems, radio frequency supervisory systems, asset locating systems, and portal detection systems. These products permit the instantaneous identification and location of people and equipment and can be used to control access, record events associated with those activities, and permit communication. Segment revenues also include revenue from the licensing of related intellectual property to third parties.

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

Sales improvement is expected from the addition of new resellers recently obtained and currently being developed. During 2001 Versus added two new large resellers and several smaller resellers to its customer base and entered into marketing agreements with three other large entities. Versus expects future sales volumes from these new customers to be considerably higher. Additionally, management believes that the efforts it expended in integrating its products with hospital emergency department systems during 2001 will further support its market growth in 2002. Based on available information, management believes Versus commands the largest portion of the U.S. Wireless
Locating/Tracking Technologies market. Versus has prepared for this anticipated growth by creating the required infrastructure to deliver the solutions to its customers and by maintaining inventory for anticipated future sales. In addition, Versus recently created a customer service group to fulfill the needs of its direct sales customers and to further enhance its sales effort.

Shortly after fiscal year end, Versus instituted certain cost-control measures in an effort to further conserve cash. Primary measures included a reduction in officer salaries, a reduction of four full-time employees (no termination benefits provided), payment of future employee health benefits based on reaching established monthly sales goals, suspension of company contributions to the employees' 401(k) plans, and the renegotiation of selected vendor payment terms.

Versus believes that the above factors, combined with the cash balance remaining at January 31, 2002, the cash expected to be generated from fiscal 2002 sales, available borrowings under a negotiated bank line of credit, the above-described cost-control measures, and the cash received from the sales of Common Stock discussed in
Note 7, will result in Versus meeting its projected cash needs for operations and new product developments over the next twelve months.

Versus' customer base is diverse and Versus does not believe it has a significant credit risk related to its accounts receivable.

Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto of Versus
Technology, Inc. and subsidiary (Versus) contained in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001, as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2002 and 2001, the results of operations and cash flows for the three months ended
January 31, 2002 and 2001. The results of operations for the three months ended January 31, 2002, are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of Versus and Olmsted Engineering Co., its wholly owned subsidiary. Upon consolidation all significant intercompany accounts and transactions are eliminated.

The Company has reclassified certain amounts to conform to the current year presentation.

Long-Lived Assets

The Company periodically reviews long-lived assets, excluding goodwill, for impairment. Examples of events or changes in circumstances that could indicate the requirement for an impairment evaluation include: (1) a significant decrease in the market price of a long-lived asset, (2) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, (3) an accumulation of costs significantly greater than the amount originally expected for the acquisition or construction of a long-lived asset, and (4) a current period loss with a history of losses or expectations of future losses associated with the use of a long-lived asset.

If circumstances indicate impairment is possible, further testing is performed at the asset group level if the asset generates independent cash flows or at the enterprise level if independent cash flows cannot be identified. If the undiscounted cash flows are less than the related carrying value of the asset, the asset is further tested for impairment by comparing the fair value of the asset to the related carrying amount. The fair value used in the impairment evaluation is the price that would be paid in a transaction between a willing buyer and willing seller. If the fair value were less than the carrying amount, an impairment loss would be recorded equal to the difference.

For the first quarter ended January 31, 2002, and fiscal years 2001 and 2000, there were no adjustments to the carrying value of long-lived assets as a result of this review.

New Accounting Standards

In June 2001 the Financial Accounting Standards Board
(FASB) finalized Statement of Financial Accounting
Standards (SFAS) No. 141, "Business Combinations" (SFAS
141), and No. 142, "Goodwill and Other Intangible
Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting. SFAS
141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria.

SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria of SFAS 141.
The adoption of this standard had no impact on the Company's financial statements. The Company's previous acquisition was accounted for using the purchase method.

SFAS 142 requires, among other things, that companies
no longer amortize goodwill, but instead annually test
goodwill for impairment.  In addition, SFAS 142
requires that the Company identify reporting units for
the purpose of assessing potential future impairments
of goodwill, reassess the useful lives of other
existing recognized intangible assets, and cease
amortization of intangible assets with an indefinite
useful life.  An intangible asset with an indefinite
useful life should be tested for impairment in
accordance with the guidance in SFAS 142.  SFAS 142 is
required to be applied in fiscal years beginning after
December 15, 2001, to all goodwill and other intangible
assets recognized at that date, regardless of when
those assets were initially recognized.   SFAS 142
requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.
Because early adoption is permissible, the Company adopted this standard effective November 1, 2001.
Goodwill amortization expense was $39,000 for the first quarter of fiscal year 2001. The total amortization of other intangibles was $65,000 and $64,000 for the first quarter of 2002 and 2001, respectively. The Company is currently assessing, but has not determined the impact the impairment test of goodwill will have on its financial position and results of operations. The reassessment of useful lives assigned to other intangibles did not impact earnings in the first quarter of fiscal 2002. The Company will record amortization of intangible assets of $259,000 in fiscal
2002, $259,000 in fiscal 2003, $238,000 in fiscal 2004,
$162,000 in fiscal 2005, and $162,000 in fiscal 2006.

In August 2001 the FASB issued SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-
Lived Assets." SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this standard is required for fiscal years beginning after December 15, 2001. However because early adoption is permissible, the Company adopted the standard effective November 1, 2001. The adoption of this standard had no impact on the Company's financial statements.


Note 2  Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Basic EPS excludes any dilutive effects of options, warrants, and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares) to the extent those shares have not yet been vested. Diluted
EPS includes the effects of options, warrants, convertible securities, and contingently issuable shares. For the quarter ended January 31, 2002 and 2001, Versus has not included the effects of options, warrants, convertible securities, and contingently issuable shares of 19,759,119 and 19,277,216 shares, respectively, in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted average number of shares outstanding for 2002 and 2001 were 42,063,320 and 42,074,462, respectively, for both basic and diluted EPS calculations.


Note 3  Costs and Estimated Earnings of Uncompleted
Contracts

As of January 31, 2002, and October 31, 2001, Versus was in the process of completing various sales and installation contracts. Certain of these contracts are accounted for on the percentage-of-completion method.
The following represents costs incurred, estimated earnings, and billings to date for the uncompleted contracts at January 31, 2002 and 2001.


                                       January 31,    October 31,
                                          2002           2001
                                      -------------  -------------
Costs incurred on uncompleted
   contracts                          $    184,000   $    207,000
Estimated earnings                         115,000        111,000
                                      -------------  -------------
                                           299,000        318,000
Less billings to date                      407,000        342,000
                                      -------------  -------------
Billings in excess of costs and
   estimated earnings                 $    108,000   $     24,000
                                      =============  =============


Note 4  Restricted Stock Bonus Plan

During the three months ended January 31, 2002, Versus repurchased 950 shares of Common Stock pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan.
Net earned compensation for the three months ended
January 31, 2002, amounted to $2,000.


Note 5  Related Party Transactions

Versus' and Olmsted's principal operating facilities are leased from an entity beneficially owned by Versus'
President and CEO. Rent expense for the three months ended January 31, 2002 and 2001 amounted to $34,000 and $32,000, respectively.

The President of the Company holds $50,000 of the Company's outstanding Debentures. A Director of the
Company is a partial owner of a company that holds
$1,500,000 of the Company's outstanding Debentures.
The Debentures are a component of the Company's
$3,000,000 of long-term debt. The President and the Director received interest of $1,000 and $21,000 in the three months ended January 31, 2002, respectively, and $0 and $36,000 in the three months ended January 31, 2001, respectively.


Note 6  Business Segment Information

Versus operates in two segments that are based on the types of products that are provided to its customers.
As further discussed in Note 1, Versus develops and markets products using IR technology for the health care industry and other markets throughout North
America. It also sells products and services that are used in the tool and die industry.

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

Interim segment information is as follows:


                                        Three months ended January 31,
                                             2002          2001
                                        -------------  -------------
Revenues
   Location data collection,
     utilization, and processing        $    564,000   $    415,000
   Software engineering for the
     tool and die market                      78,000        130,000
                                        -------------  -------------
   Consolidated total revenues               642,000        545,000
                                        -------------  -------------
Direct Cost of Revenues
   Locating data collection,
     utilization, and processing         (   213,000)   (   179,000)
   Software engineering for the
     tool and die market                 (    57,000)   (    79,000)
                                        -------------  -------------
   Total segment direct cost of
     revenues                            (   270,000)   (   258,000)

Segment Gross Margin
   Locating data collection,
     utilization, and processing             351,000        236,000
   Software engineering for the
     tool and die market                      21,000         51,000
                                        -------------  -------------
   Total segment gross margin                372,000        287,000

Indirect Cost of Revenues
   Depreciation and amortization         (   107,000)   (    65,000)
   Lease expense                         (     5,000)   (     8,000)
   Insurance expense                     (     3,000)   (     5,000)
   Warranty expense                      (      -   )   (     5,000)
   Other                                 (    21,000)   (    54,000)
Other Operating and Non-Operating Costs
   Research and development              (   119,000)   (   182,000)
   Sales and marketing                   (   273,000)   (   424,000)
   General and administrative            (   221,000)   (   323,000)
   Other income (expense), net           (    38,000)   (    19,000)
                                        -------------  -------------
Consolidated Net Loss                   $(   415,000)  $(   798,000)
                                        =============  =============

Note 7  Subsequent Events

In February 2002 a Director of the Company acquired a Debenture with a face value of $100,000 from an independent Debenture holder in an arm's-length transaction. The Debenture is a component of the Company's $3,000,000 of long-term debt.

In February 2002 the President and CEO, who is also a Director of the Company, purchased 1,123,595 shares of the Company's Common Stock at a purchase price of $100,000 ($.089 per share), the fair market value of the Common Stock.

In February 2002 a Director of Versus purchased
2,250,000 shares of the Company's Common Stock at a purchase price of $200,250 ($.089 per share), the fair market value of the Common Stock.


Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the first quarter of 2002, with comparisons to the first quarter of 2001 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-
QSB.

Three Months Ended January 31, 2002 and 2001:

First quarter 2002 revenues were $642,000 or 18% higher than the first quarter 2001 level of $545,000. IR revenues of $564,000 were 36% above the same period
2001 level of $415,000.  The reseller channel generated
$495,000 or 88% of the first quarter 2002 IR revenues compared to $234,000 or 56% in fiscal 2001. Fiscal
2002 revenues were derived from nine resellers compared to 10 resellers in the fiscal 2001 revenues. The majority of the increases took place in the major nurse call resellers. The balance was generated from direct sales efforts. CAD/CAM revenues were $78,000 in fiscal
2002 compared to $130,000 in 2001 reflecting lower revenues for cellular ($10,000), maintenance ($19,000), software ($17,000), and training ($6,000).

Total cost of revenues as a percentage of revenues in the first quarter of 2002 decreased to 63% from 73% for the same quarter in 2001. The improvement reflects more profitable product mix and better margins on direct sales as a result of control measures implemented by the customer service and support group formed in the second quarter of fiscal 2001.

Research and development expenses were 35% lower
($119,000 in 2002 compared to $182,000 in 2001) than
the three months ended January 31, 2001. First quarter expenses in fiscal 2001 included $14,000 for new tag development and $24,000 for security systems development. Fiscal 2002 costs were also lower due to cost-control measures implemented in November 2001.

Sales and marketing expenses for the first quarter of 2002 decreased to $273,000 or 36% lower than the $424,000 expended during the three months ended January
31, 2001. In November 2001 marketing staff was decreased to match lower trade show attendance and reduced advertising expenditures.

General and administrative expenses of $221,000 were 32% lower than the $323,000 level for the three months ended January 31, 2001. Fiscal 2001 expenses included higher professional fees primarily due to increased audit fee expenses and patent related legal expenses.

Interest income decreased to $2,000 from $33,000 during the same period in 2001 due to lower cash balances and lower interest rates. Interest expense was $44,000 and $71,000 in 2002 and 2001, respectively, reflecting the lower interest rates.

Liquidity and Capital Resources

As of January 31, 2002, cash on hand was $524,000, an increase of $140,000 since October 31, 2001. In
November 2001 the Company instituted certain cost-control measures in an effort to conserve cash.
Primary measures included a reduction in officer salaries, a reduction of four full-time employees (no termination benefits provided), payment of future employee health benefits based on reaching established monthly sales goals, suspension of company contributions to the employees' 401(k) plans, and the renegotiation of selected vendor payment terms.

The total increase in cash was $140,000 compared to a $536,000 decrease in the same period in 2001. Net cash consumed in operations, before consideration of changes in working capital, was $287,000, a decrease of $367,000 compared to the $654,000 in fiscal 2001.
Increased revenues and margins accounted for $86,000 of the decreased cash consumed and operating cost-control measures accounted for the remaining $281,000 decrease.
Cash generated by working capital changes was $427,000
compared to $166,000 in fiscal 2001.  A $141,000
reduction in inventory, compared to a $156,000 increase in the same period of last year, was the primary cause of the improvement in performance compared to fiscal
2001. Capital acquisitions were $0 during the first quarter of 2002 compared to $48,000 in the prior year.
The 2001 expenditures were $18,000 for the ASIC chip, $18,000 for furniture and fixtures, $3,000 for computer equipment, $6,000 in leasehold improvements, and $3,000 for machinery and equipment (component tooling).

In January 2002 Versus negotiated a line of credit with a bank to finance working capital requirements. The line of credit is secured by a first lien on all accounts receivable and inventory, a second security lien on all other business assets excluding patents and intellectual property, and a subordination of long-term debt, which includes the $3,000,000 of secured
Debentures issued in 1999. Available borrowings under the line, determined by a borrowing base of eligible accounts receivable, start at $500,000 and increase to $1,000,000 based on Versus attaining certain financial projections and assuming renewal of the line of credit upon its maturity in November 2002. As of March 14, 2002 the Company has not received the required
Subordination Agreements for three of the 20 existing
Debentures. The Company expects to receive the Subordinations but if they are not received the Company has the right to call any or all of the three
Debentures for which Subordination Agreements have not been received. Based on the borrowing base formula, Versus could have borrowed $232,000 at January 31, 2002 had all Subordination Agreements been completed.

As described in Note 7, in March 2002 two members of the Board of Directors acquired $300,250 of Versus'
Common Stock.

Management believes Versus is well positioned for future growth because the location industry has consolidated and rationalized over the last 18 months and its customers and potential resellers are seeking out the Company's products and services in higher numbers than in prior years. Additionally, management believes that the efforts it expended in integrating its products with Emergency Department systems during 2001 will further support its market growth in 2002.
Versus believes that these factors, combined with the cash balance remaining at January 31, 2002, the cash expected to be generated from fiscal 2002 sales, borrowings under the line of credit discussed above, the above-described cost-control measures, and the cash infusion from the Directors referenced above will result in the Company meeting its projected cash needs for operations and new product developments over the next twelve months.

New Accounting Standards

As described in Note 1, the Company adopted SFAS 141,
SFAS 142 and SFAS 144 during the quarter ended January
31, 2002. The Company is currently assessing, but has not determined the impact the impairment test of goodwill will have on its financial position and results of operations.

Critical Accounting Policies

The preparation of the Company's financial statements requires that it adopt and follow certain accounting policies. Certain amounts presented in the financial statements have been determined based upon estimates and assumptions. Although management believes that its estimates and assumptions are reasonable, actual results could differ.

Included below is a discussion of the Company's critical accounting policies that management believes are affected by the more significant judgments and estimates used in the preparation of the Company's financial statements, how management applies such policies and how results differing from the Company's estimates and assumptions would affect the amounts presented in the Company's financial statements. Other accounting policies also have a significant effect on the Company's financial statements, and some of these policies also require the use of estimates and assumptions.

Allowance for Possible Losses on Receivables:  The
Company maintains an allowance for possible losses on receivables for estimated losses resulting from the inability of its customers to make required payments.
The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories: The Company records inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the age of specific inventory on hand and assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated by management, additional inventory write-downs may be required.

Impairment of Long-Lived Assets: Management makes judgments about the remaining useful lives of intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other than temporary impairment in the remaining value of the assets recorded on the Company's balance sheet. In order to judge the remaining useful life of an asset, management makes various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, management determines whether it needs to take an impairment charge to reduce the value of the asset stated on the Company's balance sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and its internal forecasts. Although management believes the judgments and assumptions made in the past have been reasonable and appropriate, different judgments and assumptions could materially impact the Company's reported financial results.

The Company will perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The methodology used in evaluating goodwill for impairment will include judgments and assumptions about fair values. These assumptions can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.


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

PART II  OTHER INFORMATION

Item 2  Changes in Securities

(c) On February 26, 2002, the Board of Directors approved the sale of up to an aggregate of $350,000 worth of its common voting stock to two of the Company's Directors at a price of $.089 per share, which was the then current fair market value, pursuant to and in accordance with written stock subscription agreements submitted to the Company by said subscribers. The sale of 3,373,595 common shares for total proceeds of $300,250 was made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

Proceeds generated from the above transactions will be used as working capital for future operations.

Item 6  Exhibits and Reports on Form 8-K

(a) Exhibits
    4 (d)  Versus Technology, Inc. Subscription
           Agreement - Gary T. Gaisser
    4 (e)  Versus Technology, Inc. Subscription
           Agreement - James D. Ross
    99(a)  Press Release - Versus Technology Reports
           First Quarter Results

(b) There were no reports on Form 8-K during the first fiscal quarter.


                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VERSUS TECHNOLOGY, INC.

By:  /s/ Robert Butler                By:  /s/ Gary T. Gaisser
     ------------------                    --------------------
     Robert Butler                         Gary T. Gaisser
     Controller and Chief                  President and Chief
     Accounting Officer                    Executive Officer
     (Principal Accounting                 (Principal Executive
     Officer)                              Officer)

Dated:  March 18, 2002


                                             Exhibit 4(d)

    VERSUS TECHNOLOGY, INC. SUBSCRIPTION AGREEMENT

This Subscription Agreement is made as of date set forth below by and between VERSUS TECHNOLOGY, INC., a Delaware corporation (the "Issuer" or the "Company"), and the undersigned subscriber (the "Subscriber") who is subscribing to purchase from the Company shares of the Issuer's common voting capital stock (the
"Securities").

A.	SUBSCRIPTION

The undersigned hereby subscribes to purchase
_____________ shares of the Securities at a purchase price of $.089 per share, which price is not less than the average of the mean between the closing bid and the closing asked price for the Company Common Stock at the close of trading as quoted on the OTC Bulletin Board on February 25, 2002, immediately preceding the date of this Subscription Agreement. Simultaneously with the execution and delivery of this Subscription Agreement, the undersigned is paying and delivering to the Issuer the amount of $___________________ as the purchase price, in the form of a wire transfer to the account of the Issuer, or a check payable to the Issuer.

B.	REPRESENTATIONS AND WARRANTIES

The undersigned hereby represents and warrants to, and agrees with the Issuer, as follows:
    (a) The Securities are being subscribed for by the subscriber for his own account, for investment purposes only, and not for the account of any other person, and not with a view to distribution, assignment, resale to others, or fractionalization in whole or in part.
        The undersigned understands that the
        offering and sale of the Securities is
        intended to be exempt from registration
        under the Securities Act of 1933, as
        amended (the "Act"), by virtue of
        section 4(2) of the Act and/or the
        provisions of Regulation D promulgated
        thereunder ("Regulation D").  In
        furtherance thereof, the undersigned
        represents, warrants and agrees as
        follows: (i) the undersigned will not
        sell, hypothecate or otherwise transfer
        the Securities except in accordance
        with the Act and applicable state
        securities laws (unless, in the opinion
        of counsel for the Issuer, an exemption
        from the registration requirements of
        the Act and such laws is available);
        and (ii) the Issuer is under no
        obligation to register the Securities
        on behalf of the undersigned or to
        assist it in complying with any
        exemption from registration.
    (b) The Issuer has made available to the undersigned all documents and information that the undersigned has requested relating to an investment in the Issuer.
    (c) The undersigned recognizes that
        investment in the Issuer involves
        substantial risks, and he has taken
        full cognizance of and understands all
        of the risk factors related to the
        purchase of the Securities.
    (d) The undersigned has carefully
        considered and has, to the extent he
        believes such discussion is necessary,
        discussed with his professional legal,
        tax and financial advisers the
        suitability of an investment in the
        Issuer for his particular tax and
        financial situation and it has
        determined that the Securities are a
        suitable investment for the
        undersigned.
    (e) The undersigned acknowledges that he has been afforded the opportunity to discuss this investment with the
        Company and to ask such questions as
        may seem appropriate to him.

C.	UNDERSTANDINGS

The undersigned understands, acknowledges and agrees with the Issuer as follows:

    (a) This Subscription is and shall be
        irrevocable.
    (b) No federal or state agency has made any finding or determination as to the fairness of this offering for invest-ment, nor any recommendation or endorsement of the Securities.
    (c) No assignment, sale, transfer, exchange or other disposition of the Securities can be made other than in accordance with all applicable securities laws.
        It is understood that in order not to
        jeopardize the offering's exempt status
        under Section 4(2) and/or Regulation D
        of the Act, the transferee may be re-
        quired to fulfill certain investor
        suitability requirements.
    (d) The Securities covered by this
        Subscription Agreement shall be
        registered in the name of the
        Subscriber on the books and records of
        the Company.

The certificate evidencing such Securities will bear a legend as follows:

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

    (e) The undersigned acknowledges that the information made available from the
        Company in connection with the offering
        is confidential and non-public and
        agrees that all such information shall
        be kept in confidence by the
        undersigned and neither used by the
        undersigned for the undersigned's
        personal benefit nor disclosed to any
        third party (other than the
        undersigned's attorneys, accountants
        and other financial and tax advisors)
        for any reason other than the decision
        to enter into, or to not enter into,
        this Subscription Agreement; provided,
        that this obligation shall not apply to
        any such information which (1) is part
        of the public knowledge or literature
        and readily accessible at the date
        hereof; (2) becomes part of the public
        knowledge or literature and readily
        accessible by publication (except as a
        result of a breach of these provi-
        sions); or (3) is received from third
        parties (except third parties who
        disclose such information in violation
        of any confidentiality agreements,
        including without limitation any
        Subscription Agreement, they may have
        with the Issuer).
    (f) The undersigned has knowledge and
        experience in financial and business
        matters and is capable of evaluating
        the merits and risks of investment in
        the Issuer and of making an informed
        investment decision.
    (g) The undersigned understands that the information contained herein may be relied upon by the Issuer and its counsel.
    (h) If the Company at any time after the date of this Subscription Agreement proposes to file a new registration of any of Securities, it shall give written notice to the undersigned of such intention. Upon the written request of the undersigned given to the Company within 20 days after the date of such notice, the Company will use its best efforts to cause the Securities purchased by the undersigned pursuant to this Subscription Agreement to be included in the Securities to be covered by the registration statement proposed to be filed by the Company, to the extent requisite to permit the sale or other disposition by the holder of the Securities issued in connection with this Subscription Agreement. The
        Company may withdraw any such
        registration statement before it
        becomes effective or postpone the
        offering of securities contemplated by
        such registration statement without any
        obligation to the undersigned.
    (i) The information provided by the
        undersigned herein will be kept
        confidential by the Issuer and its
        counsel and will not be disclosed,
        except the undersigned agrees the
        information contained herein may be
        disclosed (i) to governmental
        authorities having jurisdiction
        thereunder and (ii) in response to any
        requirement of law.

	D.	SUBSCRIBER INFORMATION

(a)   Name: Gary T. Gaisser
(b)   Home Address:
                    ____________________________________

                    ____________________________________

                    ____________________________________

      Home Telephone Number:    ________________________

      Home Fax Number (if any)  ________________________

(c)   Firm Name:   Versus Technology, Inc.

      Position/Title:  President

      Business Address:     2600 Miller Creek Rd.
                            Traverse City, Michigan 49684

      Business Telephone Number: ________________________

      Business Fax Number:       ________________________

(d)   Send Correspondence to:          Home     Business

(e)   In which state do you currently:
      *  Maintain your primary residence?    ______________
      *  Maintain your secondary residence?  ______________
      *  Vote?                               ______________
      *  File income tax returns?            ______________
      *  Maintain a driver's license?        ______________

In furnishing the above information, I acknowledge that the Company may rely thereon in determining, among other things, whether there are reasonable grounds to believe that I qualify as a sophisticated investor under Section 4(2) of, and/or Regulation D under the Act for the purposes of the proposed investment.

IN WITNESS WHEREOF, the undersigned has executed this Subscription Agreement effective this 26th day of February, 2002.

                      ______________________________
                            Gary T. Gaisser

Make Checks Payable to, and deliver this Subscription
Agreement to:
           Versus Technology, Inc.
           2600 Miller Creek Road
           Traverse City, Michigan 49684

THE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE
SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND MAY
NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED UNLESS
THE SECURITIES ARE REGISTERED UNDER THE ACT OR AN
EXEMPTION THEREFROM IS AVAILABLE AND ANY CERTIFICATE
ISSUED WILL BEAR A LEGEND TO THIS EFFECT.






                                                  Exhibit 4(e)

   VERSUS TECHNOLOGY, INC. SUBSCRIPTION AGREEMENT

This Subscription Agreement is made as of date set forth below by and between VERSUS TECHNOLOGY, INC., a Delaware corporation (the "Issuer" or the "Company"), and the undersigned subscriber (the "Subscriber") who is subscribing to purchase from the Company shares of the Issuer's common voting capital stock (the
"Securities").

A.	SUBSCRIPTION

The undersigned hereby subscribes to purchase
_____________ (not in excess of 2,808,988) shares of
the Securities at a purchase price of $.089 per share, which price is not less than the average of the mean between the closing bid and the closing asked price for the Company Common Stock at the close of trading as quoted on the OTC Bulletin Board on February 25, 2002, immediately preceding the date of this Subscription
Agreement. Simultaneously with the execution and delivery of this Subscription Agreement, the undersigned is paying and delivering to the Issuer the amount of $___________________ as the purchase price, in the form of a wire transfer to the account of the Issuer, or a check payable to the Issuer.

B.	REPRESENTATIONS AND WARRANTIES

The undersigned hereby represents and warrants to, and agrees with the Issuer, as follows:
    (a) The Securities are being subscribed for by the subscriber for his own account, for investment purposes only, and not for the account of any other person, and not with a view to distribution, assignment, resale to others, or fractionalization in whole or in part.
        The undersigned understands that the
        offering and sale of the Securities is
        intended to be exempt from registration
        under the Securities Act of 1933, as
        amended (the "Act"), by virtue of
        section 4(2) of the Act and/or the
        provisions of Regulation D promulgated
        thereunder ("Regulation D").  In
        furtherance thereof, the undersigned
        represents, warrants and agrees as
        follows: (i) the undersigned will not
        sell, hypothecate or otherwise transfer
        the Securities except in accordance
        with the Act and applicable state
        securities laws (unless, in the opinion
        of counsel for the Issuer, an exemption
        from the registration requirements of
        the Act and such laws is available);
        and (ii) the Issuer is under no
        obligation to register the Securities
        on behalf of the undersigned or to
        assist it in complying with any
        exemption from registration.
    (b) The Issuer has made available to the undersigned all documents and information that the undersigned has requested relating to an investment in the Issuer.
    (c) The undersigned recognizes that
        investment in the Issuer involves
        substantial risks, and he has taken
        full cognizance of and understands all
        of the risk factors related to the
        purchase of the Securities.
    (d) The undersigned has carefully
        considered and has, to the extent he
        believes such discussion is necessary,
        discussed with his professional legal,
        tax and financial advisers the
        suitability of an investment in the
        Issuer for his particular tax and
        financial situation and it has
        determined that the Securities are a
        suitable investment for the
        undersigned.
    (e) The undersigned acknowledges that he has been afforded the opportunity to discuss this investment with the
        Company and to ask such questions as
        may seem appropriate to him.

C.	UNDERSTANDINGS

The undersigned understands, acknowledges and agrees with the Issuer as follows:

    (a) This Subscription is and shall be
        irrevocable.
    (b) No federal or state agency has made any finding or determination as to the fairness of this offering for invest-ment, nor any recommendation or endorsement of the Securities.
    (c) No assignment, sale, transfer, exchange or other disposition of the Securities can be made other than in accordance with all applicable securities laws.
        It is understood that in order not to
        jeopardize the offering's exempt status
        under Section 4(2) and/or Regulation D
        of the Act, the transferee may be re-
        quired to fulfill certain investor
        suitability requirements.
    (d) The Securities covered by this
        Subscription Agreement shall be
        registered in the name of the
        Subscriber on the books and records of
        the Company.

The certificate evidencing such Securities will bear a legend as follows:

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

    (e) The undersigned acknowledges that the information made available from the
        Company in connection with the offering
        is confidential and non-public and
        agrees that all such information shall
        be kept in confidence by the
        undersigned and neither used by the
        undersigned for the undersigned's
        personal benefit nor disclosed to any
        third party (other than the
        undersigned's attorneys, accountants
        and other financial and tax advisors)
        for any reason other than the decision
        to enter into, or to not enter into,
        this Subscription Agreement; provided,
        that this obligation shall not apply to
        any such information which (1) is part
        of the public knowledge or literature
        and readily accessible at the date
        hereof; (2) becomes part of the public
        knowledge or literature and readily
        accessible by publication (except as a
        result of a breach of these provi-
        sions); or (3) is received from third
        parties (except third parties who
        disclose such information in violation
        of any confidentiality agreements,
        including without limitation any
        Subscription Agreement, they may have
        with the Issuer).
    (f) The undersigned has knowledge and
        experience in financial and business
        matters and is capable of evaluating
        the merits and risks of investment in
        the Issuer and of making an informed
        investment decision.
    (g) The undersigned understands that the information contained herein may be relied upon by the Issuer and its counsel.
    (h) If the Company at any time after the date of this Subscription Agreement proposes to file a new registration of any of Securities, it shall give written notice to the undersigned of such intention. Upon the written request of the undersigned given to the Company within 20 days after the date of such notice, the Company will use its best efforts to cause the Securities purchased by the undersigned pursuant to this Subscription Agreement to be included in the Securities to be covered by the registration statement proposed to be filed by the Company, to the extent requisite to permit the sale or other disposition by the holder of the Securities issued in connection with this Subscription Agreement. The
        Company may withdraw any such
        registration statement before it
        becomes effective or postpone the
        offering of securities contemplated by
        such registration statement without any
        obligation to the undersigned.
    (i) The information provided by the
        undersigned herein will be kept
        confidential by the Issuer and its
        counsel and will not be disclosed,
        except the undersigned agrees the
        information contained herein may be
        disclosed (i) to governmental
        authorities having jurisdiction
        thereunder and (ii) in response to any
        requirement of law.

	D.	SUBSCRIBER INFORMATION

(a)  Name: James D. Ross
(b)  Home Address:           ____________________________________

                             ____________________________________

                             ____________________________________

     Home Telephone Number:              ________________________

     Home Fax Number (if any)            ________________________

(c)  Firm Name:          Goldberg & Simpson, PSC

     Position/Title:     Of Counsel

     Business Address:   3000 National City Tower
                         101 S. Fifth St.
                         Louisville, KY 40202

     Business Telephone Number:           ________________________

     Business Fax Number:                 ________________________

(d)  Send Correspondence to:          Home         Business

(f)  In which state do you currently:
     *  Maintain your primary residence?            ______________
     *  Maintain your secondary residence?          ______________
     *  Vote?                                       ______________
     *  File income tax returns?                    ______________
     *  Maintain a driver's license?                ______________

In furnishing the above information, I acknowledge that the Company may rely thereon in determining, among other things, whether there are reasonable grounds to believe that I qualify as a sophisticated investor under Section 4(2) of, and/or Regulation D under the Act for the purposes of the proposed investment.

IN WITNESS WHEREOF, the undersigned has executed this Subscription Agreement effective this 26th day of February, 2002.

                        ______________________________
                              James D. Ross

Make Checks Payable to, and deliver this Subscription
Agreement to:
                   Versus Technology, Inc.
                   2600 Miller Creek Road
                   Traverse City, Michigan 49684

THE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE
SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND MAY
NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED UNLESS
THE SECURITIES ARE REGISTERED UNDER THE ACT OR AN
EXEMPTION THEREFROM IS AVAILABLE AND ANY CERTIFICATE
ISSUED WILL BEAR A LEGEND TO THIS EFFECT.






                                                    Exhibit 99(a)
                         Press Release

                      FOR IMMEDIATE RELEASE

Investors/Analysts please call:      Robert Butler,
                                     Chief Accounting Officer
Media please call:                   Stephanie Bertschy,
                                     Director of Marketing
                                     Versus Technology, Inc.
                                     (231) 946-5868



     VERSUS TECHNOLOGY REPORTS FIRST QUARTER RESULTS
        Net loss trimmed from prior year level.

Traverse City, Mich., March 18, 2002  - Versus
Technology, Inc. (OTC BB: VSTI) announced revenues of
$642,000 for the first quarter, up 18% from revenues of $545,000 for the same period in 2001. The Company also reported a net loss of $415,000 or $0.01 per share compared to a loss of $798,000 or $0.02 per share for the same period in 2001.

In its recently filed 10-QSB, Versus reported that first quarter 2002 revenues included $495,000 from its Infrared (IR) Location Systems reseller channel compared to $234,000 in the same period in 2001.
Direct IR sales and CAD/CAM sales were $69,000 and $78,000 respectively in 2002 and $181,000 and $130,000 respectively in 2001.

The reduced loss was attributed to increased margins and revenues and operating cost-control measures implemented earlier this fiscal year. Versus also reported its cash position at $524,000, an increase of $140,000 over the ending cash for the prior quarter.

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


                        VERSUS TECHNOLOGY, INC.
                 Consolidated Statements of Operations
                              (Unaudited)

                                      Three Months Ended January 31,
                                          2002             2001
                                      -------------  -------------
Revenues                              $    642,000   $    545,000

Operating Expenses
   Cost of revenues                        406,000        395,000
   Research and development                119,000        182,000
   Sales and marketing                     273,000        424,000
   General and administrative              221,000        323,000
                                      -------------  -------------
                                         1,019,000      1,324,000
                                      -------------  -------------
Loss From Operations                   (   377,000)   (   779,000)
                                      -------------  -------------
Other Income (Expense)
   Interest income                           2,000         33,000
   Interest expense                    (    44,000)   (    71,000)
   Other (net)                               4,000         19,000
                                      -------------  -------------
                                       (    38,000)   (    19,000)
                                      -------------  -------------
Net Loss                              $(   415,000)  $(   798,000)
                                      =============  =============
Basic and Diluted Net Loss
Per Share                             $(    .01   )  $(    .02   )
                                      =============  =============


Please refer to the 10-QSB filed with the Securities and Exchange Commission March 18, 2002, for additional details.