Form 10QSB
period 2002-04-30
VERSUS TECHNOLOGY INC
filed 2002-06-03
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


   (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended April 30, 2002

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


As of May 31, 2002, the issuer had outstanding 45,592,188 shares of Common Stock, par value $.01 per share.

Transitional small business disclosure format:   Yes (   )    No ( X )







                             VERSUS TECHNOLOGY, INC.

                              Index to Form 10-QSB


PART I                        FINANCIAL INFORMATION

Item 1   Financial Statements:

         Consolidated Balance Sheets as of April 30, 2002,
         (Unaudited) and October 31, 2001

         Consolidated Statements of Operations for the three and six months ended April 30, 2002 and 2001
         (Unaudited)

         Consolidated Statements of Cash Flows for the six months ended April 30, 2002 and 2001 (Unaudited)

         Notes to Consolidated Financial Statements

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II                         OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Changes in Securities

Item 4   Submission of Matters to a Vote of Security Holders

Item 5   Other Information

Item 6   Exhibits and Reports on Form 8-K

         Signatures








PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

                              VERSUS TECHNOLOGY, INC.
                            Consolidated Balance Sheets
                                   (Unaudited)

                                          April 30,      October 31,
                                            2002            2001
                                       --------------  --------------
ASSETS

Current Assets

Cash and cash equivalents              $     501,000   $     384,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $47,000 and
   $46,000                                 1,316,000       1,140,000

Inventories - purchased parts and
   assemblies                                773,000       1,066,000

Prepaid expenses and other
   current assets                            125,000         103,000
                                       --------------  --------------
Total Current Assets                       2,715,000       2,693,000
                                       --------------  --------------
Property and Equipment, net of
   accumulated depreciation of
   $601,000 and $482,000                     476,000         608,000

Software Development Costs, net
   of accumulated amortization of
   $425,000 and $388,000                     175,000         212,000

Goodwill                                   1,533,000       1,533,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $1,218,000 and
   $1,137,000                                772,000         853,000

Deferred Financing Costs, net of
   accumulated amortization of
   $63,000 and $52,000                        45,000          56,000

Other Non-Current Assets                      23,000          23,000
                                       --------------  --------------
                                       $   5,739,000   $   5,978,000
                                       ==============  ==============



LIABILITIES AND SHAREHOLDERS'
         EQUITY

Current Liabilities

Accounts payable                       $     534,000   $     832,000

Note payable                                  37,000            -

Accrued expenses                             227,000         224,000

Deferred revenue-customer advance
   payments                                  137,000          25,000

Billings in excess of costs and
   estimated earnings                        138,000          24,000
                                       --------------  --------------
Total Current Liabilities                  1,073,000       1,105,000

Long-Term Debt                             3,000,000       3,000,000
                                       --------------  --------------
Total Liabilities                          4,073,000       4,105,000
                                       --------------  --------------
Shareholders' Equity

Common stock, $.01 par value;
   75,000,000 shares authorized;
   45,592,188 and 42,223,499
   shares issued and outstanding             456,000         422,000

Additional paid-in capital                35,010,000      34,746,000

Accumulated deficit                     ( 33,793,000)   ( 33,284,000)

Unearned compensation                   (      7,000)   (     11,000)
                                       --------------  --------------
Total Shareholders' Equity                 1,666,000       1,873,000
                                       --------------  --------------
                                       $   5,739,000   $   5,978,000
                                       ==============  ==============


        See accompanying notes to consolidated financial statements.






                           VERSUS TECHNOLOGY, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                        Three Months Ended April 30,  Six Months Ended April 30,
                             2002         2001            2002         2001
                        ------------- -------------  ------------- -------------
Revenues                $  1,127,000  $    977,000   $  1,769,000  $  1,522,000

Operating expenses

   Cost of revenues          517,000       628,000        923,000     1,023,000

   Research and
      development            120,000       214,000        239,000       396,000

   Sales and marketing       253,000       456,000        526,000       880,000

   General and
      administrative         271,000       354,000        492,000       677,000
                        ------------- -------------  ------------- -------------
                           1,161,000     1,652,000      2,180,000     2,976,000
                        ------------- -------------  ------------- -------------
Loss From Operations     (    34,000)  (   675,000)   (   411,000)  ( 1,454,000)
                        ------------- -------------  ------------- -------------
Other Income (Expenses):

   Interest income             2,000        17,000          4,000        50,000

   Interest expense      (    36,000)  (    64,000)   (    80,000)  (   135,000)

   Other (net)           (    26,000)  (    26,000)   (    22,000)  (     7,000)
                        ------------- -------------  ------------- -------------
                         (    60,000)  (    73,000)   (    98,000)  (    92,000)
                        ------------- -------------  ------------- -------------
Net Loss                $(    94,000) $(   748,000)  $(   509,000) $( 1,546,000)
                        ============= =============  ============= =============
Basic and Diluted Net
   Loss per Share       $      -      $(   0.02   )  $(   0.01   ) $(   0.04   )

     See accompanying notes to consolidated financial statements.





                        VERSUS TECHNOLOGY, INC.
                  Consolidated Statements of Cash Flows
                              (Unaudited)


                                           Six Months Ended April 30,
                                               2002          2001
                                          -------------  -------------
Operating activities:
   Net Loss                               $(   509,000)  $( 1,546,000)
   Adjustments to reconcile net
      loss to net cash used in
      operating activities:
      Depreciation                             119,000        64,000
      Amortization of intangibles              129,000       207,000
      Amortization of unearned
        compensation                             3,000        14,000
      Stock option compensation            (     1,000)        1,000
   Changes in operating assets
      and liabilities:
      Accounts receivable                  (   176,000)       60,000
      Inventories                              293,000   (   171,000)
      Prepaid expenses and other
        current assets                     (    22,000)        8,000
      Accounts payable                     (   283,000)       92,000
      Accrued expenses                           3,000   (    46,000)
      Deferred revenues -
        customer advance payments              112,000        72,000
      Billings in excess of costs
        and estimated earnings                 114,000          -
                                          -------------  -------------
Net cash used in operating
   activities                              (   218,000)   ( 1,245,000)
                                          -------------  -------------
Investing activities:
   Additions to property and
      equipment                            (     2,000)   (    85,000)
                                          -------------  -------------
Net cash provided by investing
   activities                              (     2,000)   (    85,000)
                                          -------------  -------------
Financing activities:
   Proceeds from issuance of note               42,000          -
   Principal payments on note
     payable                               (     5,000)         -
   Sale of common stock                        300,000          -
                                          -------------  -------------
Net cash used in financing
   activities                                  337,000          -
                                          -------------  -------------
Net increase (decrease) in cash
   and cash equivalents                        117,000    ( 1,330,000)
Cash and cash equivalents,
   beginning of period                         384,000      2,386,000
                                          -------------  -------------
Cash and cash equivalents, end of
   period                                 $    501,000   $  1,056,000
                                          =============  =============

Supplemental cash flow
   information
Cash paid during the period for
   interest                               $     92,000   $    143,000
                                          =============  =============


         See accompanying notes to consolidated financial statements.




During the six months ended April 30, 2002:

Versus repurchased 4,906 shares of stock pursuant to the Employee Incentive Restricted Stock Bonus Plan. During the same period in fiscal 2001, 1,000 shares were issued. Unearned compensation of $1,000 related to the repurchased shares was reversed during the six months ended April 30, 2002.

Versus reduced accounts payable and property and equipment by $15,000 as a result of a vendor canceling certain invoices previously accrued by the Company.








                  VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
                       April 30, 2002 (Unaudited)

Note 1  Operations and Basis of Presentation

Nature of Business

Versus Technology, Inc. (Versus) and its wholly owned subsidiary, Olmsted Engineering Co. (Olmsted), collectively referred to as "Versus," operate in two business segments: location data collection, utilization, and processing; and software engineering for the tool and die market. All Versus operations are located in one facility in Traverse City, Michigan.

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

Operations

Versus has experienced operating losses during each of the past several years during which it concentrated its efforts towards developing its product lines and customer base. Management now believes Versus is well positioned for future growth as its products are gaining more acceptance in the marketplace and their advantages over competing products and technologies are better understood. The number of companies offering competing products in Versus' area of expertise is lower now than in prior years.

Sales improvement is expected from the addition of new resellers recently obtained and currently being developed. During 2001 Versus added two new large resellers and several smaller resellers to its customer base and entered into marketing agreements with three other large entities. Versus expects future sales volumes from these new customers to be considerably higher. Additionally, management believes that the efforts it expended in integrating its products with hospital emergency department systems during 2001 will further support its market growth in 2002. The foregoing factors will be further enhanced by the recent hiring of a Vice President of Sales who has considerable experience in the markets that Versus serves. Based on available information, management believes Versus commands the largest portion of the U.S. wireless locating/tracking technologies market. Versus has prepared for this anticipated growth by creating the required infrastructure to deliver the solutions to its customers and by maintaining inventory for anticipated future sales. In addition, Versus recently created a customer service group to fulfill the needs of its direct sales customers and to further enhance its sales effort.

Shortly after fiscal year end 2001, Versus instituted certain cost-control measures in an effort to further conserve cash. Primary measures included a temporary reduction in officer salaries, a reduction of four full-time employees, a reduction of certain other benefits, and renegotiation of selected vendor payment terms.

Versus believes that the above factors, combined with the cash balance remaining at April 30, 2002, the cash expected to be generated from fiscal 2002 sales, available borrowings under a negotiated bank line of credit, and the above-described cost-control measures will result in Versus meeting its projected cash needs for operations and new product developments over the next twelve months.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2002 and 2001, and the results of operations and cash flows for the six months ended April 30, 2002 and 2001. The results of operations for the three and six months ended April 30, 2002, are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of Versus and Olmsted Engineering Co., its wholly owned subsidiary. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

The Company has reclassified certain amounts to conform to the current year presentation.




Long-Lived Assets

The Company periodically reviews long-lived assets, excluding goodwill, for impairment. Examples of events or changes in circumstances that could indicate the requirement for an impairment evaluation include: (1) a significant decrease in the estimated fair value of a long-lived asset, (2) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, (3) an accumulation of costs significantly greater than the amount originally expected for the acquisition or construction of a long-lived asset, and (4) a current period loss with a history of losses or expectations of future losses associated with the use of a long-lived asset.

If circumstances indicate impairment is possible, further testing is performed at the asset group level if the asset generates independent cash flows or at the enterprise level if independent cash flows cannot be identified. If the undiscounted cash flows are less than the related carrying value of the asset, the asset is further tested for impairment by comparing the fair value of the asset to the related carrying amount. The fair value used in the impairment evaluation is the estimated price that would be paid in a transaction between a willing buyer and willing seller. If the fair value were less than the carrying amount, an impairment loss would be recorded equal to the difference.

For the six months ended April 30, 2002, and fiscal years 2001 and 2000, there were no adjustments to the carrying value of long-lived assets as a result of this review.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead annually test goodwill for impairment. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Because early adoption is permissible, the Company adopted this standard effective November 1, 2001. Goodwill amortization expense was $39,000 and $78,000, respectively, for the three- and six-month periods ended April 30, 2001. The total amortization of other intangibles was $64,000 and $65,000, respectively, for the three months ended April 30, 2001 and 2002, and $129,000 for the six months ended April 30, 2001 and 2002. The goodwill impairment test, which was completed with the assistance of an independent valuations firm, had no impact on the Company's financial position and results of operations. The reassessment of useful lives assigned to other intangibles did not impact earnings in the first or second quarter of fiscal 2002. Based on the balance of intangible assets as of April 30, 2002, the Company will record amortization of intangible assets of $259,000 in fiscal 2002, $259,000 in fiscal 2003, $238,000 in fiscal 2004, $162,000 in fiscal 2005, and
$162,000 in fiscal 2006.

The following illustrates the impact of the adoption of SFAS 142:


                    Three Months Ended April 30, Six Months Ended April 30,
                          2002       2001            2002        2001
                     ------------ ------------  ------------ ------------
Reported net loss    $(   94,000) $(  748,000)  $(  509,000) $(1,546,000)
Add back:
Goodwill amortization       -          39,000          -          78,000
                     ------------ ------------  ------------ ------------
Adjusted net loss    $(   94,000) $(  709,000)  $(  509,000) $(1,468,000)
                     ============ ============  ============ ============


The add back of goodwill amortization did not impact the basic and diluted net loss per share that was reported for the three and six months ended April 30, 2001, of $(0.02) and $(0.04), respectively.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this standard is required for fiscal years beginning after December 15, 2001. However because early adoption is permissible, the Company adopted the standard effective November 1, 2001. The adoption of this standard had no impact on the Company's financial statements.


Note 2  Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted-average number of shares outstanding during each period. Basic EPS excludes any dilutive effects of options, warrants, and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares) to the extent those shares have not yet been vested. Diluted EPS includes the effects of options, warrants, convertible securities, and contingently issuable shares. For the periods ended April 30, 2002 and 2001, Versus has not included the effects of options, warrants, convertible securities, and contingently issuable shares of 20,695,769 and 20,389,241 shares, respectively, in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted-average shares outstanding were 44,339,167 and 42,112,974 for the three months ended April 30, 2002 and 2001, respectively, and 43,213,815 and 42,093,506 for the six months ended April 30, 2002 and 2001, respectively.


Note 3  Note Payable

In March 2002 Versus entered into an unsecured term loan. As of April 30, 2002, the remaining balance on the note payable was $37,000, which is due in equal installments of $4,800 plus accrued interest at a rate of 9.5%.


Note 4  Costs and Estimated Earnings of Uncompleted Contracts

As of April 30, 2002, and October 31, 2001, Versus was in the process of completing various sales and installation contracts. Certain of these contracts are accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings, and billings to date for the uncompleted contracts at April 30, 2002, and October 31, 2001.


                                      April 30, 2002  October 31, 2001
                                      --------------  --------------
Costs incurred on uncompleted
   contracts                            $   203,000     $   207,000
Estimated earnings                          130,000         111,000
                                      --------------  -------------
                                            333,000         318,000
Less billings to date                       471,000         342,000
                                      --------------  --------------
Billings in excess of costs and
  estimated earnings                    $   138,000     $    24,000
                                      ==============  ==============


Note 5  Restricted Stock Bonus Plan

During the six months ended April 30, 2002, Versus repurchased 4,906 shares of Common Stock pursuant to the 1996 Employee Incentive
Restricted Stock Bonus Plan. Net earned compensation for the six months ended April 30, 2002, amounted to $4,000.



Note 6  Related Party Transactions

Versus' and Olmsted's principal operating facilities are leased from an entity beneficially owned by Versus' President and CEO. Rent expense for the six months ended April 30, 2002 and 2001, amounted to $68,000 and $65,000, respectively.

The President of the Company and a Director hold $50,000 and $100,000, respectively, of the Company's outstanding Debentures. Another Director of the Company is a partial owner of a company that holds $1,500,000 of the Company's outstanding Debentures. The Debentures are a component of the Company's $3,000,000 of long-term debt. The President and the two Directors received interest of $1,000 and $46,000, respectively, during the six months ended April 30, 2002, and $0 and $71,000, respectively, during the six months ended April 30, 2001.


Note 7  Business Segment Information

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

Interim segment information is as follows:

                        Three Months Ended April 30,  Six Months Ended April 30,
                               2002         2001           2002         2001
                           ------------ ------------   ------------ ------------
Revenues
 Location data collection,
  utilization, and
  processing               $ 1,047,000  $   849,000    $ 1,611,000  $ 1,264,000
 Software engineering for
  the tool and die market       80,000      128,000        158,000      258,000
                           ------------ ------------   ------------ ------------
 Consolidated total
  revenues                   1,127,000      977,000      1,769,000    1,522,000
                           ------------ ------------   ------------ ------------
Direct Cost of Revenues
 Location data collection,
  utilization, and
  processing                (  340,000)  (  412,000)    (  553,000)  (  591,000)
 Software engineering for
  the tool and die market   (   55,000)  (   87,000)    (  112,000)  (  166,000)
                           ------------ ------------   ------------ ------------
 Total segment direct cost
  of revenues               (  395,000)  (  499,000)    (  665,000)  (  757,000)
                           ------------ ------------   ------------ ------------
Segment Gross Margin
 Location data collection,
  utilization, and
  processing                   707,000      437,000      1,058,000      673,000
 Software engineering for
  the tool and die market       25,000       41,000         46,000       92,000
                           ------------ ------------   ------------ ------------

 Total segment gross
  margin                       732,000      478,000      1,104,000      765,000

Indirect Cost of Revenues
 Depreciation and
  amortization              (  102,000)  (   66,000)    (  209,000)  (  131,000)
 Lease expense              (    5,000)  (    5,000)    (   10,000)  (   13,000)
 Insurance expense          (    2,000)  (    5,000)    (    5,000)  (   10,000)
 Warranty expense           (     -   )  (    4,000)    (     -   )  (    9,000)
 Other                      (   13,000)  (   49,000)    (   34,000)  (  103,000)

Other Operating and Non-
 Operating Costs
 Research and development   (  120,000)  (  214,000)    (  239,000)  (  396,000)
 Sales and marketing        (  253,000)  (  456,000)    (  526,000)  (  880,000)
 General and administrative (  271,000)  (  354,000)    (  492,000)  (  677,000)
 Other income(expense), net (   60,000)  (   73,000)    (   98,000)  (   92,000)
                           ------------ ------------   ------------ ------------
Consolidated Net Loss      $(   94,000) $(  748,000)   $(  509,000) $(1,546,000)
                           ============ ============   ============ ============

Note 8  Common Stock Issuance

In February 2002 the President and CEO, who is also a Director of the Company, purchased 1,123,595 shares of the Company's Common Stock at a purchase price of $100,000 ($0.089 per share), the fair market value of the Common Stock.

In February 2002 a Director of Versus purchased 2,250,000 shares of the Company's Common Stock at a purchase price of $200,250 ($0.089 per share), the fair market value of the Common Stock.


Item 2 Management's Discussion And Analysis Of Financial Condition and Results of Operations

Results of Operations

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the three- and six-month periods ending April 30, 2002, with comparisons to 2001 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Three Months Ended April 30, 2002 and 2001

Second quarter revenues were $1,127,000 or 15% higher than the fiscal 2001 level of $977,000. Infrared revenues of $1,047,000 were 23% above the same period fiscal 2001 level of $849,000. Reseller revenues accounted for 52% and 69% of the total IR revenues for the three months ended April 30, 2002 and 2001, respectively. The balance was generated from direct sales efforts. Fiscal 2002 results include the completed portion of a large direct sale. CAD/CAM revenues were $80,000 or 37% below the $128,000 revenues generated for the same three-month period in fiscal 2001. The decreasing trend of CAD/CAM revenues is expected to continue. CAD/CAM products are mature in their market place and development, marketing, and sales activities of the Company are now focused on maximizing returns from the IR Locating segment.

Cost of revenues as a percentage of revenues in the second quarter of fiscal 2002 decreased to 46% from 64% for the same quarter in fiscal 2001. The reduced cost of revenues reflects higher margins attained on the direct sale referenced above. After factoring out that sale, cost of revenues was 59%, which was still lower than fiscal 2001 results due primarily to product mix differences. The Company expects the trend in its improved margins to continue.

Research and development expenses of $120,000 were $94,000 lower than the three months ended April 30, 2001. Expenditures in 2001 were related to the development of the PIC chip-based badge.

Sales and marketing expenses for the second quarter of fiscal 2002 decreased to $253,000 or 45% below the $456,000 for the three months ended April 30, 2001. The largest decreases occurred in payroll related expenses, advertising, trade show, and travel expenses. These decreases resulted from a cost-reduction program the Company initiated in November 2001. The Company expects to increase its sales and marketing expenses in the future.

General and administrative expenses of $271,000 were 23% below the $354,000 level for the three months ended April 30, 2001. The largest expense decreases were professional fees, shareholders' expense, and goodwill amortization. These decreases resulted from a cost-reduction program the Company initiated in November 2001. Goodwill amortization ceased coincident with the adoption of SFAS 142.

In the second quarter of fiscal 2002, other expense net decreased by $13,000 from 2001 levels due to lower interest expense attributable to lower interest rates.

Six Months Ended April 30, 2002 and 2001

First half revenues were $1,769,000 or 16% above the fiscal 2001 level of $1,522,000. Infrared revenues of $1,611,000 were 27% above the same period fiscal 2001 level of $1,264,000. Resellers accounted for 64% and 65% of total IR revenues in 2002 and 2001, respectively. CAD/CAM revenues were $158,000, compared to the $258,000 generated for the same six-month period in fiscal 2001.

Cost of revenues as a percentage of revenues in the first six months of fiscal 2002 decreased to 52% from 67% for the same period in fiscal 2001. Additional non-recurring costs associated with initial production runs of the PIC chip-based badge accounted for a portion of the increased cost of revenues as a percentage of revenues in fiscal 2001. Improved margins from the 2002 large second quarter direct sale referenced above resulted in the balance of the improvement over the fiscal 2001 cost of revenues percentage.

Research and development expenses of $239,000 were $157,000 lower than the first half of fiscal 2001. Fiscal 2001 expenditures reflect the development of the PIC chip technology and new badges.

Sales and marketing expenses for the six months ended April 30, 2002, decreased to $526,000 or 40% below the $880,000 for the same period in fiscal 2001. The reduction in expenses was the result of lower payroll related expense, reduced advertising, reduced trade show expenditures, reduced travel expense, and replacement of the Canadian sales agent expense with a new reseller. These decreases resulted from a cost-reduction program the Company initiated in November 2001.

General and administrative expenses of $492,000 were 27% lower than the $677,000 level for the same period in fiscal 2001. The largest decrease occurred in professional fees, shareholders' expense, and goodwill amortization expense, which resulted from the adoption of SFAS 142.

In the first half of fiscal 2002, other expense net increased $6,000 from 2001 levels due to lower interest income resulting from reduced cash balances which was partially offset by a decrease in interest expense resulting from lower interest rates and an increase in miscellaneous expenses.



Liquidity and Capital Resources

As of April 30, 2002, cash on hand was $501,000. In November 2001 the Company instituted certain cost-control measures in an effort to conserve cash. Primary measures included a temporary reduction in officer salaries, a reduction of four full-time employees, a reduction of certain other benefits, and renegotiation of selected vendor payment terms.

The total increase in cash for the six months ended April 30, 2002, was $117,000 compared to a decrease of $1,330,000 in the same period in 2001. Net cash consumed in operations, before consideration of changes in operating assets and liabilities, was $259,000 compared to $1,260,000 in fiscal 2001. At the gross profit level, the higher margin accounted for $262,000 of the decreased cash usage while higher volume accounted for $85,000 of the decrease. Reduced sales and marketing expenses (trade shows and staff), lower general and administrative expenses, lower research and development expense, and lower interest expense accounted for the balance.

Change in operating assets and liabilities (working capital) generated $41,000 in fiscal 2002 compared to $15,000 in fiscal 2001. The
Company continues to reduce inventory levels. Cash generated by deferred revenue and billings in excess of costs were offset by increases in receivables and reduced accounts payable.

In March 2002 two members of the Board of Directors purchased $300,000 of Common Stock from the Company. To be eligible to utilize its line of credit, the Company has called one of its outstanding debentures with a face value of $100,000. The funds will be disbursed in the Company's next fiscal quarter.

Management believes Versus is well positioned for future growth because the location industry has consolidated and rationalized, and customers and potential resellers are seeking out the Company's products and services in higher numbers than in prior years. Additionally, management believes that the efforts it expended in integrating its products with Emergency Department systems during 2001 will further support its market growth in 2002. The foregoing factors will be further enhanced by the recent hiring of a Vice President of Sales who has considerable experience in the markets that Versus serves. Versus believes that these factors, combined with the cash balance remaining at April 30, 2002, the cash expected to be generated from fiscal 2002 sales, borrowings under the line of credit, and the above-described cost-control measures will result in the Company meeting its projected cash needs for operations and new product developments over the next twelve months.

New Accounting Standards

As described in Note 1, the Company adopted SFAS 141, SFAS 142, and SFAS 144 during the quarter ended January 31, 2002. The impairment test of goodwill had no impact on the Company's financial position and results of operations.


Critical Accounting Policies

The preparation of the Company's financial statements requires that it adopt and follow certain accounting policies. Certain amounts presented in the financial statements have been determined based upon estimates and assumptions. Although management believes that its estimates and assumptions are reasonable, actual results could differ.

Included below is a discussion of the Company's critical accounting policies that management believes are affected by the more significant judgments and estimates used in the preparation of the Company's financial statements, how management applies such policies, and how results differing from the Company's estimates and assumptions would affect the amounts presented in the Company's financial statements. Other accounting policies also have a significant effect on the Company's financial statements, and some of these policies also require the use of estimates and assumptions.

Accounts receivable allowance for doubtful accounts: The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories: The Company records inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the age of specific inventory on hand and assumptions about future demand and market conditions, including technological advancements. If actual demand and market conditions are less favorable than those anticipated by management, additional inventory write-downs may be required.

Impairment of Long-Lived Assets: Management makes judgments about the remaining useful lives of intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other than temporary impairment in the remaining value of the assets recorded on the Company's balance sheet. In order to judge the remaining useful life of an asset, management makes various assumptions about the value of the asset in the future. This includes assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, management determines whether it needs to record an impairment charge to reduce the value of the asset stated on the Company's balance sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective.
They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and its internal forecasts. Although management believes the judgments and assumptions made in the past have been reasonable and appropriate, different judgments and assumptions could materially impact the Company's reported financial results.

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

Management is not aware of any circumstances in the near term that would materially impact the judgments and estimates made in the preparation of the Company's financial statements included in this filing.







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


PART II  OTHER INFORMATION

Item 1  Legal Proceedings

Amptech, Inc. v. Versus Technology, Inc.

Complaint Filed:			May 2, 2002
Court:				State of Michigan Circuit Court for the
					County of Mason
Index No:				02-197-CK
Principal Parties:		Plaintiff, Amptech, Inc.
					Defendant, Versus Technology, Inc.

Plaintiff alleges that Versus attempted to repudiate certain purchase orders totaling $752,719.79 which plaintiff had previously accepted and acted upon. Plaintiff alleges Versus breached its contract with Amptech causing Amptech to suffer unspecified damages. The Company disputes the allegations of the complaint and intends to vigorously defend itself in the matter. The Company asserts that it stood willing and still does stand ready, to accept product on the original purchase orders according to an amended delivery schedule.

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

       On April 19, 2002, the Board approved a motion granting each outside director an option to purchase 302,000 shares of the Company's Common Stock. The options awarded vest after one year and are exercisable over a five-year period at a price of $0.147 per share, which was the then current fair market value. These options were issued pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

       On April 19, 2002, the Board approved a motion granting an inside director an option to purchase 151,000 shares of the Company's Common Stock. The option awarded vests after one year and is exercisable over a five-year period at a price of $0.147 per share, which was the then current fair market value. This option was issued pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

       Proceeds generated from the above transactions will be used as working capital for future operations.






Item 4  Submission of Matters to a Vote of Security Holders

The following directors were elected at the 2002 Annual Meeting of Shareholders of Versus Technology, Inc. held on Friday April 19, 2002:
Julian C. Schroeder, Gary T. Gaisser, David L. Gray and James D. Ross.

Total shares voted were 37,527,510 (82.3%). The tabulation of votes was as follows:

                                  FOR        WITHHELD/AGAINST
                           ----------------  ----------------
Julian C. Schroeder            33,693,822        3,833,688
Gary T. Gaisser                32,452,434        5,075,076
David L. Gray                  33,483,822        4,043,688
James D. Ross                  36,167,822        1,359,688


Item 5   Other Information

On April 19, 2002, the Board of Directors amended Mr. Gary T.
Gaisser's employment agreement extending it for another three years.


Item 6  Exhibits and Reports on Form 8-K

   Exhibit 10 (v)  Amendment to Employment agreement with Gary T.
                   Gaisser.
   Exhibit 10 (w)  Form of Stock Option Agreement with Gary T.
                   Gaisser, David L. Gray, James D. Ross, and Julian
                   C. Schroeder for Director services for the one year period commencing April 19, 2002.
   Exhibit 99 (a)  Press Release - Versus Technology Reports Improved
                   Second Quarter Results

There were no reports on Form 8-K during the six months ended April
30, 2002.



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated:  June 3, 2002



                                                      Exhibit 10 (v)

                    AMENDMENT TO EMPLOYMENT AGREEMENT

This Amendment to Employment Agreement is made effective as of April 19, 2002 by and between Versus Technology, Inc., whose mailing address is 2600 Miller Creek Rd., Traverse City, Michigan ("Versus") and Gary
T. Gaisser, whose mailing address is 3676 Jackson Road, Kingsley, Michigan 49649 ("Employee").

RECITALS:
     A.  Versus and Employee are parties to an Employment
         Agreement dated effective as of July 1, 1996 (the
         "Employment Agreement").
     B. The parties desire to amend the Employment Agreement as set forth herein.

NOW, THEREFORE, it is agreed as follows:

     1. Section 2 of the Employment Agreement is hereby amended to read in its entirety as follows:

     "SECTION 2. Term. The term of this Agreement shall be for a period of nine (9) years, commencing as of July 1, 1996."

     2. As modified by this Amendment to Employment Agreement, the Employment Agreement is hereby ratified, confirmed and unchanged in all respects, and shall continue in full force and effect.

IN WITNESS WHEREOF, the parties have mutually executed and delivered this Amendment to Employment Agreement effective as of the date first above written.


Versus Technology, Inc.
                                         /s/ Gary T. Gaisser
                                         ----------------------
By: /s/ Henry Tenarvitz                      Gary T. Gaisser
    ----------------------
     Henry Tenarvitz, COO

Attest:                                  Approved:

/s/ Anne Kubo                            /s/ James D. Ross
------------------------------           ----------------------
Anne Kubo, Corporate Secretary               James D. Ross

                                         /s/ David L. Gray
                                         ----------------------
                                             David L. Gray

                                         /s/ Julian C. Schroeder
                                         ----------------------
                                             Julian C. Schroeder




                                                   Exhibit 10 (w)

               NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April 19, 2002 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and ___, a current non-employee ("outside") member of the Board of Directors of the Corporation (hereinafter "Director").
WITNESSETH:
     The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Director with incentive compensation to continue to serve on the Board of  Directors of the Corporation and to continue and increase his efforts in that connection. This Non-Qualified Stock Option Agreement (this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board") on April 19, 2002.
     In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:
1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of ____ shares of Corporation common stock on the terms and conditions herein set forth. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2.   Price.   The purchase price of the shares of Corporation common
     stock covered by the Option shall be $ ___ per share, which price is not less than the fair market value of the Corporation common stock on the effective date hereof.
3. Time of Exercise. The term of the Option shall be for a period of five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement.
4.   No Transfer.   The Option shall not be transferable by the Director
     otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director. The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5. Termination. In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 19, 2003 or the date of the annual meeting of stockholders of the Corporation to be held in 2003, whichever date is earlier (the "Accelerated Termination Date"), this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever. In the event the Director ceases to serve as a member of the Board because of the Director's death or disability prior to Accelerated Termination Date, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability. Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 19, 2003, whichever period of time is longer.
6. Anti-Dilution Adjustments. In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the Option.
7. Corporate Transactions. Notwithstanding the provisions of Paragraph 6, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of 1986, as amended, occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
8. No Agreement for Continued Service. This Agreement does not confer upon the Director any right to continue as a member of the Board of Directors of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the Director to resign, at any time.
9. Restrictions. The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares. The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the Corporation at its principal executive offices, attention of the Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares. Such written notice shall:
      (a) state the election to exercise the Option and the number of shares in respect of which it is being exercised;
      (b) be accompanied by a tender of payment of the purchase price therefor, and
      (c) be signed by the person or persons so exercising the Option and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by appropriate proof of the right of such person or persons to exercise the Option.
     As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons. Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference. All shares issued as provided herein will be fully paid and non-
     assessable.   The Director shall not have any of the rights of a
     Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11. Availability of Shares. The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
12. Fair Market Value. As used herein, the "fair market value" of a share of common stock shall be the average of the bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape on the trading day immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board in good faith shall determine.
13. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.

     IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the Director has hereunder set his hand, all as of the day and year first above written.
ATTEST:                                  VERSUS TECHNOLOGY, INC.

                                        By:
-------------------------------            -------------------------------
Anne Kubo, Corporate Secretary             Gary T. Gaisser, President

                                           -------------------------------
                                                            , Director





                                                        Exhibit 99 (a)
                          Press Release

     VERSUS TECHNOLOGY REPORTS IMPROVED SECOND QUARTER RESULTS
   Also announces addition of senior healthcare executive as Vice
                      President of Sales.


Traverse City, Michigan, June 3, 2002  - Versus Technology, Inc. (OTC
BB: VSTI) announced revenues of $1,127,000 for the second quarter, 15% above revenues of $977,000 for the same period in 2001. The Company also reported a net loss of $94,000 or less than $0.01 per share compared to a loss of $748,000 or $0.02 per share for the same period in 2001.

In its recently filed 10-QSB Versus reported that second quarter infrared (IR) revenues were $1,047,000 compared to $849,000 in the same period of 2001. Reseller revenues accounted for 52% of the 2002 IR revenues compared to 69% in the second quarter of 2001. CAD/CAM revenues accounted for the balance of the revenues in both periods.

The lower loss was attributed to increased sales volume, an increase in margins due to a high margin direct sale and improved product sales mix, and decreased costs which resulted from a cost-reduction program Versus initiated in November 2001. Higher 2001 operating costs also included new product investment for new badge development and the creation of a customer service and support group.

Revenues for the six months ended April 30, 2002, were $1,769,000 or 16% above the $1,522,000 recorded during the same period of 2001. IR revenues of $1,611,000 were 27% above the $1,264,000 recorded in the first half of fiscal 2001. Reseller revenues were 64% in 2002 and 65% of total IR revenues in 2001. CAD/CAM revenues were $158,000 compared to $258,000 for the same six-month period in 2001.

The six-month loss was $509,000 or $0.01 per share compared to the loss of $1,546,000 or $0.04 per share in 2001. Of the decreased loss, $347,000 was attributed to higher volume and improved margins while decreased operating costs accounted for the balance. The lower operating costs reflect the results of the cost-reduction program initiated in November 2001. Operating costs in 2001 included increased expenses for new badge development and the implementation of a customer service and support group.

Versus also announced that Eric Erickson joined the firm as Vice President of Sales. Mr. Erickson brings to Versus more than 30 years of sales, marketing, and executive management experience in healthcare manufacturing and distribution. Mr. Erickson, 59, comes to Versus from Fidelity Group where, as President, he was responsible for making business acquisitions in wireless products for the senior housing market, propelling Fidelity Group into the forefront of the senior living community industry. Prior to Fidelity, Mr. Erickson held several senior management roles in the healthcare industry including five years as the President - Communication Systems Division of Dukane Corporation and five years as the National Director of Healthcare Sales for Executone Information Systems, Inc. (now part of the Tyco group). He brings with him a thorough knowledge of the healthcare industry and years of experience working with healthcare providers, resellers, and dealer networks. His initial focus will be enhancing sales momentum from the Company's existing sales channel. Mr. Erickson earned a bachelors degree in economics from Villanova University.

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




                           VERSUS TECHNOLOGY, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                        Three Months Ended April 30,  Six Months Ended April 30,
                             2002         2001            2002         2001
                        ------------- -------------  ------------- -------------
Revenues                $  1,127,000  $    977,000   $  1,769,000  $  1,522,000

Operating expenses

   Cost of revenues          517,000       628,000        923,000     1,023,000

   Research and
      development            120,000       214,000        239,000       396,000

   Sales and marketing       253,000       456,000        526,000       880,000

   General and
      administrative         271,000       354,000        492,000       677,000
                        ------------- -------------  ------------- -------------
                           1,161,000     1,652,000      2,180,000     2,976,000
                        ------------- -------------  ------------- -------------
Loss From Operations     (    34,000)  (   675,000)   (   411,000)  ( 1,454,000)
                        ------------- -------------  ------------- -------------
Other Income (Expenses):

   Interest income             2,000        17,000          4,000        50,000

   Interest expense      (    36,000)  (    64,000)   (    80,000)  (   135,000)

   Other (net)           (    26,000)  (    26,000)   (    22,000)  (     7,000)
                        ------------- -------------  ------------- -------------
                         (    60,000)  (    73,000)   (    98,000)  (    92,000)
                        ------------- -------------  ------------- -------------
Net Loss                $(    94,000) $(   748,000)  $(   509,000) $( 1,546,000)
                        ============= =============  ============= =============
Basic and Diluted Net
   Loss per Share       $      -      $(   0.02   )  $(   0.01   ) $(   0.04   )


Please refer to the 10-QSB filed with the Securities and Exchange
Commission June 3, 2002, for additional details.