Form 10-Q
period 2002-07-31
VERSUS TECHNOLOGY INC
filed 2002-08-29
CIK 842638

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended July 31, 2002

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


As of August 28, 2002, the issuer had outstanding 45,602,188 shares of Common Stock, par value $0.01 per share.

Transitional small business disclosure format:  Yes (   )    No ( X )




                        VERSUS TECHNOLOGY, INC.

                         Index to Form 10-QSB

PART I                   FINANCIAL INFORMATION

Item 1   Financial Statements:

         Consolidated Balance Sheets as of July 31, 2002
         (Unaudited) and October 31, 2001

         Consolidated Statements of Operations for the three- and nine-months ended July 31, 2002 and 2001
         (Unaudited)

         Consolidated Statements of Cash Flows for the nine-months ended July 31, 2002 and 2001 (Unaudited)

         Notes to Consolidated Financial Statements

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II                 OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Changes in Securities and Use of Proceeds

Item 6   Exhibits and Reports on Form 8-K

         Signatures





                         VERSUS TECHNOLOGY, INC.
                      Consolidated Balance Sheets
                               (Unaudited)

                                        July 31,     October 31,
                                          2002          2001
                                     -------------  -------------
ASSETS

Current Assets

Cash and cash equivalents            $    755,000   $    384,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $33,000 and
   $46,000                              1,166,000      1,140,000

Inventories - purchased parts and
   assemblies                             655,000      1,066,000

Prepaid expenses and other
   current assets                         104,000        103,000
                                     -------------  -------------
Total Current Assets                    2,680,000      2,693,000
                                     -------------  -------------

Property and Equipment, net of
   accumulated depreciation of
   $657,000 and $482,000                  422,000        608,000

Software Development Costs, net
   of accumulated amortization of
   $444,000 and $388,000                  156,000        212,000

Goodwill                                1,533,000      1,533,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $1,259,000 and
    $1,137,000                            731,000        853,000

Deferred Financing Costs, net of
   accumulated amortization of
   $68,000 and $52,000                     40,000         56,000

Other non-current assets                   23,000         23,000
                                     -------------  -------------
                                     $  5,585,000   $  5,978,000
                                     =============  =============



LIABILITIES AND SHAREHOLDERS'
         EQUITY

Current Liabilities

Accounts payable                     $    535,000   $    832,000

Note payable                               24,000           -

Accrued expenses                          182,000        224,000

Deferred revenue - customer
   advance payments                       145,000         25,000

Billings in excess of costs and
   estimated earnings                      57,000         24,000
                                     -------------  -------------
Total Current Liabilities                 943,000      1,105,000

Long-Term Debt                          3,000,000      3,000,000
                                     -------------  -------------
Total Liabilities                       3,943,000      4,105,000
                                     -------------  -------------
Shareholders' Equity

Common stock, $0.01 par value;
   75,000,000 shares authorized;
   45,602,188 and 42,223,499
   shares issued and outstanding          456,000        422,000

Additional paid-in capital             35,011,000     34,746,000

Accumulated deficit                   (33,818,000)   (33,284,000)

Unearned compensation                 (     7,000)   (    11,000)
                                     -------------  -------------
Total Shareholders' Equity              1,642,000      1,873,000
                                     -------------  -------------
                                     $  5,585,000   $  5,978,000
                                     =============  =============


     See accompanying notes to consolidated financial statements.





                        VERSUS TECHNOLOGY, INC.
                 Consolidated Statement of Operations
                             (Unaudited)

                         Three Months Ended July 31,  Nine Months Ended July 31,
                              2002         2001          2002         2001
                          ------------ ------------  ------------ ------------
Revenues                  $ 1,269,000  $ 1,245,000   $ 3,038,000  $ 2,767,000

Operating expenses

   Cost of revenues           611,000      610,000     1,534,000    1,633,000

   Research and
      development             124,000      180,000       363,000      575,000

   Sales and marketing        283,000      379,000       809,000    1,258,000

   General and
      administrative          255,000      323,000       747,000    1,001,000
                          ------------ ------------  ------------ ------------
                            1,273,000    1,492,000     3,453,000    4,467,000
                          ------------ ------------  ------------ ------------
Loss From Operations       (    4,000)  (  247,000)   (  415,000)  (1,700,000)
                          ------------ ------------  ------------ ------------

Other Income (Expenses):

   Interest income              9,000        9,000        13,000       59,000

   Interest expense        (   36,000)  (   56,000)   (  116,000)  (  191,000)

   Other (net)                  6,000        5,000    (   16,000)  (    3,000)
                          ------------ ------------  ------------ ------------
                           (   21,000)  (   42,000)   (  119,000)  (  135,000)
                          ------------ ------------  ------------ ------------
Net Loss                  $(   25,000) $(  289,000)  $(  534,000) $(1,835,000)
                          ============ ============  ============ ============

Basic and Diluted Net
   Loss Per Share         $(     -   ) $(    .01  )  $(    .01  ) $(    .04  )
                          ============ ============  ============ ============

               See accompanying notes to consolidated financial statements.




                         VERSUS TECHNOLOGY, INC.
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                        Nine Months Ended July 31,
                                            2002          2001
                                       -------------  -------------
Operating activities:
   Net Loss                            $(   534,000)  $( 1,835,000)
   Adjustments to reconcile net
     loss to net cash used in
     operating activities:
      Depreciation                          175,000         95,000
      Amortization of intangibles           194,000        312,000
      Amortization of unearned
        compensation                          4,000         19,000
      Stock option compensation         (     1,000)         1,000
   Changes in operating assets
     and liabilities:
      Accounts receivable               (    26,000)        26,000
      Inventories                           411,000    (   347,000)
      Prepaid expenses and other
        current assets                  (     1,000)         5,000
      Accounts payable                  (   297,000)       107,000
      Accrued expenses                  (    27,000)   (    54,000)
      Deferred revenues -
        customer advance payments           120,000         42,000
      Billings in excess of costs
        and estimated earnings               33,000           -
                                       -------------  -------------
Net cash generated (used) in
  operating activities                       51,000    ( 1,629,000)
                                       -------------  -------------
Investing activities:
   Additions to property and
     equipment                          (     4,000)   (    89,000)
                                       -------------  -------------
Net cash used in investing
  activities                            (     4,000)   (    89,000)
                                       -------------  -------------
Financing activities:
   Proceeds from issuance of note
     payable                                 42,000           -
   Principal payments on note
     payable                            (    18,000)          -
   Sale of common stock                     300,000           -
                                       -------------  -------------
Net cash provided by financing
  activities                                324,000           -
                                       -------------  -------------
Net increase (decrease) in cash
  and cash equivalents                      371,000    ( 1,718,000)
Cash and cash equivalents,
  beginning of period                       384,000      2,386,000
                                       -------------  -------------
Cash and cash equivalents, end of
  period                               $    755,000   $    668,000
                                       =============  =============
Supplemental cash flow information
Cash paid during the period for
  interest                             $    128,000   $    206,000
                                       =============  =============

      See accompanying notes to consolidated financial statements.




During the first nine months of fiscal 2002:

Versus issued 10,000 additional shares and repurchased 4,906 shares of non-vested Employee Incentive Restricted Stock at par value, pursuant to the 1996 Incentive Restricted Stock Bonus Plan. During the same period in fiscal 2001, 1,000 shares were issued. Unearned compensation of $860 and $160 was recorded for the stock issued in fiscal 2002 and 2001, respectively. Unearned compensation of $1,600 related to the repurchased shares was cancelled during the nine-months ended July 31, 2002.

Versus reduced accrued expenses and property and equipment by $15,000 as a result of a vendor canceling certain invoices previously accrued by the Company.





                 VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                      July 31, 2002 (Unaudited)

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

Location Data Collection, Utilization, and Processing Segment. Versus develops and markets products using infrared and radio frequency (IR/RF) technology for the health care industry and other markets located throughout North America. Versus' primary products are infrared locating systems, passive data collection systems, radio frequency supervisory systems, asset locating systems, and portal detection systems. These products permit the instantaneous identification and location of people and equipment and can be used to control access, record events associated with those activities, and permit communication. Segment revenues also include revenue from the licensing of related intellectual property to third parties.

Software Engineering for the Tool and Die Market Segment. Olmsted markets software programs for the computer-aided design and computer-aided manufacturing (CAD/CAM) industry. It sells its own software under the ACU*CARV(r) name, resells third-party software, and provides systems support services throughout North America. Olmsted receives maintenance and enhancement fees from customers and, in turn, provides technical support and periodic releases. Versus also develops, markets, and integrates cellular products for the security industry.

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

Sales improvement is expected from the ongoing addition of resellers and Versus expects future sales volumes from these new customers to be considerably higher. Management also believes that the efforts it expended in integrating its products with hospital emergency department systems during 2001 will further support its market growth in 2002. The foregoing factors will be further enhanced by the recent hiring of a Vice President of Sales who has considerable experience in the markets that Versus serves. Based on available information, management believes Versus commands the largest portion of the U.S. wireless locating/tracking technologies market. Versus has prepared for this anticipated growth by creating the required infrastructure to deliver the solutions to its customers and by maintaining inventory for anticipated future sales. In addition, Versus has created a customer service group to fulfill the needs of its direct sales customers and to further enhance its sales effort.

Shortly after fiscal year end 2001, Versus instituted certain cost-control measures in an effort to further conserve cash. Primary measures included a temporary reduction in officer salaries, a reduction of four full-time employees, a reduction of certain other benefits, and renegotiation of selected vendor payment terms.

Versus believes that the above factors, combined with the cash balance remaining at July 31, 2002, the cash expected to be generated from fiscal 2002 sales, anticipated available borrowings under the negotiated bank line of credit, the above-described cost-control measures, and cash expected to be generated from a planned Series B Debenture issue will result in Versus meeting its projected cash needs for operations and new product developments over the next twelve months.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2002 and 2001, and the results of operations and cash flows for the nine months ended July 31, 2002 and 2001. The results of operations for the three- and nine-months ended July 31, 2002, are not necessarily indicative of the results to be expected for the full year.

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

For the nine months ended July 31, 2002, and fiscal years 2001 and 2000, there were no adjustments to the carrying value of long-lived assets as a result of this review.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead annually test goodwill for impairment. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Because early adoption is permissible, the Company adopted this standard effective November 1, 2001. Goodwill amortization expense was $39,000 and $117,000, respectively, for the three- and nine-month periods ended July 31, 2001. The total amortization of other intangibles was $65,000 for the three months ended July 31, 2002 and 2001, and $194,000 for the nine months ended July 31, 2002 and 2001. The goodwill impairment test, which was completed with the assistance of an independent valuations firm, had no impact on the Company's financial position and results of operations. The reassessment of useful lives assigned to other intangibles did not impact earnings in the first three quarters of fiscal 2002. Based on the balance of intangible assets as of July 31, 2002, the Company will record amortization of intangible assets of $259,000 in fiscal 2002, $259,000 in fiscal 2003, $238,000 in fiscal
2004, $162,000 in fiscal 2005, and $162,000 in fiscal 2006.

The following illustrates the impact of the adoption of SFAS 142:


                       Three Months Ended July 31,  Nine Months Ended July 31,
                             2002         2001          2002         2001
                         ------------ ------------  ------------ ------------
Reported net loss        $(   25,000) $(  289,000)  $(  534,000) $(1,835,000)
Add back:
Goodwill amortization           -          39,000          -         117,000
                         ------------ ------------  ------------ ------------
Adjusted net loss        $(   25,000) $(  250,000)  $(  534,000) $(1,718,000)
                         ============ ============  ============ ============

The add back of goodwill amortization did not impact the basic and diluted net loss per share that was reported for the three- and nine-months ended July 31, 2001, of $(0.01) and $(0.04), respectively.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this standard is required for fiscal years beginning after December 15, 2001. However because early adoption is permissible, the Company adopted the standard effective November 1, 2001. The adoption of this standard had no impact on the Company's financial statements.

Note 2  Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted-average number of shares outstanding during each period. Basic EPS excludes any dilutive effects of options, warrants, and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares) to the extent those shares have not yet been vested. Diluted EPS includes the effects of options, warrants, convertible securities, and contingently issuable shares. For the periods ended July 31, 2002 and 2001, Versus has not included the effects of options, warrants, convertible securities, and contingently issuable shares of 22,057,855 and 20,394,241 shares, respectively, in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted-average shares outstanding were 45,561,124 and 42,116,670 for the three-months ended July 31, 2002 and 2001, respectively, and 44,004,850 and 42,101,284 for the nine-months ended July 31, 2002 and 2001, respectively.

Note 3  Note Payable

In March 2002, Versus entered into an unsecured term loan. As of July 31, 2002, the remaining balance on the note payable was $24,000, which is due in equal monthly installments of $4,800 plus accrued interest at a rate of 9.5%.

Note 4  Restricted Stock Bonus Plan

During the nine-months ended July 31, 2002, the Company issued an additional 10,000 shares of the Company's Common Stock pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the nine-months ended July 31, 2002, amounted to $4,000.

Note 5  Related Party Transactions

Versus' and Olmsted's principal operating facilities are leased from an entity beneficially owned by Versus' President and CEO. Rent expense for the nine-months ended July 31, 2002 and 2001, amounted to $102,000 and $98,000, respectively.

The President of the Company and a Director hold $50,000 and $100,000, respectively, of the Company's outstanding Debentures. Another Director of the Company is a partial owner of a company that holds $1,500,000 of the Company's outstanding Debentures and the sole owner of a separate company that owns $100,000 of the Company's outstanding Debentures. The Debentures are a component of the Company's $3,000,000 of long-term debt. The President and the two Directors received interest of $1,000 and $65,000, respectively, during the nine months ended July 31, 2002, and $0 and $103,000, respectively, during the nine months ended July 31, 2001.

Note 6  Costs and Estimated Earnings on Uncompleted Contracts

As of July 31, 2002, and October 31, 2001, Versus was in the process of completing various sales and installation contracts. Certain of these contracts are accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings, and billings to date for the uncompleted contracts at July 31, 2002, and October 31, 2001.



                                   July 31, 2002   October 31, 2001
                                  ---------------  ---------------
Costs incurred on uncompleted
  contracts                       $    226,000      $   207,000
Estimated earnings                     154,000          111,000
                                  ---------------  ---------------
                                       380,000          318,000
Less billings to date                  437,000          342,000
                                  ---------------  ---------------
Billings in excess of costs and
  estimated earnings               $    57,000      $    24,000
                                  ===============  ===============





Note 7  Business Segment Information

Versus operates in two segments that are based on the types of products that are provided to its customers. As further discussed in
Note 1, Versus develops and markets products using IR/RF technology for the health care industry and other markets throughout North
America. It also sells products and services that are used in the tool and die industry.

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

Interim segment information is as follows:

                               Three Months Ended July 31,  Nine Months Ended July 31,
                                  2002          2001            2002        2001
                              ------------- -------------  ------------- -------------
Revenues
Location data collection,
 utilization, and processing  $  1,178,000  $  1,129,000   $  2,789,000  $  2,392,000
Software engineering for the
 tool and die market                91,000       116,000        249,000       375,000
                              ------------- -------------  ------------- -------------
Consolidated total revenues      1,269,000     1,245,000      3,038,000     2,767,000
                              ------------- -------------  ------------- -------------
Direct Cost of Revenues
Location data collection,
 utilization, and processing   (   410,000)  (   381,000)   (   963,000)  (   972,000)
Software engineering for the
 tool and die market           (    59,000)  (    85,000)   (   171,000)  (   251,000)
                              ------------- -------------  ------------- -------------
Total segment direct cost
 of revenues                   (   469,000)  (   466,000)   ( 1,134,000)  ( 1,223,000)

Segment Gross Margin
Location data collection,
 utilization, and processing       768,000       748,000      1,826,000     1,420,000
Software engineering for the
 tool and die market                32,000        31,000         78,000       124,000
                              ------------- -------------  ------------- -------------
Total segment gross margin         800,000       779,000      1,904,000     1,544,000

Indirect Cost of Revenues
 Depreciation and amortization (   105,000)  (    67,000)   (   314,000)  (   198,000)
 Lease expense                 (     5,000)  (     5,000)   (    15,000)  (    18,000)
 Insurance expense             (     2,000)  (     5,000)   (     7,000)  (    15,000)
 Warranty expense              (     7,000)  (     1,000)   (     7,000)  (    10,000)
 Other                         (    23,000)  (    66,000)   (    57,000)  (   169,000)

Other Operating and Non-
 Operating Costs
 Research and development      (   124,000)  (   180,000)   (   363,000)  (   575,000)
 Sales and marketing           (   283,000)  (   379,000)   (   809,000)  ( 1,258,000)
 General and administrative    (   255,000)  (   323,000)   (   747,000)  ( 1,001,000)
 Other income (expense), net   (    21,000)  (    42,000)   (   119,000)  (   135,000)
                              ------------- -------------  ------------- -------------
Consolidated Net Loss         $(    25,000) $(   289,000)  $(   534,000) $( 1,835,000)
                              ============= =============  ============= =============

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



Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the three- and nine-month periods ending July 31, 2002, with comparisons to 2001 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Three Months Ended July 31, 2002 and 2001

Third quarter revenues were $1,269,000 or 2% above the fiscal 2001 level of $1,245,000. Infrared (IR) revenues of $1,178,000 were 4% above the same period fiscal 2001 level of $1,129,000. Reseller revenues accounted for 73% of the total IR revenues for the three-months ended July 31, 2002 and 2001. The IR revenues in fiscal 2002 were generated by 51 customers compared to 36 customers in fiscal 2001. CAD/CAM revenues were $91,000, which was 22% below the $116,000 generated in fiscal 2001. The decreasing trend of CAD/CAM revenues is expected to continue. CAD/CAM products are mature in their market place, and development, marketing, and sales activities of the Company are now focused on maximizing returns from the IR locating segment.

Cost of revenues as a percentage of revenues in the third quarter of fiscal 2002 decreased to 48% from 49% for the same quarter in fiscal 2001.

Research and development expenses at $124,000 were $56,000 (31%) lower than the three-months ended July 31, 2001. Cost restraint measures instituted in November 2001 were responsible for the reduced level of expenses in fiscal 2002. The Company expects to increase its research and development expenses in the near future.

Sales and marketing expenses for the third quarter of fiscal 2002 were $283,000 or $96,000 (25%) lower than the three-months ended July 31, 2001. The largest decreases occurred in payroll related expenses, sales agent fees, and travel expenses. These decreases resulted from a cost-reduction program the Company initiated in November 2001. The Company expects to increase its sales and marketing expenses in the future.

General and administrative expenses of $255,000 were 21% below the $323,000 level for the three-months ended July 31, 2001. The largest decreases occurred in professional fees, leasehold improvement amortization and goodwill amortization, which resulted from the adoption of SFAS 142.

In the third quarter of fiscal 2002, other income (expenses), net decreased by $21,000 from 2001 levels due to a lower interest rate on Debentures.

Nine Months Ended July 31, 2002 and 2001

Revenues for the nine-months ended July 31, 2002, were $3,038,000 or 10% above the fiscal 2001 level of $2,767,000. Infrared revenues of $2,789,000 were 17% above the same period fiscal 2001 level of $2,392,000. Reseller revenues accounted for 68% and 69% of total IR revenues for the nine-months ended July 31, 2002 and 2001, respectively. The IR revenues in fiscal 2002 were generated by 78 customers while in fiscal 2001, IR revenues were generated by 61 customers. CAD/CAM revenues were $249,000 compared to $375,000 generated for the nine months ended July 31, 2001.

Cost of revenues as a percentage of revenues in the first nine months of fiscal 2002 decreased to 50% from 59% for the same period in fiscal 2001. Additional non-recurring costs associated with initial production runs of the PIC chip-based badge accounted for a portion of the increased cost of revenues as a percentage of revenues in fiscal 2001. Improved margins from a second quarter fiscal 2002 large direct sale resulted in the balance of the improvement over the fiscal 2001 cost of revenues percentage.

Research and development expenses of $363,000 were $212,000 (37%) lower than the first nine months of fiscal 2001. Fiscal 2001 expenses included development of next-generation badges and new base board technology. Fiscal 2002 expenditures reflect the implementation of cost restraining measures implemented in November 2001.

Sales and marketing expenses for the nine-months ended July 31, 2002, were $809,000 or 36% lower than the $1,258,000 incurred in the same period in fiscal 2001. The reduction in expenses was the result of lower payroll related expense, reduced advertising, reduced trade show expenditures, reduced travel expense, and replacement of the Canadian sales agent expense with a new reseller. These decreases resulted from a cost-reduction program the Company initiated in November 2001.

General and administrative expenses of $747,000 were $254,000 (25%) lower than the same period in fiscal 2001. The largest decreases occurred in professional fees, shareholders' expense, leasehold improvement amortization, and goodwill amortization, which resulted from the adoption of SFAS 142.

In the first nine months of fiscal 2002, other income (expenses), net decreased $16,000 from 2001 levels. Lower interest expense attributable to lower rates on the Debentures was partially offset by lower interest income and increased foreign exchange related expense.

Liquidity and Capital Resources

As of July 31, 2002, cash on hand was $755,000. The total increase in cash for the nine months then ended was $371,000 compared to a decrease of $1,718,000 in the same period in 2001. Net cash consumed in operations, before consideration of changes in operating assets and liabilities, was $162,000 compared to $1,408,000 in fiscal 2001. The improvement resulted from higher sales at improved margins combined with the positive results of cost-reduction efforts. Working capital changes produced $213,000 compared to $221,000 cash consumed for the nine months ended July 31, 2002 and 2001, respectively. The major changes in working capital components were a reduction in inventories which was partially offset by reduced accounts payable.

In March 2002, two members of the Board of Directors purchased
$300,000 of Common Stock from the Company.

Although borrowings on the line of credit are currently not required, availability of borrowings is pending the bank's perfecting its security interest.

A Debenture with a face value of $100,000, which had been called by the Company in the second quarter of fiscal 2002, was subsequently purchased by a corporation owned by a member of the Board of Directors from the original Debenture holder. The Company has agreed to redeem two of its outstanding Debentures with a face value of $50,000 each.

The Company has entered into discussions with the current Debenture holders regarding the issuance of a Series B Convertible Debenture (The current outstanding Debentures are referred to as Series A Debentures.) The Company wishes to raise $1,500,000 in additional capital for working capital purposes. The following table summarizes the major terms of the two Debenture issues:


                                       Series A          Series B
                                      (Current)         (Proposed)
                                     ----------------------------------
Maturity date                        April 30, 2004    October 31, 2007
Interest rate                        Prime             Prime plus 2%
Conversion ratio (per $1 invested)   Four shares       Eight shares
Amount                               $3 million        $4.5 million


The Company has offered existing Debenture holders the opportunity to exchange their current Series A holdings for Series B Debentures. Series A holders electing to exchange their holdings will be required to subscribe to additional Debentures equal to 50% of their current amount held. The Company expects most Series A Debenture holders to exchange their holdings. Any remaining amount of the $1.5 million required will be first raised by selling unsubscribed Series B Debentures to other Series A holders who did exchange. Any remaining balance will then be offered to other accredited investors. The Company expects to issue the full amount of Series B Debentures and thus raise the $1.5 million by October 1, 2002. The maximum amount of Series A and B Debentures will not exceed $4.5 million.

Management believes Versus is well positioned for future growth because the location industry has consolidated and rationalized, and customers and potential resellers are seeking out the Company's products and services in higher numbers than in prior years. Additionally, management believes that the efforts it expended in integrating its products with Emergency Department systems during 2001 will further support its market growth in 2002. The foregoing factors will be further enhanced by the recent hiring of a Vice President of Sales who has considerable experience in the markets that Versus serves. Versus believes that these factors, combined with the cash balance remaining at July 31, 2002, the cash expected to be generated from fiscal 2002 sales, anticipated available borrowings under the negotiated bank line of credit, the effects of cost-control measures implemented earlier in the fiscal year, and cash expected to be generated from the issuance of Series B Debentures will result in the Company meeting its projected cash needs for operations and new product development over the next twelve months.

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

The Company will perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The methodology used in evaluating goodwill for impairment will include judgments and assumptions about fair values. These assumptions can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in its business strategy and its internal forecasts.

Management is not aware of any circumstances that, in the near term, would materially impact the judgments and estimates made in the preparation of the Company's financial statements included in this filing.

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



John L. Hunepohl v. Versus Technology, Inc.

Complaint Filed:            November 30, 2001
Court:                      United States District Court of Eastern
                            California
Index No:                   CIV.S-02-0143 FCD PAN
Principal Parties:          Plaintiff, John L. Hunepohl
                            Defendant, Versus Technology, Inc.

Plaintiff, a former employee of the Company who resigned his employment in December 2000, claims breach of contract, fraud, unfair business practices, and a declaratory judgment to the effect that he is not bound by the non-compete provisions of a written employment agreement. Plaintiff asserts entitlement to monetary damages of $5,000,000. The Company asserts there is no merit to any of the Plaintiff's claims and intends to defend the case vigorously.

Item 2  Changes in Securities and Use of Proceeds

(c) On June 18, 2002, the Board of Directors approved the sale of 10,000 shares of Versus' Common Stock to an employee under the 1996 Incentive Restricted Stock Bonus Plan (the "Plan") at a price of $0.01 per share. Under the Plan, if, on or before three years from the date the shares were issued, the employment of the employee by Versus terminates, the employee must resell all or a percentage of the shares transferred to Versus for $0.01 per share. This sale was made pursuant to the exemption afforded by
     Section 4(2) - Transactions by an issuer not involving a public offering.

     On June 18, 2002, the Board of Directors awarded an incentive stock option to purchase 1,000,000 shares of Versus' Common Stock to an employee under the 1999 Employee Incentive Stock Option Plan. The option vests based on the achievement of certain sales goals and is exercisable for ten years from the date of the grant at $0.106 per share, which was the then current fair market value. These awards were made pursuant to the exemption afforded by
     Section 4(2) - Transactions by an issuer not involving a public offering.

     On June 18, 2002, the Board of Directors awarded incentive stock options to purchase an aggregate of 516,473 shares of Versus' Common Stock to four officers of the Company under the 1996 and 1999 Employee Incentive Stock Option Plans. The options vest in a year and are exercisable for ten years from the date of the grant at $0.106 per share, which was the then current fair market value. These awards were made pursuant to the exemption afforded by
     Section 4(2) - Transactions by an issuer not involving a public offering.

     Proceeds generated from the above transactions, if any, will be used as working capital for future operations.


Item 6  Exhibits and Reports on Form 8-K

Exhibit 99 (a)  Certification Pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002

Exhibit 99 (b)  Press Release - Versus Technology Reports Record
                Quarterly Results

Exhibit 4  (a)  Proposed Form of Versus Technology, Inc. Prime Plus 2%
                Series B Secured Subordinated Debenture

Exhibit 10 (v)  Proposed Subscription Agreement

Exhibit 10 (w)  Proposed Registration Rights Agreement

There were no reports on Form 8-K during the nine months ended July
31, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



VERSUS TECHNOLOGY, INC.

By:  /s/ Robert Butler                       By:  /s/ Gary T. Gaisser
     ---------------------                        ---------------------
     Robert Butler                                Gary T. Gaisser
     Controller and Chief                         President and Chief
     Accounting Officer                           Executive Officer
     (Principal Accounting                        (Principal Executive
     Officer)                                      Officer)

Dated:  August 29, 2002




                                                        Exhibit 99 (a)


    Certification Pursuant to Section 906 of the Sarbanes-Oxley
                            Act of 2002

We hereby certify that:

The information contained in this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934 and the information contained in this periodic report fairly presents, in all material respects, the financial condition and the results of operations of the issuer.


______________________
Gary T. Gaisser
Chief Executive Officer


______________________
Robert Butler
Chief Accounting Officer




                               Press Release
                                                       Exhibit 99 (b)


FOR IMMEDIATE RELEASE

CONTACT: Robert Butler, Chief Accounting Officer for Financial and Investor Information
           Stephanie Bertschy, Director of Marketing for Product and Marketing Information
           Versus Technology, Inc. (231) 946-5868


           VERSUS TECHNOLOGY REPORTS RECORD QUARTERLY RESULTS
           Revenues of $1,269,000 and reduced loss of $25,000


Traverse City, Michigan, August 29, 2002 - Versus Technology, Inc. (OTC BB: VSTI) announced revenues of $1,269,000 for the third quarter, 2% above revenues of $1,245,000 for the same period in 2001. The Company also reported a net loss of $25,000 or less than $0.01 per share compared to a loss of $289,000 or $0.01 per share for the same period in 2001.

In its recently filed 10-QSB Versus reported that third quarter infrared (IR) revenues were $1,178,000 compared to $1,129,000 in the same period of 2001. Reseller revenues accounted for 73% of the IR revenues in the third quarter of both years. CAD/CAM revenues accounted for the balance of the revenues in both periods.

The lower loss was attributed to decreased operating costs, which resulted from a cost-reduction program Versus initiated in November 2001, and increased sales volume with improved margins.

Revenues for the nine months ended July 31, 2002, were $3,038,000 or 10% above the $2,767,000 recorded during the same period of 2001. IR revenues of $2,789,000 were 17% above the $2,392,000 recorded in the first nine months of fiscal 2001. Reseller revenues were 68% in 2002 and 69% of total IR revenues in 2001. CAD/CAM revenues were $249,000 compared to $375,000 for the same nine-month period in 2001.

The nine-month loss was $534,000 or $0.01 per share compared to the loss of $1,835,000 or $0.04 per share in 2001. Of the decreased loss, $370,000 was attributed to higher volume and improved margins while decreased operating costs accounted for the balance. The lower operating costs reflect the results of the cost-reduction program initiated in November 2001. Operating costs in 2001 also included increased expenses for new badge development.

Versus also announced it has entered into discussions with the current holders of the Company's outstanding $3,000,000 Debentures regarding the issuance of a Series B Convertible Debenture. The Company wishes to raise $1,500,000 in additional capital for working capital purposes and expects to issue the full amount of Series B Debentures by October 1, 2002. The maximum amount of Series A and B Debentures outstanding will not exceed $4.5 million. Please refer to the 10-QSB filed with the Securities and Exchange Commissions August 29, 2002 for additional details.


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



                        VERSUS TECHNOLOGY, INC.
                 Consolidated Statement of Operations
                             (Unaudited)

                         Three Months Ended July 31,  Nine Months Ended July 31,
                              2002         2001          2002         2001
                          ------------ ------------  ------------ ------------
Revenues                  $ 1,269,000  $ 1,245,000   $ 3,038,000  $ 2,767,000

Operating expenses

   Cost of revenues           611,000      610,000     1,534,000    1,633,000

   Research and
      development             124,000      180,000       363,000      575,000

   Sales and marketing        283,000      379,000       809,000    1,258,000

   General and
      administrative          255,000      323,000       747,000    1,001,000
                          ------------ ------------  ------------ ------------
                            1,273,000    1,492,000     3,453,000    4,467,000
                          ------------ ------------  ------------ ------------
Loss From Operations       (    4,000)  (  247,000)   (  415,000)  (1,700,000)
                          ------------ ------------  ------------ ------------

Other Income (Expenses):

   Interest income              9,000        9,000        13,000       59,000

   Interest expense        (   36,000)  (   56,000)   (  116,000)  (  191,000)

   Other (net)                  6,000        5,000    (   16,000)  (    3,000)
                          ------------ ------------  ------------ ------------
                           (   21,000)  (   42,000)   (  119,000)  (  135,000)
                          ------------ ------------  ------------ ------------
Net Loss                  $(   25,000) $(  289,000)  $(  534,000) $(1,835,000)
                          ============ ============  ============ ============

Basic and Diluted Net
   Loss Per Share         $(     -   ) $(    .01  )  $(    .01  ) $(    .04  )
                          ============ ============  ============ ============


Please refer to the 10-QSB filed with the Securities and Exchange
Commission August 29, 2002, for additional details.


                                                           Exhibit 4 (a)

                        VERSUS TECHNOLOGY, INC.
      Prime Plus 2% Series B Secured Subordinated Debentures Due
                          October 31, 2007

Debenture  No. B-         October 1, 2002           $_____________



Versus Technology, Inc., a Delaware corporation (the "Corporation"), for value received, promises to pay to the order of
(the "Registered Holder") on October 31, 2007 (the "Due Date"), (unless this Debenture shall have been sooner called for redemption as
herein provided), upon presentation of this Debenture,      Thousand
Dollars ($    ,000) (the "Principal Amount") and to pay interest on
the outstanding Principal Amount at two percentage points above the prime rate of interest as announced and published by the Fifth Third Bank (or a comparable bank of the Corporation's selection with offices in Traverse City, Michigan in the event Fifth Third Bank shall not announce such a prime rate) ("Prime Rate") as effective on the date hereof. The interest rate shall be adjusted after October 31, 2002 to reflect the Prime Rate in effect on August 1, November 1, February 1, and May 1 of each year during which any Principal Amount remains outstanding hereunder.

The Corporation further covenants, promises and agrees as follows:

1. Interest. Interest which shall accrue on the outstanding Principal Amount shall be payable in quarter-annual installments on the first days of August, November, February and May in each and every calendar year until the entire outstanding Principal Amount and all accrued and unpaid interest shall have been paid in full. If this Debenture shall be issued on a date other than the first day of August, the interest payable shall be prorated upon the number of days of such quarter-annual interest period during which this Debenture shall have been issued and outstanding. All accrued and unpaid interest, all outstanding Principal Amount, and all other amounts payable under this Debenture shall in any event be due and payable in full on the Due Date. All payments of principal and interest or principal or interest shall be made at _________________ or at such other place as may be designated in writing by the Registered Holder hereof. Interest will be computed on the basis of the actual number of days elapsed in a year of 360 days.

2.  Redemption.
    2.1 Subject to the Registered Holder's right to convert this Debenture pursuant to Section 3 hereof, this Debenture is subject to redemption, at the option of the Corporation, in whole or in part, and without penalty or premium, prior to the Due Date at any time and from time to time after October 31, 2004.

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

    2.4 On the Redemption Date, the Corporation shall pay all accrued and unpaid interest on the Debenture up to and including the Redemption Date, plus the Redemption Amount, (the "Final Payment") to the Registered Holder hereof. Alternatively, on the Redemption Date the Corporation may deposit the Final Payment with a national bank (the "Redemption Bank") as a trust fund for the benefit of the Registered Holder(s) of the Debenture, with irrevocable instructions and authority to the Redemption Bank to pay the Final Payment to the Registered Holder upon notification from the Corporation that such Registered Holder has surrendered his Debenture to the Corporation as required by the Corporation. As of the date of the making of such deposit, and upon notice to the Registered Holder that such deposit has been made for such Registered Holder's benefit, the Redemption Bank is authorized and directed promptly to prepare and file any UCC termination statements or other notices or documents necessary to terminate of record the liens or security interests securing this Debenture which are contemplated by Section 5 of this Debenture, and the deposit in the hands of the Redemption Bank shall constitute full payment of the Debenture, the intent being that from and after the date of the deposit and such notice the Debenture so called for redemption shall stand as redeemed and shall be deemed to be no longer outstanding, and the Registered Holder(s) thereof shall have no rights with respect thereto except the right to receive from the Redemption Bank the Final Payment, without interest, upon surrender of the Debenture applicable thereto. Any moneys remaining unclaimed at the expiration of two years following the date of the deposit, and after the Registered Holder has been given at least 3 notices of the making of the deposit, shall thereafter be returned to the Corporation upon its request, whereupon the Registered Holder of the Debenture shall have no further rights whatsoever.

3.  Conversion.
    3.1 The Registered Holder of this Debenture shall have the right and option at any time prior to the Redemption Date (but no more frequently than once within any period of six consecutive months), to convert all or any part of the outstanding Principal Amount of this Debenture or any replacement Debenture into such number of fully paid and nonassessable shares of Common Stock of the Corporation (the "Common Stock") as shall be provided herein; provided, however, that in the event the Corporation shall not at such time have sufficient authorized and unissued shares of Common Stock to make such conversion, then, in lieu of the shares of Common Stock the Corporation is required to issue and deliver under this Section 3 and is unable to so issue and deliver, the Corporation may instead issue and deliver a share or shares of the Corporation's presently authorized and unissued Preferred Stock upon terms and conditions as will cause such Preferred Stock, as and when issued and delivered, to be substantially identical to the Common Stock which otherwise would have been required to have been issued and delivered.

    3.2 The Registered Holder of this Debenture may exercise the conversion right provided in this Section 3 by giving written notice (the "Conversion Notice") to the Corporation of the exercise of such right. The Conversion Notice shall be accompanied by the sole original of this Debenture, and shall state the outstanding Principal Amount desired to be converted by the Registered Holder, which shall be not less than $50,000 and shall be in multiples of $25,000. The number of shares of Common Stock that shall be issuable to the Registered Holder upon conversion of the Debenture shall equal the outstanding Principal Amount to be converted, multiplied by the Conversion Factor as defined and determined in accordance with Section 4 in effect on the date the Conversion Notice is received by the Corporation.

    3.3 Conversion shall be deemed to have been effected on the date the Conversion Notice is received by the Corporation (the "Conversion Date"). As promptly as practicable (and in any event within 45 days) after the Conversion Date, the Corporation shall issue and deliver by hand against a signed receipt therefor or by United States registered mail, return receipt requested, to the address designated by the Registered Holder of this Debenture in the Conversion Notice, a stock certificate or stock certificates of the Corporation representing the number of shares of Common (or Preferred) Stock to which such Registered Holder is entitled, together with payment of all interest accrued and unpaid on the outstanding portion of the Principal Amount of the Debenture being converted on the Conversion Date up to and including the Conversion Date, cash in lieu of any fractional share to which such Registered Holder would otherwise be entitled, and a replacement Debenture representing the principal amount of the surrendered Debenture that was not converted.

4.  Conversion Factor.
    4.1. Initial Conversion Factor. On the date hereof, the Conversion Factor shall equal eight (i.e., the Registered Holder shall receive eight shares of Common (or Preferred) Stock for each dollar of outstanding Principal Amount converted into Stock pursuant to this Debenture) provided, however, that the Conversion Factor shall be subject to adjustment in accordance with and at the times provided in this Section 4.

    4.2.  Adjustments.
          4.2.1. Stock changes. If, at any time or from time to time the Corporation, by stock dividend, stock split, subdivision, reverse split, consolidation, reclassification of shares, or other similar structural change, changes as a whole its outstanding Common Stock into a different number or class of shares, then, immediately upon the occurrence of the change:
            (i) the class of shares into which the Common Stock has been changed shall replace the Common Stock, for the purposes of this Debenture and the terms and conditions hereof, so that the Registered Holder of this Debenture shall be entitled to receive, and shall receive upon exercise of the conversion rights of this Debenture, shares of the class of stock into which the Common Stock had been changed;
            (ii) the number of shares to be issued to the Registered
                 Holder upon exercise of the conversion rights under this Debenture shall be proportionately adjusted (for example, if the outstanding Common Stock of the Corporation is converted into X stock at the rate of one (1) share of Common Stock into three (3) shares of X stock, and prior to the change the Registered Holder of this Debenture was entitled, upon conversion of this Debenture, to receive one hundred shares of Common Stock, then the Registered Holder shall, after the change, be entitled to receive three hundred shares of X stock for the total same converted Principal Amount that the Registered Holder had to convert prior to the change to receive the one hundred shares of Common Stock); and
            (iii)the Conversion Factor shall be proportionately
                 adjusted. (In the above example, the Conversion Factor would be increased by 300%).

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

          4.2.2 Effect of merger. If at any time while this Debenture is outstanding another corporation merges with or into the Corporation, the Registered Holder or Registered Holders of this Debenture shall be entitled, immediately after the merger becomes effective and upon exercise of the conversion rights under this Debenture, to obtain the same number of shares of Common Stock of the Corporation (or shares into which the Common Stock has been changed as provided in Section 4.2.1) to which the Registered Holder or Registered Holders of this Debenture were entitled upon the exercise of conversion rights to obtain immediately before the merger became effective. The Corporation shall take any and all steps necessary in connection with the merger to assure that sufficient shares of Common Stock or Preferred Stock to satisfy all conversion and purchase rights represented by outstanding convertible securities, options and warrants, including this Debenture, are available so that these convertible securities, options and warrants, including this Debenture, may be honored and performed by the Corporation as promised.

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

    4.6 Reservation of Shares. The Corporation shall at all times reserve and keep available, free from preemptive rights, authorized but unissued or treasury shares of Common Stock or Preferred Stock sufficient to effect the conversion of this Debenture in full.

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

    4.8  Certain Requirements for Transfer and Conversion.
         4.8.1  In the absence of an effective Registration
           Statement under the Securities Act of 1933, as amended (the "Act"), it shall be a condition to any transfer or any conversion of this Debenture that the Corporation shall have received, at the time of such transfer or conversion: (i) A representation in writing from the proposed transferee that the Debenture is being transferred or the Common Stock or Preferred Stock to be issued pursuant to exercise of the conversion rights hereof is being acquired for investment and not with a view to any sale or distribution thereof which would constitute or result in a violation of the Act;
           (ii) such other assurances as are reasonably satisfactory to the Corporation that the transaction will not result in a violation of state or federal securities laws.

         4.8.2 Each certificate representing the Debenture or the shares of Common Stock or Preferred Stock issued on conversion of this Debenture shall bear a legend substantially in the following form:

             THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). THE HOLDER HEREOF, BY PURCHASING THIS SECURITY, AGREES FOR THE BENEFIT OF VERSUS TECHNOLOGY, INC. (THE "CORPORATION") THAT THIS SECURITY MAY BE RESOLD, PLEDGED OR OTHERWISE TRANSFERRED ONLY: (1) TO THE CORPORATION (UPON REPURCHASE THEREOF OR OTHERWISE),
             (2) SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A, TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER WITHIN THE MEANING OF RULE 144A UNDER THE SECURITIES ACT, PURCHASING FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE RESALE, PLEDGE OR OTHER TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A, (3) IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH THE MEANING OF REGULATION S UNDER THE SECURITIES ACT, AS THE SAME MAY BE AMENDED FROM TIME TO TIME, PROVIDED THAT THE CONDITIONS OF REGULATION S FOR RESALES HAVE BEEN SATISFIED, (4) PURSUANT TO AN EXEMPTION FROM REGISTRATION IN ACCORDANCE WITH RULE 144 (IF AVAILABLE) UNDER THE SECURITIES ACT, AS THE SAME MAY BE AMENDED FROM TIME TO TIME, (5) IN RELIANCE ON ANOTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, AND SUBJECT TO THE RECEIPT BY THE CORPORATION OF AN OPINION OF COUNSEL TO THE EFFECT THAT SUCH TRANSFER DOES NOT REQUIRE REGISTRATION UNDER THE SECURITIES ACT, OR
             (6) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT; IN EACH CASE IN ACCORDANCE WITH APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES.

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

5.  Grant of Security Interest; Priority Provisions.
    5.1 To secure payment of the Principal Amount and all accrued and unpaid Interest thereon under this Debenture, the Corporation hereby grants to the class of Registered Holders of outstanding Debentures of this issue, with each Registered Holder to have proportionate, non-exclusive rights to the collateral security, a first priority security interest (subject to the subordination and priority provisions as stated herein) in and to all the Corporation's assets, including, without limitation, Accounts, Deposits, General Intangibles (including contract rights, patents, trademarks, copyrights and all other intellectual property), Inventory, and Equipment, as defined by the Uniform Commercial Code of the State of Michigan, whether now owned or subsequently acquired, together with all additions, substitutions or replacements, and the proceeds from the sale or other disposition thereof. The Corporation shall promptly sign and file a financing statement with the Michigan Secretary of State to perfect under Article 9 of the Uniform Commercial Code of the State of Michigan the security interests granted hereunder and shall take all such further actions as may be necessary or advisable to cause the security interest herein granted to become and remain a first priority perfected security interest (subject to the subordination and priority provisions as stated herein) in and to all such Corporation assets under the laws of Michigan and of the United States, except the Corporation shall not be required to perfect liens or security interests against motor vehicles or other assets governed by certificates of title or otherwise not material to the Corporation's operations as a whole. With respect to its infrared technology patents and patent applications, (and with respect to contract rights pertaining to certain other infrared patents under which the Corporation has an exclusive license) the Corporation shall prepare and file with the United States Patent and Trademark Office appropriate documentation to perfect the first priority security interests granted in this Debenture.
    5.2 The security interests securing this Debenture in the accounts receivable (including those derived from the licensing of patents and intellectual property) and inventory and proceeds thereof of the Corporation is subject to first and second priority security interests in the accounts receivable, inventory and proceeds thereof of the Corporation held or to be held (i) first by Fifth Third Bank (or any other commercial lending institution of the Corporation's choice) ("Bank") to the Corporation in the principal amount of up to $1,000,000 and renewals or replacements, without increase in amount, of that line of credit loan (collectively, the "Line of Credit") and (ii) second by the Registered Holders of any outstanding Versus Technology, Inc. Prime Rate Secured Convertible Debentures Due April 30, 2004 (the "Series A Debentures") respectively. The security interests securing this Debenture in the Corporation's patents and intellectual property ("general intangibles") and other corporate assets of the Corporation is subject to a first priority security interest in the intellectual property of the Corporation held by the Registered Holders of any outstanding Series A Debentures, and a second priority security interest in the other assets (excluding patents and intellectual property) of the Corporation as security for the Line of Credit.

6.  Subordination and Priority.
    6.1 Payment of this Debenture is subordinated to payment of the Line of Credit loan made or to be made by Bank and is further subordinated to payment and performance of the Corporation's obligations to the Registered Holders of the Series A
         Debentures.

    6.2 So Long as the Line of Credit and Series A Debentures are not in default, the Corporation may pay, and Registered Holder may receive, quarterly interest payments on this Debenture. However, in the event of such a default, then without the prior written agreement of the Bank and the Registered Holders of the Series A Debentures, the Corporation shall not make, and Registered Holder shall not receive, any other payments on this Debenture, unless and until the Line of Credit and the Series A Debentures are first fully paid.

7. Representations, Warranties and Covenants. The Corporation represents and warrants to and covenants with the Registered
    Holder:

    7.1 Organization; Good Standing; Qualification. The Corporation is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, has all requisite corporate power and authority to own and operate its properties and assets and to carry on its business as now conducted and as proposed to be conducted, to execute and deliver this Debenture, and to carry out its provisions. The Corporation is duly qualified to transact business and is in good standing in each jurisdiction in which the failure so to qualify would have a material adverse effect on its business, properties, prospects or financial condition;

    7.2 Authorization. All corporate action on the part of the Corporation, its officers, directors, and stockholders necessary for the authorization, execution and delivery of this Debenture, and the performance of all obligations of the Corporation hereunder has been taken. This Debenture constitutes a valid and legally binding obligation of the Corporation, enforceable in accordance with its terms except
         (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other laws of general application affecting enforcement of creditors' rights generally (ii) as limited by laws relating to the availability of specific performance, injunctive relief, or other equitable remedies, (iii) with respect to foreign laws and regulations, such representations are made only to the best of the Corporation's knowledge and (iv) no representation is made regarding the effect of laws relating to competition, antitrust or intellectual property rights;

    7.3 Valid Issuance of Common Stock. The Common Stock (or the Preferred Stock, as the case may be), if and when issued pursuant to this Debenture, will be duly and validly issued, fully paid, and non-assessable, and will be free of restrictions on transfer other than restrictions on transfer as referenced in this Debenture and under applicable State and Federal securities laws;

    7.4 Governmental Consents. No consent, approval, qualification, order or authorization of, or filing with, any local, State, or Federal governmental authority is required on the part of the Corporation in connection with the Corporation's valid execution, delivery or performance of this Debenture or the offer, sale or issuance of the Common Stock or Preferred Stock by the Corporation, except (i) the filings referred to in
         Section 5 of this Debenture, and (ii) such filings as have been made prior to the issuance of this Debenture, except that any notice of sale required to be filed with the Securities and Exchange Commission under the Act, or such post-Closing filings as may be required under applicable State securities laws, which will be timely filed by the Corporation within the applicable periods therefor;

    7.5 SEC Filings and Available Public Information. The Corporation has filed, and shall file in a timely manner all documents and reports it is required to file with the Securities and Exchange Commission. Such documents and reports contain no misstatements of any material fact, and do not omit any material fact which if not stated would render such reports or documents misleading;

    7.6 Ownership. The Corporation is and at all times during the term of this Debenture will be the unconditional legal and beneficial owner of the collateral;

    7.7 No Conflict. The Corporation's execution, delivery, and performance of this Debenture do not and will not conflict with any law, rule, regulation, order, indenture, agreement, or undertaking to which the Corporation is a party or by which the Corporation is bound or affected and will not result in the creation or imposition of any lien, security interest, claim, or encumbrance of any kind under any such indenture, agreement, or undertaking;

    7.8 Location. The Corporation shall not, without the prior written consent of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue, remove any of the collateral from the Corporation's place of business in Traverse City, Michigan except in the ordinary course of the Corporation's business and shall not in any event remove any of the collateral from the state of Michigan;

    7.9 No Other Liens. The Corporation shall not, without the prior written consent of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue, create, permit or grant any lien, security interest, mortgage or encumbrance of any kind on any of the collateral or otherwise pledge any of the collateral except for (i) the security interest provided by this Debenture, (ii) purchase money security interests in fixed assets created contemporaneously with the acquisition of such assets for the purpose of acquiring such assets (for not more than the purchase price of such assets) in an amount not exceeding $100,000 in the case of any single transaction or $250,000 in the aggregate, and (iii) security interests to Bank securing the Line of Credit and security interests to the Registered Holders of the Series A Debentures securing the Series A Debentures;

    7.10 Records. The Corporation shall maintain complete and accurate records pertaining to the collateral at 2600 Miller Creek Road, Traverse City, Michigan 49684, or at such other address as the Corporation notifies the Registered Holder(s) in writing. Upon the written reasonable request of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue the Corporation shall make those records available for inspection by or provide copies of such records to a representative of the Registered Holder(s) upon request;

    7.11 Insurance. The Corporation shall maintain adequate insurance on the collateral as is customary in the industry in which it is engaged. Upon the reasonable written request of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue, the Corporation shall furnish to the Registered Holder(s) written proof of such insurance. The insurance shall not be subject to cancellation or reduction in coverage without thirty (30) days' prior written notice to the Registered Holder(s);

    7.12 Taxes. The Corporation shall pay promptly when due all taxes and assessments upon the collateral or for its use or operation, except for taxes and assessments contested in good faith by appropriate procedures;

    7.13 Preservation of Property. The Corporation shall take all actions necessary to maintain, preserve, protect, and keep all collateral in good working order and salable condition and only use the collateral lawfully and as permitted by the Corporation's insurance policies. Upon the reasonable written request of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue a representative of the Registered Holder may inspect the collateral provided an appointment is made and any disruption to the Corporation's business is kept to a minimum;

    7.14 No Sale. Without the prior written consent of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue the Corporation shall not sell, transfer, lease, or otherwise dispose of any collateral other than in the ordinary course of the Corporation's business;

    7.15 Exchange of Debentures. Upon the surrender by the Registered Holder of any Debenture or Debentures, properly endorsed, to the Corporation at the principal office of the Corporation, the Corporation will, subject to other provisions of this Debenture, issue and deliver to or upon the order of such Registered Holder, at the Corporation's expense, a new Debenture or Debenture of like tenor, in the name of such Registered Holder or as such Registered Holder (upon payment by such Registered Holder of any applicable transfer taxes) may direct.

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

         9.1.1 The non-payment by the Corporation when due of principal and interest or principal or interest as provided in this Debenture which has continued unpaid beyond a grace period of 5 days following the Corporation's receipt of written demand for payment from the Registered Holder(s) of this Debenture; or

         9.1.2 If the Corporation (i) dissolves or terminates its existence or applies for or consents to the appointment of, or if there shall be a taking of possession by, a receiver, custodian, trustee or liquidator for the Corporation or any of its property; (ii) becomes generally unable to pay its debts as they become due; (iii) makes a general assignment for the benefit of creditors or becomes insolvent; (iv) files or is served with any petition for relief under the Bankruptcy Code or any similar federal or state statute; (v) has any judgment entered against it in excess of $200,000 in any one instance or in the aggregate during any consecutive twelve (12)-month period or has any attachment or levy made to or against any of its property or assets; (vi) defaults with respect to any evidence of indebtedness or liability for borrowed money, or any such indebtedness shall not be paid as and when due and payable; or (vii) has assessed or imposed against it, or if there shall exist, any general or specific lien for any federal, state or local taxes or charges against any of its property or assets; or (viii) substantially fails to perform or observe any material term, covenant or condition contained in this Debenture, or has made any material misrepresentation of fact as stated in this Debenture; or (ix) any loss, theft, deterioration, or impairment of any material part of the collateral causing the collateral, in the reasonable judgment of the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue, to become unsatisfactory as to its character or value; and the Corporation fails to cure items
           (i) - (ix) within 10 days following delivery of a written demand to cure, signed by the Registered Holders of 50% or more in Principal Amount of all outstanding Debentures of this issue; or

         9.1.3 Any failure by the Corporation to issue and deliver shares of Common Stock or Preferred Stock as provided herein upon conversion of this Debenture; or

         9.1.4 There has occurred, without the written consent of the Registered Holder(s) of 50% or more in Principal Amount of all outstanding Debentures of this issue, a "Change in Control of the Corporation." For purposes of this document, a "Change in Control of the Corporation" shall mean a change in control of a nature that would be required to be reported in accordance with the rules promulgated under the Securities Exchange Act of 1934, as amended ("the Exchange Act"); provided that, without limitation, such a change in control shall be deemed to have occurred if any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act as in effect on the date hereof) other than the Corporation or any "person" who on the date hereof is a director or officer of the Corporation or whose shares of Corporation stock are treated as "beneficially owned" (as defined in Rule 13d-3 under the Exchange Act, as in effect on the date hereof) by any such director or officer, is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing 40% or more of the combined voting power of the Corporation's then outstanding securities.

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

15. Agreement of Registered Holder.   The Registered Holder or
    Registered Holders of this Debenture, by the acceptance hereof or the receipt of any money paid under or in connection herewith, and as part of the consideration for this Debenture, in all respects agree to be governed by the terms of this Debenture and the documents associated herewith.

16. Registration Rights Agreement. The form of Registration Rights Agreement attached hereto is incorporated herein by reference. The holders of the Common Stock issued pursuant to the conversion rights of a Debenture of this issue shall have the rights accorded to them as stated in said Registration Rights Agreement.

17. Amendment or Modification. The rights of the Registered Holders of this Series B Debenture may be further subordinated, and subsequent amendments and modifications to the Series B
    Debentures may be made, upon the mutual consent of the Corporation and the Registered Holders of 67% or more in Principal Amount of all outstanding Series B Debentures; provided, however, no amendment may be made to the Principal Amount, Due Date, rate of interest, interest payment dates, or Conversion Factor without the consent of 100% in Principal Amount of all outstanding Series B Debentures.

18. Miscellaneous. This Debenture shall inure to the benefit of and be binding upon the heirs, personal representatives, successors and assigns of the respective parties hereto. This Debenture constitutes and fully integrates the entire understanding between the parties hereto, and is intended to supersede and cancel all prior written or oral understandings between them dealing with the subject matter hereof. This Debenture may not be changed orally, but only in writing, signed by the party against whom enforcement of any waiver, change, amendment, modification, extension or discharge is sought. No other warranties, representations or covenants exist that are not herein contained. For each term and pronoun used in this Debenture, the singular number includes the plural number, and vice versa, and any gender, whether masculine, feminine, or neuter, includes the other genders, as appropriate and as the context may reasonably require. The invalidity of any paragraph, provision or part hereof shall not affect the validity of any other paragraph, provision or part hereof. This Debenture shall be construed as a whole and in accordance with its fair meaning. Captions, if any, and organization are for convenience and shall not be used in construing its meaning. Each party shall, upon reasonable request, execute and deliver such other and further documents as may be necessary and proper to effectuate this Debenture. This Debenture shall be interpreted and enforced in accordance with the laws of the State of Michigan, excluding any conflicts-of-law rule or law which refers to the laws of another jurisdiction. In the event of litigation arising under or in connection herewith, each party consents to the exclusive in personam jurisdiction of the state courts of the State of Michigan, with venue in Traverse City, Michigan, and the nonprevailing party agrees to pay the prevailing party's actual attorney's fees and expenses in connection with any such litigation, in addition to any costs, remedies or damages the court may award. This Debenture constitutes the jointly bargained agreement of the parties, and the construction of this Debenture shall not be altered or influenced by the fact or presumption that one party had a greater or lesser hand in drafting this Debenture. If the date for performance of any act hereunder falls on a Saturday, Sunday, or legal holiday, then the time for performance thereof shall be deemed extended to the next successive business day. Whenever it is provided in this Debenture that days be counted, the first day to be counted shall be the day following the date on which the event causing the period to commence occurs. This Debenture is intended solely for the benefit of the parties hereto and their successors, heirs and assigns, and may not be relied upon or enforced by any third party beneficiary.

IN WITNESS WHEREOF, the Corporation has caused this Debenture to be duly executed under its corporate seal.

VERSUS TECHNOLOGY, INC.

ATTEST:                               BY:
_____________________________              ___________________________
   Anne Kubo, Secretary                    Gary T. Gaisser, President





                                    Exhibit A

                                   ASSIGNMENT

     FOR VALUE RECEIVED, the undersigned hereby assigns to _____________, the Series B Secured Convertible Debenture of Versus Technology, Inc., No. B _____ and hereby irrevocably appoints _______________, Attorney, to transfer said Debenture on the books of the within named corporation, with full power of substitution in the premises.

    WITNESS my hand and seal this _____ day of ____________, ______.

                                     __________________________(SEAL)

                                     __________________________(SEAL)

WITNESS:

_________________________________

_________________________________


State of ________________________

County of _______________________

Subscribed and sworn before me, a notary public, on this ___ day of _______________, ________

____________________________________________________

_________________________________, Notary Public

My commission expires: ______________________________





                     VERSUS TECHNOLOGY, INC.
                      SUBSCRIPTION AGREEMENT

This Subscription Agreement is made as of the date set forth on the signature page hereof (the "Signature Page") by and between VERSUS TECHNOLOGY, INC., a Delaware corporation (the "Issuer" or the "Company"), and the undersigned prospective subscriber (the "Subscriber") who is subscribing hereby for the principal amount of the Issuer's Prime Plus 2% Series B Secured Subordinated Debentures due October 31, 2007 as set forth on the Signature Page hereto (the "Securities").

A.  SUBSCRIPTION

The undersigned hereby subscribes to purchase the Securities as set forth on the Signature Page. Simultaneously with the execution of this Subscription Agreement, the undersigned is paying and delivering to the Issuer the amount set forth on the Signature Page as the purchase price, by surrendering to the Company for cancellation the sole originally issued Versus Technology, Inc. Prime Rate Secured Convertible Debenture due April 30, 2004, Debenture No. ___, of which the Subscriber is shown as the Registered Holder, in the original principal amount of $_____ (the "Series A Amount"), plus a check payable to the Issuer or wire transfer payable to the party set forth on the Signature Page in an amount which is equal to 50% of the Series A Amount.


B.  REPRESENTATIONS AND WARRANTIES

The undersigned hereby represents and warrants to, and agrees with the Issuer, as follows:

(a) The Securities are being subscribed for by the subscriber for his or its own account, for investment purposes only, and not for the account of any other person, and not with a view to distribution, assignment, resale to others, or fractionalization in whole or in part. The undersigned understands that the offering and sale of the Securities is intended to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), by virtue of section 4(2) of the Act and/or the provisions of Regulation D promulgated thereunder ("Regulation D"). In furtherance thereof, the undersigned represents, warrants and agrees as follows: (i) the undersigned will not sell, hypothecate or otherwise transfer the Securities except in accordance with the Act and applicable state securities laws (unless, in the opinion of counsel for the Issuer, an exemption from the registration requirements of the Act and such laws is available); and (ii) the Issuer is under no obligation to register the Securities on behalf of the undersigned or to assist it in complying with any exemption from registration except as specifically set forth in the Registration Rights Agreement, delivered to the Investor herewith and attached to the Private Placement Memorandum dated August 26, 2002 (the "Memorandum") as an exhibit (the "Registration Rights Agreement").

(b) The undersigned has been furnished with and has carefully read this Subscription Agreement, the Registration Rights Agreement, the Memorandum, the Prime Plus 2% Series B Secured Subordinated Debenture, the 2001 Annual Report on Form 10-KSB/A attached to the Memorandum, the Quarterly Report on Form 10-QSB for the period ending April 30, 2002 attached to the Memorandum and the Issuer's 2002 Proxy Statement attached to the Memorandum (the "Transaction Documents").

(c) In evaluating the suitability of an investment in the Issuer, the undersigned has not relied upon any representations or other information (whether oral or written) from the Issuer or any of its agents other than as set forth in the Transaction Documents and no oral or written representations have been made or oral or written information furnished to the undersigned or its advisors, if any, in connection with the offering of the Securities which were in any way inconsistent with these documents.

(d) The Issuer has made available to the undersigned all documents and information that the undersigned has requested relating to an investment in the Issuer.

(e) The undersigned recognizes that investment in the Issuer involves substantial risks, and it has taken full cognizance of and understands all of the risk factors related to the purchase of the Securities.

(f) The undersigned has carefully considered and has, to the extent it believes such discussion is necessary, discussed with its professional legal, tax and financial advisers the suitability of an investment in the Issuer for its particular tax and financial situation and it has determined that the Securities are a suitable investment for the undersigned.

(g) The undersigned acknowledges that it has been afforded the opportunity to discuss this investment with the Company and to ask such questions as may seem appropriate.

(h) If this Subscription Agreement is executed and delivered on behalf of a partnership, corporation, limited liability company, trust or estate:

(i) the undersigned has been duly authorized and is duly qualified (a) to execute and deliver this Subscription Agreement and all other instruments executed and delivered on behalf of such partnership, corporation, limited liability company, trust or estate in connection with the purchase of the Securities and (b) to subscribe for and hold the Securities;

           (ii)  the signature of the undersigned is
binding upon such partnership, corporation, limited liability company, trust or estate; and

          (iii)  such entity has not been formed for
the specific purpose of acquiring the Securities. If such entity has in fact been so formed, please check this box and fill out a Purchaser Questionnaire with respect to each person or entity which is an owner of the entity in question:

C.  UNDERSTANDINGS

The undersigned understands, acknowledges and agrees with the Issuer as follows:

(a)  This Subscription is and shall be irrevocable.

(b) No federal or state agency has made any finding or determination as to the fairness of this offering for investment, nor any recommendation or endorsement of the Securities.

(c) No assignment, sale, transfer, exchange or other disposition of the Securities can be made other than in accordance with all applicable securities laws. It is understood that in order not to jeopardize the offering's exempt status under Section 4(2) and/or Regulation D of the Act, the transferee may be required to fulfill certain investor suitability requirements.

(d) The undersigned acknowledges that the information made available from the Company in connection with the offering is confidential and non-public and agrees that all such information shall be kept in confidence by the undersigned and neither used by the undersigned for the undersigned's personal benefit (other than in connection with its subscription for interests) nor disclosed to any third party (other than the undersigned's attorneys, accountants and other financial and tax advisors) for any reason; provided, that this obligation shall not apply to any such information which (1) is part of the public knowledge or literature and readily accessible at the date hereof; (2) becomes part of the public knowledge or literature and readily accessible by publication (except as a result of a breach of these provisions); or (3) is received from third parties (except third parties who disclose such information in violation of any confidentiality agreements, including without limitation any Subscription Agreement, they may have with the Issuer).

(e) The undersigned has knowledge and experience in financial and business matters and is capable of evaluating the merits and risks of investment in the Issuer and of making an informed investment decision.

(f) The undersigned understands that the information contained herein may be relied upon by the Issuer and its counsel.

(g) The undersigned understands the information provided by the undersigned herein and in the Purchaser Questionnaire will be kept confidential by the Issuer and its counsel and will not be disclosed, except the undersigned agrees the information contained herein may be disclosed (i) to governmental authorities having jurisdiction thereunder and (ii) in response to any requirement of law.

D.  CONDITIONS

     The undersigned's subscription is expressly conditioned on the Company's acceptance of this subscription; and if the undersigned has made to an Accredited Investor a partial assignment of the undersigned's rights under this subscription, as stated on the Signature Page, it is further conditioned upon the Company's acceptance of such partial assignment and the Company's issuance of Securities, in appropriate principal amounts, to both the Accredited Investor assignee and the undersigned.

    In the event these conditions are not satisfied by October
1, 2002, the Company shall promptly return the undersigned's subscription deposit, without interest.


E.  ACKNOWLEDGEMENT

     The undersigned acknowledges and agrees to the terms of the Securities subscribed for herein.


F.  LIMITED POWER OF ATTORNEY

The undersigned hereby grants to David L. Gray a limited power of attorney-in-fact to sign the Registration Rights Agreement referred to in the Memorandum on behalf of the undersigned at the closing of the sale of the Securities, to file a Security Agreement, UCC financing statements and any other documents required to perfect the security interest in the Company's assets granted under the Securities, to file UCC termination statements and any other documents required to release the security interest upon the deposit of funds sufficient to repay the Securities or otherwise as contemplated under the Securities and to accept delivery of the Securities as agent acting on behalf of all subscribers.



                    VERSUS TECHNOLOGY, INC.
                    PURCHASER QUESTIONNAIRE

The Company may choose to accept subscriptions only from persons who meet certain suitability standards. Therefore, certain information is requested below.

Instructions:    Answer "1." if the subscriber is an individual.
Answer "2." if the subscriber is an entity.

1.    INDIVIDUAL SUBSCRIBERS

(a)   Name:        _______________________________________

Age:      Less than 21      21 to 70      Over 70

Are You Married:           Yes                No

Country of Citizenship:           ________________________

(b)   Home Address:   ____________________________________

                      ____________________________________

                      ____________________________________

Home Telephone Number:      ________________________

Home Fax Number (if any)    ________________________

(c)   Firm Name:    ______________________________________

Nature of Business: ______________________________________

Position/Title:     ______________________________________

Business Address:   ______________________________________

                    ______________________________________

                     _____________________________________

Business Telephone Number:  ________________________

Business Fax Number:        ________________________

(d)   Send Correspondence to:     Home       Business

(e)   Accredited Investor Status

    (1) My net worth (together with my spouse's net worth), exclusive of home, home furnishings and automobiles, is in excess of $1,000,000.

                      Yes             No

       Answer (2) only if the answer to (1) is "NO."

    (2) My actual annual income for the last two years and my estimated annual income for 2002, the current year, exceed $250,000 each year.

                     Yes             No


(f) My investment in the Issuer is less than 20% of my net worth (together with my spouse's net worth), exclusive of home, home furnishings and automobiles.

                     Yes            No

(g)   In which state do you currently:

      (a)  Maintain your primary residence?    ______________

      (b)  Maintain your secondary residence?  ______________

      (c)  Vote?                               ______________

      (d)  File income tax returns?            ______________

      (e)  Maintain a driver's license?        ______________

      (h)  Qualified Investor Status

           My investments, together with my spouse's, exceed $5,000,000:

                      Yes            No



(A "No" answer to this question will not disqualify an investor)

      (i) List any other information you believe is relevant in showing that you are able to adequately evaluate the risks and merits of an investment in the Issuer:

           ____________________________________________________________

           ____________________________________________________________

           ____________________________________________________________

           ____________________________________________________________

           ____________________________________________________________

In furnishing the above information, I acknowledge that the Company may rely thereon in determining, among other things, whether there are reasonable grounds to believe that I qualify as a sophisticated investor under Section 4(2) of, and/or Regulation D under the Act for the purposes of the proposed investment.

             [Individuals should proceed to Signature Page]




2.  CORPORATE, LIMITED LIABILITY COMPANY, PARTNERSHIP, AND TRUST
    SUBSCRIBERS

    (a)  Name: __________________________________________________

         Address of Principal Office:
                              ___________________________________

                              ___________________________________

                              ___________________________________

         Telephone:  __________________

          Fax:        __________________

          Tax Identification Number:_______________________

    (b)  Please furnish the following information regarding the
         Purchaser:

         (i)  IF A PARTNERSHIP:

          Type:       General         Limited

          Number of Partners:  General ______      Limited _______

          State of Formation:  Year _____   Country _________

          Was this Partnership formed more than a year ago?

                        Yes          No

          Principal Business:______________________________________

         (ii)  IF A CORPORATION:

          Country of Incorporation:  Country _______

          Was this Corporation formed more than 1 year ago?

                      Yes          No

          Number of Shareholders:_______________

          Principal Business:_______________________________________

          (iii)  IF A LIMITED LIABILITY COMPANY:

           Country of Formation:  Country _______

           Was this Limited Liability Company formed more than 1 year ago?

                               Yes         No

           Number of Members:_______________

           Principal Business:_______________________________________


           (iii)  IF A TRUST:

           Type of Trust:_____________________________________________

           Country of Formation:  ______________________

           Was this Trust formed more than one year ago?

                        Yes             No

           Number of Known Beneficiaries:_____________________________

           Name of Trustee:___________________________________________


      (c) Entity Accreditation Criteria: (check all that are applicable)
           (i) An entity with total assets in excess of $5,000,000 which is also:

                (a)  a corporation,

                (b)  a partnership,

                (c)  a limited partnership,

                (d)  a limited liability company,

                (e) a Massachusetts or similar business trust, or

                (f)  an organization described in Section
                     501(c)(3) of the Internal Revenue Code.

            (ii) A trust whose total assets are in excess of
                 $5,000,000 and whose purchase of the Securities is directed by a person with such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of the prospective investment.

            (iii)A bank as defined in Section 3(a)(2) of the
                 Act, or a savings and loan association or other institution as defined in Section 3(a)(5)(A) of the Act, whether acting in its individual or fiduciary capacity.

             (iv) A broker or dealer registered pursuant to Section
                  15 of the Securities Exchange Act of 1934.

             (v) An insurance company as defined in Section 2(13) of the Act.

             (vi) An investment company registered under the
                  Investment Company Act of 1940 (the "Investment
                  Company Act").

             (vii)A business development company as defined in
                  Section 2(a)(48) of the Investment Company Act.

            (viii)A Small Business Investment Company licensed by the
                  United States Small Business Administration under
                  Section 301(c) or (d) of the Small Business
                  Investment Act of 1958.

             (ix) An employee benefit plan within the meaning of
                  Title I of the Employee Retirement Income Security Act of 1974, if either:

                  (a)  the investment decision with respect to
                       this investment is made by a plan fiduciary as defined in Section 3(21) of such act, which is either a bank, savings and loan association, insurance company, or registered investment advisor, or

                  (b) the employee benefit plan has total assets in excess of $5,000,000, or,

                  (c)  the employee benefit plan is a self-
                       directed plan, with investment decisions made solely by persons that are accredited investors.

             (x) A private business development company as defined in Section 202(a)(22) of the Investment Advisers Act of 1940.




                          VERSUS TECHNOLOGY, INC.
                           SUBSCRIPTION AGREEMENT
                         AND PURCHASER QUESTIONNAIRE
                               SIGNATURE PAGE

This page constitutes the Signature Page for the Subscription Agreement and Purchaser Questionnaire. The undersigned represents to the Issuer that: (a) the information contained herein is complete and accurate on the date hereof and may be relied upon by the Issuer and its counsel and (b) the undersigned will notify the Issuer immediately of any change in any of such information occurring prior to the acceptance of the subscription and will promptly send the Issuer written confirmation of such change. The undersigned hereby certifies that he/it has read and understands the Offering Memorandum and this Subscription Agreement.

Principal Amount of Versus Technology, Inc.
Prime Plus 2% Series B Secured Subordinated Debentures due October 31,
2007 Subscribed for (the "Subscription Amount"):
							$_____________________

Series A Amount being surrendered		$_____________________


Cash balance due for Series B Debenture
(50% of Series A Amount)			$_____________________


IN WITNESS WHEREOF, the undersigned has executed this Subscription Agreement this ____ day of ___________, 2002.

                                ______________________________
                                            Name

Make Checks Payable to:  Dillon, Bitar & Luther Attorney Trust Account
                         Re: Versus Technology, Inc.
                         53 Maple Avenue
                         Morristown, New Jersey 07960
                         Att: William F. Campbell, III, Esq.

For Wire Transfer:       WIRE INSTRUCTIONS

                         Fleet Bank
                         188 South Street
                         Morristown, New Jersey 07960
                         (973) 285-0100
                         ABA #              021200339
                         Dillon, Bitar & Luther, LLC, Attorney Trust
                         Account
                         Account Number     0035837906
                         Re: Versus Technology, Inc.
                         Name of Depositor:
                         Attorney Trust Account No.

THE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT
OF 1933, AS AMENDED (THE "ACT"), AND MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT OR AN EXEMPTION THEREFROM IS AVAILABLE AND ANY CERTIFICATE ISSUED WILL BEAR A LEGEND TO THIS EFFECT.

                PARTIAL ASSIGNMENT OF SUBSCRIPTION

The undersigned hereby assigns to _________________________ [insert name and address of Accredited Investor assignee] the right to receive $ __________ [the amount inserted may not exceed one third of the Subscription Amount] in principal amount of the Securities subscribed for above. Enclosed with this Subscription is a duly completed Assignee Purchaser Questionnaire (in the form attached hereto as Exhibit A), which has been duly signed by the proposed Accredited Investor assignee. I hereby represent and warrant to Versus Technology, Inc. that to the best of my knowledge and belief, the proposed Accredited Investor assignee is an Accredited Investor as defined in Regulation D.

                              ______________________________
                                        Name




                                                       Exhibit 10 (v)

                EXHIBIT A TO SUBSCRIPTION AGREEMENT

                         ACCREDITED INVESTOR
             ASSIGNEE PURCHASER QUESTIONNAIRE and AGREEMENT

This Assignee Purchaser Questionnaire and Agreement is made as of date set forth on the signature page hereof (the "Signature Page") by and between VERSUS TECHNOLOGY, INC., a Delaware corporation (the "Issuer" or the "Company"), and the undersigned prospective assignee subscriber (the "Assignee Subscriber") who desires to receive the principal amount of the Issuer's Prime Plus 2% Series B Secured Subordinated Debentures due October 31, 2007 as set forth on the Signature Page hereto (the "Securities").

A.  Request For Securities

Pursuant to the annexed Partial Assignment of Subscription, the undersigned hereby asks to receive and have issued in the undersigned's name, as Registered Holder, the Securities as set forth on the Signature Page to this Questionnaire and Agreement.


B.  REPRESENTATIONS AND WARRANTIES

The undersigned hereby represents and warrants to, and agrees with the Issuer, as follows:

(a) The Securities are being taken by the undersigned for his or its own account, for investment purposes only, and not for the account of any other person, and not with a view to distribution, assignment, resale to others, or fractionalization in whole or in part. The undersigned understands that the offering and sale of the Securities is intended to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), by virtue of section 4(2) of the Act and/or the provisions of Regulation D promulgated thereunder ("Regulation D"). In furtherance thereof, the undersigned represents, warrants and agrees as follows: (i) the undersigned will not sell, hypothecate or otherwise transfer the Securities except in accordance with the Act and applicable state securities laws (unless, in the opinion of counsel for the Issuer, an exemption from the registration requirements of the Act and such laws is available); and
(ii) the Issuer is under no obligation to register the Securities on behalf of the undersigned or to assist it in complying with any exemption from registration except as specifically set forth in the Registration Rights Agreement, delivered to the undersigned herewith and attached to the Private Placement Memorandum dated August 26, 2002 (the "Memorandum") as an exhibit (the "Registration Rights Agreement").

(b) The undersigned has been furnished with and has carefully read this Questionnaire and Agreement, the Registration Rights Agreement, the Memorandum, the Prime Plus 2% Series B Secured Subordinated Debenture, the 2001 Annual Report on Form 10-KSB/A attached to the Memorandum, the Quarterly Report on Form 10-QSB for the period ending April 30, 2002 attached to the Memorandum and the Issuer's 2002 Proxy Statement attached to the Memorandum (the "Transaction Documents").

(c) In evaluating the suitability of an investment in the Issuer, the undersigned has not relied upon any representations or other information (whether oral or written) from the Issuer or any of its agents other than as set forth in the Transaction Documents and no oral or written representations have been made or oral or written information furnished to the undersigned or its advisors, if any, in connection with the offering of the Securities which were in any way inconsistent with these documents.

(d) The Issuer has made available to the undersigned all documents and information that the undersigned has requested relating to an investment in the Issuer.

(e) The undersigned recognizes that investment in the Issuer involves substantial risks, and it has taken full cognizance of and understands all of the risk factors related to the purchase of the Securities.

(f) The undersigned has carefully considered and has, to the extent he/it believes such discussion is necessary, discussed with his/its professional legal, tax and financial advisers the suitability of an investment in the Issuer for his/its particular tax and financial situation and has determined that the Securities are a suitable investment for the undersigned.

(g) The undersigned acknowledges that he/it has been afforded the opportunity to discuss this investment with the Company and to ask such questions as may seem appropriate.

(h) If this Questionnaire and Agreement is executed and delivered on behalf of a partnership, corporation, limited liability company, trust or estate:

     (i) the undersigned has been duly authorized and is duly qualified (a) to execute and deliver this Questionnaire and Agreement and all other instruments executed and delivered on behalf of such partnership, corporation, limited liability company, trust or estate in connection with the purchase of the Securities and (b) to subscribe for and hold the Securities;

     (ii) the signature of the undersigned is binding upon such partnership, corporation, limited liability company, trust or estate; and

     (iii)such entity has not been formed for the specific purpose of acquiring the Securities. If such entity has in fact been so formed, please check this box and fill out an Assignee
          Purchaser Questionnaire and Agreement with respect to each person or entity which is an owner of the entity in question:

C.  UNDERSTANDINGS

The undersigned understands, acknowledges and agrees with the Issuer as follows:

(a) No federal or state agency has made any finding or determination as to the fairness of this offering for investment, nor any recommendation or endorsement of the Securities.

(b) No assignment, sale, transfer, exchange or other disposition of the Securities can be made other than in accordance with all applicable securities laws. It is understood that in order not to jeopardize the offering's exempt status under Section 4(2) and/or Regulation D of the Act, the transferee may be required to fulfill certain investor suitability requirements.

(c) The undersigned acknowledges that the information made available from the Company in connection with the offering is confidential and non-public and agrees that all such information shall be kept in confidence by the undersigned and neither used by the undersigned for the undersigned's personal benefit (other than in connection with its subscription for interests) nor disclosed to any third party (other than the undersigned's attorneys, accountants and other financial and tax advisors) for any reason; provided, that this obligation shall not apply to any such information which (1) is part of the public knowledge or literature and readily accessible at the date hereof; (2) becomes part of the public knowledge or literature and readily accessible by publication (except as a result of a breach of these provisions); or (3) is received from third parties (except third parties who disclose such information in violation of any confidentiality agreements, including without limitation any Subscription Agreement, they may have with the Issuer).

(d) The undersigned has knowledge and experience in financial and business matters and is capable of evaluating the merits and risks of investment in the Issuer and of making an informed investment decision.

(e) The undersigned understands that the information contained herein may be relied upon by the Issuer and its counsel.

(f) The undersigned understands the information provided by the undersigned herein will be kept confidential by the Issuer and its counsel and will not be disclosed, except the undersigned agrees the information contained herein may be disclosed
(i) to governmental authorities having jurisdiction thereunder and
(ii) in response to any requirement of law.

D.  ACKNOWLEDGEMENT

The undersigned acknowledges and agrees to the terms of the Securities.


E.  LIMITED POWER OF ATTORNEY

The undersigned hereby grants to David L. Gray a limited power of attorney-in-fact to sign the Registration Rights Agreement referred to in the Memorandum on behalf of the undersigned at the closing of the sale of the Securities, to file a Security Agreement, UCC financing statements and any other documents required to perfect the security interest in the Company's assets granted under the Securities, to file UCC termination statements and any other documents required to release the security interest upon the deposit of funds sufficient to repay the Securities or otherwise as contemplated under the Securities and to accept delivery of the Securities as agent acting on behalf of all subscribers.

F.  QUESTIONNAIRE

The Company may choose to issue the Securities only to persons who meet certain suitability standards. Therefore, certain information is requested below.

Instructions:  Answer "1." if the undersigned is an individual.
Answer "2." if the undersigned is an entity.

1.  INDIVIDUALS

(a)  Name: ____________________________________________

     Age:      Less than 21      21 to 70      Over 70

     Are You Married:    Yes           No

     Country of Citizenship:    ________________________

(b)  Home Address:  ____________________________________

                    ____________________________________

                    ____________________________________

    Home Telephone Number:      ________________________

    Home Fax Number (if any)    ________________________

(c)  Firm Name:  _______________________________________

     Nature of Business:  ______________________________

     Position/Title:  __________________________________

     Business Address:  ________________________________

                        ________________________________

                        ________________________________

     Business Telephone Number:  _______________________

     Business Fax Number:       ________________________

(d)  Send Correspondence to:  Home    Business

(e)  Accredited Investor Status

     (1) My net worth (together with my spouse's net worth), exclusive of home, home furnishings and automobiles, is in excess of $1,000,000.

                          Yes             No

     Answer (2) only if the answer to (1) is "NO."

     (2) My actual annual income for the last two years and my estimated annual income for 2002, the current year, exceed $250,000 each year.

                           Yes            No


(f)  My investment in the Issuer is less than 20% of my net worth
(together with my spouse's net worth), exclusive of home, home furnishings and automobiles.

                           Yes            No

(g)  In which state do you currently:

     (a)  Maintain your primary residence?        ______________

     (b)  Maintain your secondary residence?      ______________

     (c)  Vote?                                   ______________

     (d)  File income tax returns?                ______________

     (e)  Maintain a driver's license?            ______________

(h)  Qualified Investor Status

     My investments, together with my spouse's, exceed $5,000,000:

                         Yes             No


     (A "No" answer to this question will not disqualify an investor)

(i) List any other information you believe is relevant in showing that you are able to adequately evaluate the risks and merits of an investment in the Issuer:

     ____________________________________________________________

     ____________________________________________________________

     ____________________________________________________________

     ____________________________________________________________

     ____________________________________________________________

In furnishing the above information, I acknowledge that the Company may rely thereon in determining, among other things, whether there are reasonable grounds to believe that I qualify as a sophisticated
Accredited Investor under Section 4(2) of, and/or Regulation D under the Act for the purposes of the proposed investment.


              [Individuals should proceed to Signature Page]



2.  CORPORATIONS, LIMITED LIABILITY COMPANIES, PARTNERSHIPS, AND
    TRUSTS

(a)  Name:    ____________________________________________

     Address of Principal Office:
                       ___________________________________

                       ___________________________________

                       ___________________________________

     Telephone:  __________________

     Fax:        __________________

     Tax Identification Number:   _______________________

(b) Please furnish the following information regarding the undersigned:

     (i)  IF A PARTNERSHIP:

     Type:   General    Limited

     Number of Partners:  General ______     Limited _______

     State of Formation:  Year _____   Country _________

     Was this Partnership formed more than a year ago?

                   Yes         No

     Principal Business:_____________________________________

     (ii) IF A CORPORATION:

     Country of Incorporation:  Country _______

     Was this Corporation formed more than 1 year ago?

                    Yes          No

     Number of Shareholders:_______________

     Principal Business:______________________________________

     (iii) IF A LIMITED LIABILITY COMPANY:

     Country of Formation:  Country _______

     Was this Limited Liability Company formed more than 1 year ago?

                           Yes         No

      Number of Members:  _______________

      Principal Business:______________________________________


      (iii)  IF A TRUST:

      Type of Trust:____________________________________________

      Country of Formation:  ______________________

      Was this Trust formed more than one year ago?

                      Yes            No

     Number of Known Beneficiaries:_____________________________

     Name of Trustee:___________________________________________


(c) Entity Accreditation Criteria: (check all that are applicable)
    (i) An entity with total assets in excess of $5,000,000 which is also:

         (a)  a corporation,

         (b)  a partnership,

         (c)  a limited partnership,

         (d)  a limited liability company,

         (e) a Massachusetts or similar business trust, or

         (f)  an organization described in Section
              501(c)(3) of the Internal Revenue Code.

    (ii) A trust whose total assets are in excess of $5,000,000 and whose purchase of the Securities is directed by a person with such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of the prospective investment.

    (iii)A bank as defined in Section 3(a)(2) of the Act, or a savings and loan association or other institution as defined in Section 3(a)(5)(A) of the Act, whether acting in its individual or fiduciary capacity.

    (iv) A broker or dealer registered pursuant to Section
         15 of the Securities Exchange Act of 1934.

    (v) An insurance company as defined in Section 2(13) of the Act.

    (vi) An investment company registered under the Investment Company Act of 1940 (the "Investment
         Company Act").

    (vii)A business development company as defined in
         Section 2(a)(48) of the Investment Company Act.

    (viii)A Small Business Investment Company licensed by the
         United States Small Business Administration under
         Section 301(c) or (d) of the Small Business
         Investment Act of 1958.

    (ix) An employee benefit plan within the meaning of Title I of the Employee Retirement Income Security
          Act of 1974, if either:

          (a)  the investment decision with respect to
               this investment is made by a plan fiduciary as defined in Section 3(21) of such act, which is either a bank, savings and loan association, insurance company, or registered investment advisor, or

          (b) the employee benefit plan has total assets in excess of $5,000,000, or,

          (c)  the employee benefit plan is a
               self-directed plan, with investment decisions made solely by persons that are accredited investors.

    (x) A private business development company as defined in Section 202(a)(22) of the Investment Advisers
          Act of 1940.



        ASSIGNEE PURCHASER QUESTIONNAIRE AND AGREEMENT SIGNATURE PAGE

This page constitutes the Signature Page for the Assignee
Purchaser Questionnaire and Agreement. The undersigned represents to the Issuer that: (a) the information contained herein is complete and accurate on the date hereof and may be relied upon by the Issuer and its counsel and (b) the undersigned will notify the Issuer immediately of any change in any of such information occurring prior to the acceptance of the subscription and will promptly send the Issuer written confirmation of such change. The undersigned hereby certifies that he/it has read and understands the Offering Memorandum and this Questionnaire and Agreement.

        Principal Amount of Versus Technology, Inc.
        Prime Plus 2% Series B Secured Subordinated Debentures due October 31, 2007 assigned to the undersigned:
        $_____________________

IN WITNESS WHEREOF, the undersigned has executed this Questionnaire and Agreement this ____ day of ___________, 2002.

                                  ______________________________
                                            Name


THE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT
OF 1933, AS AMENDED (THE "ACT"), AND MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT OR AN EXEMPTION THEREFROM IS AVAILABLE AND ANY CERTIFICATE ISSUED WILL BEAR A LEGEND TO THIS EFFECT.





                                                      Exhibit 10 (w)

                       REGISTRATION RIGHTS AGREEMENT


REGISTRATION RIGHTS AGREEMENT, dated as of this 1st day of October, 2002, between VERSUS TECHNOLOGY, INC., a Delaware corporation (the "Corporation"), and the persons set forth on Schedule A hereto (the "Investors").

                        W I T N E S S E T H

WHEREAS, the Corporation agreed to provide the Investors with registration rights as set forth herein as further consideration for the purchase by the Investors of $4,500,000 in aggregate principal amount of Prime Plus 2% Series B Secured Subordinated Debentures (the "Series B Debentures") of the Corporation closing as of the date of this Agreement.

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

Registrable Securities:  All of the Corporation's restricted
Common Stock, $.01 par value ("Common Stock") issuable or issued by the Corporation upon conversion of the Series B Debentures by the Investors in the initial aggregate share amount set forth on Exhibit A and subject to adjustment as set forth in the Series B Debentures.

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

2.  Registration

2.1 Registration on Request (Demand Registration).  (a) Request.
At any time more than six (6) months after the date hereof and no later than five (5) years from the time any shares of Common Stock are issued upon the exercise of conversion rights under the Series B Debentures, upon the written request of Investors owning fifty percent or more of the Registrable Securities outstanding at that time as a result of conversion or 18,000,000 shares of Registrable Securities (subject to adjustment as provided in the Series B Debentures) outstanding at that time as a result of conversion, whichever number is higher, that the Corporation effect the registration under the Securities Act of all or part of each Investor's Registrable Securities specifying the intended method or methods of disposition thereof, the Corporation will use its best efforts to effect the registration under the Securities Act of such securities to permit their disposition (in accordance with the intended methods thereof as aforesaid) and keep such registration effective for a period of not less than nine (9) months, provided that if such registration may then be effected by the Corporation on Form S-3 or any successor Form of registration, then the Corporation shall keep such registration effective until the later of nine months or until the Registrable Securities may be sold publicly pursuant to Rule 144(k) promulgated under the Securities Act by persons who are not affiliates of the Corporation. The Corporation shall be obligated to effect only one registration under this Section 2.1 on Forms S-1 or S-2 (or their equivalent successor forms) and no more than three registration statements on Form S-3 (or its equivalent successor forms) per calendar year. If a registration fails to become or remain effective for any reason then such registration shall not be counted as a demand registration under this Section 2.1

(b)  Registration Statement Form.  Registrations under this
Section 2.1 shall be on an appropriate registration form of the Commission as determined by the Corporation and shall permit the disposition of the Registrable Securities in accordance with the intended method or methods of disposition specified in the Investors' request for such registration.

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

(c) promptly furnish to each Investor participating such number of conformed copies of such registration statement and of each amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus contained in such registration statement (including each preliminary prospectus and any prospectus supplement) and any other prospectus filed under Rule 424 under the Securities Act, in conformity with the requirements of the Securities Act, and such other documents, as such Investor may reasonably request;

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


                          By:_________________________________
                            Name:   Gary T. Gaisser
                            Title:  President


                       The Investors by their Agent-in-Fact pursuant to Subscription Agreements signed by them

                          AGENT


                          By:________________________________
                                       Name:



Schedule A

                      Versus Technology, Inc.
                            Investors

Name & Address          Principal Amount       Telephone       Fax








4


72