Form 10KSB
period 2002-10-31
VERSUS TECHNOLOGY INC
filed 2002-12-23
CIK 842638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-KSB

  (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
               For the fiscal year ended October 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements included in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for its most recent fiscal year were $4,099,000.

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $2,082,179 as of October 31, 2002.

As of October 31, 2002, the issuer had outstanding 45,598,863 shares of Common Stock.

                DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (check one) Yes (   )  No ( X )




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

Item 10  Executive Compensation

Item 11 Security Ownership of Certain Beneficial Owners and Management

Item 12  Certain Relationships and Related Transactions

Item 13  Exhibits and Reports on Form 8-K

Item 14  Controls and Procedures

Signatures

Certifications

Exhibit Index









                                  PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Versus Technology, Inc. ("Versus" or the "Company") and its wholly owned subsidiary, Olmsted Engineering Co. ("Olmsted") operate in two business segments: location data collection, utilization, and processing (frequently referred to as Infrared (IR) or Infrared/Radio Frequency (IR/RF)); and software engineering for the tool and die market. Versus' operations are located in one facility in Traverse City, Michigan.

Versus' core technology makes locating and call systems more precise, security systems more intelligent, data collection routines automatic, and asset management systems more efficient. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities, and other complexes, permit the automatic and accurate registry of essential management and business location information.
By monitoring the precise location of personnel, patients, or equipment and automatically recording events associated with their locations, the systems offer real-time asset and staff/patient locating, automatic data collection, access/egress control, and two-way communication capabilities. Versus' proprietary locating systems are sold primarily through an expanding international network of resellers who market Versus' products as enhancements to their existing product lines. Recently, Versus expanded its network to include dealers who have regular contact with end users (e.g., hospitals) to further stimulate interest in its products. When possible, dealer sales are completed through major resellers.

To date, Versus' systems are integrated into the top five of the six major nurse call systems (SimplexGrinnell, Executone, Rauland-Borg, Dukane, and West-Com), and Versus has a license agreement with the sixth - Hill-Rom. Versus is the dominant provider of wireless tracking solutions for healthcare facilities, supplying systems and components for hundreds of hospitals in North America and abroad.

(a)	Business Development

Versus Technology, Inc. is a Delaware Corporation originally formed in 1988. Versus' primary focus is the manufacture and distribution of proprietary software and components to support its locating systems.

In fiscal 2000 significant changes occurred in the nurse call market which was and continues to be Versus' primary focus. Hill-Rom Services, Inc. (Hill-Rom) and Executone (formerly major competitors of Versus) began converting their locating technology from proprietary systems to the open architecture of Versus' locating systems. Hill-Rom had signed a license agreement with Versus in September of 2000 and the healthcare division of Executone was acquired by Tyco International, which has been a Versus reseller for several years.

In fiscal 2000 Versus also expanded the manner in which its technology can be applied by integrating its technology with third-party emergency department information systems (EDIS). The annual market potential for ED patient tracking is estimated at $145 million. The Kennedy Group reports that the greatest challenge for all EDs is patient tracking and patient turnaround time. Versus provides a proven solution for automatic, real-time location data on patients, which provides up-to-the-minute information on what rooms are available, how long a patient has been waiting, and a track log of a patient's whereabouts (Did he go to x-ray?). This dynamic location-based information provides a tool for better staffing, scheduling, and monitoring of bottlenecks in the ED at any time of day, resulting in a more efficiently run ED.

In fiscal 2001, Versus developed and introduced new badge technology utilizing Programmable Integrated Circuit (PIC) chips which allows Versus to meet diverse customer badge requirements in a timely manner. Versus also launched its cordless nurse call product (introduced in Canada in fiscal 2000) as "Communication Manager" in the United States. Other product innovations included a Remote Station (a call device that can be added to any existing installation in minutes) and improved integration of its locating systems with third-party Emergency Department Information Systems. In fiscal 2001 Versus also established a customer service department to support direct and reseller sales as required.

Versus focused on cost reduction initiatives in early fiscal 2002 and then on developing it's dealer channel in the later portion of the year. Versus expects this channel expansion will provide wider end user exposure for its products, enabling Versus to capitalize on recent major market and technological events.

(b)	Business of the Issuer

Versus currently operates in two business segments:
  * location data collection, utilization, and processing (IR/RF locating systems)
  * software engineering for the tool and die market (software engineering)

(1)	Principal Products and Services

Location Data Collection, Utilization, and Processing Segment

Infrared (IR) technology-based systems are the primary products of Versus. The IR/RF-based systems can be used to monitor and locate people and equipment, control access to secured areas, and passively record information regarding these events and activities. The technology owned or licensed by Versus is incorporated in various forms from components to entire assemblies in nurse call, EDIS, and asset control systems marketed under the following partial list of trade names:

      OWNER OF
      TRADEMARK                TRADEMARK                 APPLICATION
------------------------  ------------------------  ------------------------
Versus Technology, Inc.    Nightingale(tm)              Asset Management
                           PhoneVision(tm)              Personnel/Equipment
                           Versus Information             Tracking
                             System (VIS(tm))
                           Eagle Eye(tm)                Anit-Theft

Rauland-Borg               Responder IV(r)              Nurse Call

Dukane Corp.               ProCare(r) 6000              Nurse Call

SimplexGrinnell            Sentinel 500 (r)             Nurse Call
(Zettler and               Sentinel Touch (r) System
Executone)                 LifeSaver(tm)
                           Healthcare Communications
                             Platform (HCP)(tm)

Jeron Electronics          Provider (r) 680              Nurse Call
Systems

Healthcare I.T.            EDTracker(tm)                 EDIS

Cerner Corporation         FirstNet(r) Emergency         EDIS
                             Medicine Information
                             System

ibex Systems               PulseCheck(r)                 EDIS

Alaris Medical             Alaris(tm) Asset              Asset Tracking
  Systems                    Tracker


The Versus system is a scaleable and easily expandable locating system. The system infrastructure is composed of proprietary sensors networked by standard telephone-type cable. Once the infrastructure is installed in a facility, a number of software systems are available to maximize the system's tracking abilities. Some software clients currently available for sale are:

  * Data Server - The central server component of every VIS system configuration. It acts as a storage area for the location-related data retrieved from the VIS network.
  * Reports Plus - Several useful reports that can be used for the analysis of the movement of items and people. Reports include: Time Together by Zone, Tracking Detail by Badge, Location Summary Information, Low Battery, Alarms Report, Percent Utilization, and Last Known Location.
  * Floorplan View - Customized floor plan views of real-time location data on a computer monitor.
  * List View - Customized list views of real-time location data sorted and configured to the customer's requirements and displayed on a computer monitor.
  * Badge Shift Manager - Provides ability to reconfigure badges automatically throughout the day at user-definable times.
  * Communication Suite - Enables a badge button press to issue a pager message, send a pop-up message to specified computer screens, play a sound file on specified computers, and/or activate relay-controlled devices.
  * Audio/Visual Service - Provides pop-up window and/or sound notification of a pre-defined event on networked PC's.
  * Customized Reports - Custom reporting built to facility specifications.
  * Event Monitor - Provides customizable logic response to system events.
  * BT/L Monitor - Provides customizable relay control according to security levels.
  * Relay Control Service - Provides customizable relay control according to badge types.
  * QuickStat View - Provides current location of all badged equipment (including inactive) sorted by equipment type.
  * Room Status Monitor - Displays and updates room status information such as availability and cleanliness/sterility.
  * PhoneVision(tm) - Allows real-time location information to be retrieved via the telephone. Personnel and/or equipment can be easily located using the telephone keypad.
  * Time Monitor - Visibly changes the appearance of an icon on a computer monitor based on programmable events such as time waiting.

The system works as follows: A lightweight badge (worn by staff or patients, or attached to equipment) emits an infrared (IR) light and radio frequency (RF) signal encoded with information. Sensors, mounted throughout a facility, pick up this signal maintaining the contact between the system and staff or patient and/or equipment. The emitted signal's code is matched to the sensor's unique code allowing the system's software to determine the badge's location, which can then be graphically portrayed or listed on an ordinary computer monitor.

The software collects, organizes, and records information from the network, becoming a powerful and accurate management tool. The data recorded by the system can be compiled into different types of reports describing activity. Custom reports can be created for specific needs, and for further flexibility the data can be exported for use in a number of popular database, spreadsheet, and statistical programs. This information can be imported directly into existing control software systems of other vendors, providing real-time data on patient, staff, and equipment activities. Other user-programmable features of the system are directed pages, equipment usage logs, and door openings/closings. The system is based on Versus' patented proprietary technology involving the transmission and reception of infrared light for use in locating multiple subjects in several areas.

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

The system's software is also designed to make intelligent decisions regarding personnel and/or assets as they enter or leave an area, providing Versus with a unique feature previously unavailable in the security industry.

Versus believes its proprietary position and low cost manufacturing has enabled it to price its products below its primary competitors in the IR locating segment of the medical industry. This advantage allowed Versus to capture a large portion of that specific market segment. In recent years, one of its former major competitors was acquired by a current Versus customer and the remaining former major competitor entered into a license agreement with Versus. As a result, Versus believes it is now the dominant supplier in the IR locating segment of the medical industry. The non-specific location provided by RF locating technology (the major competing technology) limits its use in information management systems that require precise location data. Unlike IR waves, RF waves will penetrate through objects, thus making it impossible to pinpoint the specific locations of people and equipment. Combining RF and IR provides a full-time supervisory signal, even if the IR signal is blocked due to the badge being covered.

Versus' IR product is assembled from a number of components ranging from off-the-shelf computers to production-line circuit boards, injection-molded cases, software, and ethernet concentrators.

Software Engineering for the Tool and Die Segment

Under the Olmsted name, Versus sells and services the ACU*CARV(r) product line. ACU*CARV(r) is an integrated family of Computer Aided Manufacturing
(CAM) software programs used to operate computer numerically controlled (CNC) machines, mainly in the mold, die, and pattern making industries.

In addition to revenues from the sale of ACU*CARV(r) software products, Versus also receives maintenance and enhancement fees from its customers who, in turn, receive support.

Versus also makes and sells Cellular Alarm Transport (CAT) products whose principal function is to provide a connected alarm panel with a communication pathway through the cellular communications network. Generally, the CAT is used as a cellular backup alarm product via which alarm messages are transmitted over the cellular network to an alarm-monitoring agency.

(2)	Marketing and Distribution

IR/RF Locating Systems

Versus' primary distribution method for the locating system product is through resellers and OEM's who sell and install the systems under a variety of different brand names. Versus also targets dealers in this channel with the intention of generating more interest in its products through dealer sales that may ultimately be fulfilled through the reseller. In addition, Versus employs an internal sales staff that supports reseller efforts, focuses on sub-acute facilities and single floor units, and those facilities with no major allegiance to a channel reseller. The inside sales force also follows up potential business in non-healthcare markets. Although Versus still intends to sell directly to end users, reseller sales are expected to contribute the majority of Versus' future IR revenues.

Currently, the healthcare market is primarily targeted for penetration due to initial successes and existing interest.

Other potential markets for the IR and IR/RF locating technology are:

     Customer                 Needs                     Solution
------------------  ---------------------------  ----------------------
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

Government           Staff and visitor tracking    Personnel badges and the
Buildings            and access control.           locating system with
                                                   intercom, PhoneVision(tm),
                                                   and door lock options.

Food Service         Hand washing compliance       Personnel badges, the
                     monitoring.                   locating system and
                                                   unique soap dispensers.

Schools              Personnel tracking and        Personnel badges and
                     access control.               locating system with
                                                   intercom, PhoneVision(tm),
                                                   and door lock options.

Courthouses          Guard security, access        Personnel badges for
                     control, panic button,        judges and law
                     file tracking and asset       enforcement officers to
                     tracking.                     provide location and
                                                   ability to have call
                                                   button if away from their
                                                   courtroom.  File,
                                                   evidence, and asset
                                                   tracking.

Airports/Airplanes   Staff tracking for            Personnel and asset tags
                     security purposes, mobile     for real-time location
                     alert call for threatening    and for access/egress
                     situations.                   approval to specific
                                                   areas.  Ability to call
                                                   for help or to alert
                                                   security staff of a
                                                   volatile situation.



Software Engineering Segment

The ACU*CARV(r) product line is marketed to both existing users of the products and potential new customers through direct sales efforts, related internet software sites, and mailings of trial/demo CD's. Versus also markets CAD/CAM software for third parties. Versus' cellular products are marketed through independent distributors.

(3)	New Products or Services

In fiscal 2002 Versus focused its efforts on its software offerings building on hardware improvements introduced in prior years. In fiscal 1999 and 2000, Versus introduced a number of IR/RF technology-based products which were further enhanced and more widely distributed in 2001.

(4)	Competitive Business Conditions

At the time of this filing, Versus is not aware of any significant competition in the IR/RF locating market, although competing technologies do exist. In fiscal 2000, Versus was awarded the Frost and Sullivan Market Engineering Leadership Award for the U.S. wireless location/tracking technologies market based on its commanding 48% share of the market. The U.S. wireless location/tracking technologies market is made up of companies that offer systems that identify, locate, and track people and assets. Versus serves the locating segment of the nurse call market and in addition to Versus, there were two companies (Executone and Hill-Rom) that had secured positions in that locating segment. As reported elsewhere in this filing, Versus and Hill-Rom entered into a Non-Exclusive Patent License Agreement and the Healthcare Division of Executone was acquired by Tyco (a Versus customer) in 2000. As a result of those events, Versus appears to be the only significant player left in the IR/RF locating industry.
Versus believes its dominance is due, in part, to the strong patent position it holds and its overall cost structure.

There are products directly competitive with Versus' IR technology and other products that perform functions similar to this technology, including RF paging and communication systems, ultrasound and RF badges, magnetic strip systems, and hard-wired communication systems. Versus believes that its IR technology has distinct competitive advantages over RF-only based and other similar systems. In some applications, these competitive systems may be a cost-effective alternative. However, when the customer considers adding equipment location, communication, and access control all in one system, Versus' products are generally considered the best solution.

While competition is extensive in the overall software engineering market for tools and dies, competition within the relatively narrow market segment serviced by Versus is more limited due to the specialized and highly technical niche group being served.

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

During 2000 Versus achieved ISO 9001 accreditation - a key step in its strategy of leading the location technology industry. Versus has continued accreditation by successfully completing five surveillance audits since first achieving accreditation.

The ACU*CARV(r) product line is not dependent upon the availability of raw materials.

(6)	Material Customers

Resellers with existing distribution channels are targeted. Versus currently has a number of large and smaller resellers. Each reseller has an existing distribution channel and experience with integrating other vendor products within its product line and bringing those products to market within a short time period. A reseller's sales volume of Versus IR products determines its pricing level. The product is sold on 30-day terms, and a one-year warranty applies to all Versus components sold to resellers. The reseller network accounted for 20% of Versus' existing $223,000 backlog at October 31, 2002, and 71% of the $3,760,000 of IR products and services revenues for fiscal 2002. Three customers in this group accounted for 51% and 57% of Versus' total IR product and services revenues in fiscal 2002 and 2001, respectively. The reseller network is presently composed of a number of major nurse call suppliers to the healthcare industry that have signed agreements with Versus to acquire its products for use in their nurse call systems. Versus negotiates with potential new resellers on an ongoing basis.

Versus does not normally offer extended payment terms to its customers and normally adheres to its warranty policy. Consistent with industry practice, Versus maintains inventory of both components and finished products that it believes to be sufficient to satisfy foreseeable customer requirements.

At October 31, 2002 and 2001, respectively, Versus had backlogs of approximately $223,000 and $193,000.

Approximately 8% of Versus' revenues for the fiscal year ended October 31, 2002, were attributable to the software engineering segment.
These revenues resulted from a large number of customers, none of which is considered to be a material customer.

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

Versus believes that the patents supporting its dual-technology IR/RF locating systems allow strategic process/device instruments to leverage its broad-based prior art giving them market advantages. Versus believes its exclusive ability to provide these advantages gives it possibly the most comprehensive protection in the locating marketplace. Versus owns or has exclusive rights to patents that cover the following applications:
  * Locating system architectures based on infrared (IR) light as managed by a central processor (in most cases, a Windows-based PC)
  * Data collection processes and devices for local area networks utilizing TCP/IP (the basis of the Internet) for the acquisition and distribution of location and event information
  * User interface to the benefits of location and event information via the nearest telephone
  * Intra-facility multi-path time of arrival (Global Positioning System style) and proximity (spherical zone) RF locating processes which are used to supervise the IR signal and provide coordinate-type location for crucial emergency event management such as patient nurse call or officer down systems
  * Techniques to overcome the potential for transmission collisions when many locating badges are in the same locale by continuous randomization of locator signals as opposed to the simplistic "fixed unique interval" technology, thereby ensuring proper transmission separation in large-scale applications
  * Techniques to utilize "Touch Memory" to correlate an object to a locator tag providing a low-cost method of assigning a unique, pre-assigned identifier (such as a driver's license or social security card) to a Versus locator badge
  *  High-precision sensing devices for special applications

Some of these patents lay a framework for an interoperative locating system while others embrace and extend that vision by defining components of the system that interface with both the user and the facility.

Versus believes these patents provide our potential partners with the broadest possible protection of their investment in Versus locating systems.

During 2000 Versus entered into a Non-Exclusive Patent License
Agreement with Hill-Rom. Versus intends to pursue other license/royalty revenues to maximize the potential revenue streams of its intellectual property.

(8)	Government Approvals

Versus undergoes FCC certification and testing on its new IR products on an ongoing basis. Its Olmsted product lines do not require government approvals. CAT products are registered and comply with all relevant FCC regulations for commercial and residential premises.

(9)	Government Regulations

Versus does not believe that existing or reasonably foreseeable governmental regulations will have a material adverse effect upon its business. The move to more security-conscious buildings may, in fact, positively affect Versus' potential sales.

(10)	Research and Development

Versus' expenditures for research and development during fiscal 2002 were $494,000. This compares with $728,000 expended during fiscal 2001. The higher fiscal 2001 expenditures were for development of new badge technology utilizing Programmable Integrated Circuit (PIC) chips and further enhancement of the Communication Manager (formerly Cordless Nurse Call) and security product lines.

(11)	Environmental Compliance

Compliance with federal, state, and local provisions that have been enacted or adopted to regulate the protection of the environment should not have a material effect upon the capital expenditures, earnings, and competitive position of Versus. Versus does not expect to make any material expenditures for environmental control facilities in the current fiscal year and the succeeding fiscal year.

(12)	Number of Employees

At October 31, 2002, Versus had 34 employees, 33 of which worked on a full-time basis. Of its full-time employees, 9 were engaged in systems design, manufacturing, and engineering relating to both business segments, 16 in marketing, sales, and sales administration, and 8 in general and administration.

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

Risks Relating to History of Operating Losses

Versus is subject to risks associated with technology companies, including losses related to new ventures, uncertainty of revenues, profitability, and the need for additional funding. Versus has a history of operating losses. Versus incurred a loss of $1,207,000 in the fiscal year ended October 31, 2002. There can be no assurance that new product sales will be profitable, that existing product sales will either continue at historical rates or increase, that Versus will achieve profitable operations, or that new products introduced by Versus will achieve market acceptance. See "Management's Discussion and Analysis."

Risks Relating to Future Capital Needs and Uncertainty of Additional
Funding

Versus has expended, and will continue to expend in the future, substantial funds to complete the research, development, manufacturing, and marketing of its products. In January 2002 Versus entered into a line of credit with a bank to finance working capital requirements. This commitment will allow Versus to borrow up to $500,000, depending on the balance of eligible accounts receivable and assuming renewal of the line of credit. Based on its current staffing level and product development schedule, Versus anticipates that its working capital on hand, available borrowings under the line of credit, and funds anticipated to be derived from sales should be adequate to satisfy its capital and operating requirements over the next twelve months. This estimate is based upon the assumptions that sales meet internal projections. Adequate funds, whether through financial markets or from other sources, may not be available when needed or on terms acceptable to Versus. In the event that Versus is not able to obtain additional funding on a timely basis, Versus may be required to scale back or eliminate certain or all of its development, manufacturing, or marketing programs. Any of these actions could have a material adverse effect on Versus' results of operations.

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

Risks Relating to Dependence on Key Personnel

Versus has a small core management and development team, and the unexpected loss of any of these individuals would have a material adverse effect on Versus' business and results of operations. Mr. Gary T. Gaisser (President, Chief Executive Officer, and Director) has an employment contract with Versus which contains a non-competition covenant in the event of voluntary termination. The enforceability and scope of this employment agreement are subject to judicial interpretation, and therefore, may not be enforceable as written. At present, there is no key-man insurance in place for any members of management.

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

Risks Relating to Limited Protection of Proprietary Technology

Versus regards its technology as proprietary and attempts to protect it under applicable patent, copyright, and trade secret laws, as well as through contractual restrictions on disclosure, use, and distribution. There can be no assurance that patents will not be challenged or that trade secrets will remain undisclosed, that its non-disclosure agreements will not be breached, that there will be adequate remedies for any such breach, or that Versus' systems, processes, and operations will not be reverse engineered or independently developed. It may be possible for unauthorized third parties to copy Versus' products (notwithstanding the existence of any non-disclosure agreement) or to reverse engineer or obtain and use information that Versus regards as proprietary. There can be no assurance that Versus' competitors will not independently develop technologies that are substantially equivalent or superior to Versus' technologies. Any access to or use by competitors of Versus' technology could have a material adverse effect on Versus. In addition, Versus is not aware of any claims that it is infringing intellectual property rights of third parties, but there can be no assurance that Versus will not face a claim that it is infringing the intellectual property rights of others. There can be no assurance that Versus will be successful in any resulting litigation or obtain a license on commercially reasonable terms, if at all, or will not be prevented from engaging in certain activities. Defense and prosecution of infringement claims can be expensive and time consuming, regardless of the outcome, and can result in the diversion of substantial financial, management, and other resources of Versus. In addition, the laws of certain countries in which Versus' products may be distributed do not protect Versus' products and intellectual rights to the same extent as the laws of the United States.

Risks Relating to Control by Existing Stockholders; Anti-Takeover
Provisions

Versus' Directors and Officers collectively beneficially own in the aggregate 47.68% of Versus' outstanding Common Stock. Certain principal stockholders are Directors or executive officers of Versus. As a result of such ownership, these stockholders will be able to exercise a degree of control with respect to matters requiring approval by the stockholders of Versus, including the election of Directors. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Versus.

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

Risks Relating to Sales of Common Stock Issuable Upon Exercise of
Options, Warrants and Conversion of Debentures, and Sales of Other
Shares

Versus currently has outstanding stock options to purchase an aggregate 7,318,588 shares of Common Stock and warrant agreements to purchase an aggregate 2,500,000 shares of Common Stock. Versus also has outstanding Debentures convertible into 24,800,000 shares of Common Stock. Subsequent to the exercise of such options, warrants, or conversion privileges, and to the issuance of shares of Common Stock thereunder, such shares may be offered and sold by the holders thereof subject to the provisions of Rule 144 under the Securities Act, or pursuant to an effective registration statement filed by Versus. The sale or potential sale of these shares of Common Stock, or the issuance of additional shares of Common Stock could have the effect of reducing the market price of Versus' Common Stock.

Risk Relating to No Dividends

Versus has never declared or paid dividends on its Common Stock since its formation. Versus currently does not intend to pay dividends in the foreseeable future. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors.

(c)	Reports to Security Holders

Versus is a reporting company under the Securities and Exchange Act of 1934 and files reports on forms 10-KSB, 10-QSB and Proxy Statements with the Securities and Exchange Commission (SEC). These reports may be viewed at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of Public Reference Room by calling the SEC at 1-800-SEC-0330. Versus is an electronic filer and the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Other information on Versus and the Company's products is available at http://www.versustech.com.


ITEM 2 - DESCRIPTION OF PROPERTY

In December 1996, the Company moved its principal operating facilities to a building that is owned by Traverse Software Investment, L.L.C.
(TSI), a limited liability company controlled by Mr. Gary T. Gaisser, the President and Chief Executive Officer of the Company. Versus is obligated under a five-year lease agreement, expiring in 2006, which requires aggregate total annual rents of $135,000, increasing 4% annually after the first year.

ITEM 3 - LEGAL PROCEEDINGS

Amptech, Inc. v. Versus Technology, Inc.

Complaint Filed:        May 2, 2002
Court:                  State of Michigan Circuit Court for the
                        County of Mason
Index No:               02-197-CK
Principal Parties:      Plaintiff, Amptech, Inc.
                        Defendant, Versus Technology, Inc.

Plaintiff alleged that Versus attempted to repudiate certain purchase orders totaling $752,719.79 which plaintiff had previously accepted and acted upon. Plaintiff alleged Versus breached its contract with Amptech causing Amptech to suffer unspecified damages. The Company disputed the allegations of the complaint and asserted that it stood willing to accept product on the original purchase orders according to an amended delivery schedule.

On October 21, 2002, the parties entered into a settlement agreement. All claims and counter claims were dismissed without prejudice and without costs to either party.


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

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2002.


PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At one time, Versus' Common Stock was traded on the NASDAQ Small Cap Market under the trading symbol "VSTI." Versus' stock is not currently listed, as Versus does not meet the NASD's minimum requirements for new listings. Versus may apply for NASDAQ relisting of its Common Stock as soon as all of the NASD requirements are again met. The Common Stock is currently traded over the counter by several market makers through the OTC Bulletin Board under the symbol "VSTI:OB."

The price ranges presented below represent the high and low bid prices of Versus' Common Stock during each quarter. Quotations reflect inter-dealer prices without retail mark-up, markdown, or commission, and may not represent actual transactions. The following information was obtained from Bloomberg L.P.


                                 2002              2001
   Fiscal Quarter Ended:     High     Low      High     Low
-------------------------  ----------------  ----------------
    January 31             $0.140   $0.090   $0.300   $0.100
    April 30                0.150    0.075    0.250    0.110
    July 31                 0.110    0.085    0.140    0.090
    October 31              0.085    0.047    0.140    0.080

On October 31, 2002, Versus had 315 shareholders of record of its Common Stock, and the average of the bid and asked prices was $0.06.

To date, Versus has not declared or paid any dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain any earnings to provide for the growth of Versus.
Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.



ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during fiscal year 2002, with comparisons to fiscal 2001 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere.

The following table sets forth selected financial data for Versus for the past two fiscal years:

(in thousands except per share amounts)

                                       Year Ended October 31,
                                        2002          2001
                                   -------------  -------------
STATEMENT OF OPERATIONS DATA:
Revenues                             $  4,099       $  3,860
Net loss                              ( 1,207)       ( 2,132)
Basic and diluted net loss
  per common share                    (   .03)       (   .05)
Weighted average number of
  common shares outstanding            44,398         42,103

BALANCE SHEET DATA:
Working capital                      $  2,505       $  1,588
Total assets                            6,151          5,978
Total liabilities                       5,179          4,105
Shareholders' equity                      972          1,873



OPERATING RESULTS

In fiscal 2002, Versus concentrated on cost-reduction initiatives and expanding its sales channel by presenting its products to the dealer level in the revenue chain. As a result of its cost containment programs, the loss for the year was $907,000 prior to the write off of the remaining recorded cost of the ASIC Chip tooling, which increased the loss to $1,207,000. The $1,207,000 loss on revenues of $4,099,000 compares favorably to the prior year loss of $2,132,000 on revenues of $3,860,000.

In the fourth quarter of fiscal 2002, the $300,000 remaining net book value of the ASIC Chip tooling developed in 1999 was expensed. The ASIC Chip was included as a component of machinery, equipment, and vehicles in fiscal 2001 when the tooling project was completed. The accelerated write off represents full amortization of the previously capitalized expenditure in one year - two years ahead of the planned asset life. The ASIC Chip was designed and engineered to enable
Versus to produce a low priced disposable badge. Two major factors resulted in the accelerated write off:
  * based on current projections, management does not anticipate production quantities in amounts that would enable reaching cost targets, and
  * the PIC chip technology developed by Versus in fiscal 2001 enabled Versus to meet sales requirements economically while at the same time providing the required flexibility to meet diverse customer demands for their locating components.

The technology and intellectual property developed in the ASIC Chip project continue to be of value in overall locating technology development, but management believes the purpose for which the ASIC Chip was developed (i.e., an economical and disposable badge) will not be possible to attain in the short term. Remaining sub-components (chips) held in inventory at October 31, 2002, were also reduced in value to zero, which resulted in a $15,000 charge to cost of revenues.

In fiscal 2001, Versus developed and introduced new badge technology utilizing Programmable Integrated Circuit (PIC) chips which allows Versus to meet diverse customer badge requirements in a timely manner. Versus also launched its cordless nurse call product (introduced in Canada in fiscal 2000) as "Communication Manager" in the United States. Other product innovations included a Remote Station (a call device that can be added to any existing installation in minutes) and improved integration of its locating systems with third-party Emergency Department Information Systems. In fiscal 2001 Versus also established a customer service department to support direct and reseller sales as required.

The addition in 2001 of Hill-Rom and Executone to Versus' customer base was significant. Based on the information available to it, Versus believes it commands the largest portion of the U.S. wireless locating/tracking technologies market.

In prior years, Versus' sales and marketing efforts were primarily directed at the reseller level of its distribution channel. The reseller level markets its products integrating Versus' technology to a network of dealers who, in turn, market products to the end user (e.g., a hospital). In the second half of fiscal 2002, Versus began marketing its products, technology, and various uses thereof to the dealer level of the distribution chain. Management believes this approach will provide more exposure for its product line leading to higher revenues for the reseller and for Versus. If the dealer markets a Versus product not currently carried by the reseller (supplier) for that dealer, Versus' existing reseller contracts allow Versus to supply the dealer directly. If the reseller desires to add the product to their line, Versus will still benefit from the added product exposure.

Management further believes Versus is well positioned for future growth. The location industry has consolidated and rationalized in recent years. Customers and potential resellers continue to seek out the Company's products and services in higher numbers than prior years. Versus has focused considerable effort on integrating its products with Emergency Department and other hospital systems. Operating costs (excluding cost of revenues) decreased 28.2% or $1,030,000 in fiscal 2002. Excluding the one-time write down of costs and inventory associated with the ASIC Chip, the gross margin increased by 1.5% compared to fiscal 2001 results.

Total revenues for fiscal 2002 were $4,099,000 or 6% above the fiscal 2001 level of $3,860,000. IR/RF locating systems revenues were $3,760,000 in fiscal 2002 compared to $3,382,000 in fiscal 2001, an
11% increase. The reseller network generated $2,683,000 or 71% of IR/RF locating systems revenues in fiscal 2002 compared to $2,369,000 or 70% in fiscal 2001. The balance of IR/RF locating systems revenues was generated from direct sales efforts. Software engineering revenues for fiscal 2002 were $339,000 compared to $478,000 in fiscal 2001 reflecting the Company's continued focus on it's IR product line.

Total cost of revenues as a percentage of revenues for fiscal 2002 increased to 62% from 55% in fiscal 2001. IR/RF locating systems cost of revenues as a percentage of revenues was 59% and 51% in fiscal 2002 and 2001, respectively. The forgoing results include the effects of the ASIC Chip write off ($300,000 in fixed assets and $15,000 in inventory). The IR/RF locating systems cost of revenues as a percent of revenues would have decreased from 51% in 2001 to 50% in 2002 if the ASIC chip write offs were excluded. Software engineering cost of revenues as a percentage of revenues was 91% in fiscal 2002 and 84% in fiscal 2001. The software engineering percentage increase was attributable to fixed costs being spread over lower volumes.

Research and development expenditures of $494,000 decreased by $234,000 from the fiscal 2001 level of $728,000. Fiscal 2001 expenditures were primarily for development of new badge technology utilizing Programmable Integrated Circuit (PIC) chips and further enhancement of the Communication Manager (formerly Cordless Nurse
Call) and security product lines. Expenditures for fiscal 2002 were for product improvements such as fifth generation IR sensors, second generation RF sensors, second generation EDIS enhancements, and second generation event monitor software. Based on planned product improvements and developments, Versus expects to incur higher research and development costs in the future.

Sales and marketing expenses for fiscal 2002 were $1,139,000 compared to the fiscal 2001 level of $1,624,000. The largest decreases occurred in employee related expenses ($232,000), advertising ($41,000), sales agent fees ($45,000), trade show expenses ($90,000), and travel ($42,000). In fiscal 2002 the Company instituted certain cost-control measures, which were responsible for these decreases. Based on staff additions and plans implemented in early fiscal 2003, Versus expects to incur increased sales and marketing expenses in fiscal 2003.

Fiscal 2002 general and administrative expenses were $994,000 compared to $1,305,000 for fiscal 2001. The major decreases occurred in employee expenses ($44,000), professional fees ($60,000), shareholder expenses ($19,000), amortization of goodwill ($156,000), and depreciation expense ($31,000). In fiscal 2002 the Company instituted certain cost control measures, which were responsible for approximately 40% of these decreases, with the remainder attributable to the elimination of goodwill amortization (See Note 1 to the consolidated financial statements).

Interest income decreased to $15,000 in fiscal 2002 from $65,000 in fiscal 2001 due to lower interest bearing cash balances. Interest expense was $152,000 in fiscal 2002 compared to $244,000 in fiscal 2001 reflecting lower interest rates on the Series A Debentures issued in 1999.

For federal income tax purposes, Versus has net operating loss carry-forwards as is disclosed in more detail in Note 5 to the accompanying consolidated financial statements. Realization of gross deferred income tax assets at October 31, 2002, is dependent upon generating sufficient taxable income prior to expiration of the loss carry-forwards. By recording a 100% valuation allowance against its gross deferred income tax assets, Versus has not reflected the benefit of net operating loss carryforward amounts or other deferred income tax assets in its consolidated financial statements at October 31, 2002.

In fiscal 1998 Versus grew its sales and developed its IR product in functional and scaleable terms. In fiscal 1999 efforts were concentrated on reducing reliance on a single major customer by
expanding the customer base.   In fiscal 2000 Versus expanded its
reseller network by adding seven resellers and launched new products for the security and nurse call markets. A license agreement was signed in fiscal 2000 with Hill-Rom, an entity that in prior years was a major competitor of Versus. During fiscal 2000, Versus achieved ISO 9001 certification and was awarded the Frost and Sullivan Market Engineering Leadership Award for the U.S. wireless locating/tracking technologies market. In 2001, Versus developed new technology (PIC chip) to allow it to economically service new customers that could provide increased potential revenues, introduced its Communication Manager product (formerly Cordless Nurse Call) in the U.S., established a customer service group to better control direct sale costs and follow up, and expanded the base of systems with which its technology is integrated by partnering with Emergency Department Information Systems suppliers. In 2002 Versus reduced its costs through targeted cost reduction efforts and enlarged its distribution channel by including the dealer level in its marketing and sales focus.

Since 1997 Versus has increased its annual revenues from $1,524,000 to $4,099,000 or 169%. The location industry has undergone consolidation and rationalization, and in fiscal 2003 and the years beyond, Versus expects further growth.


LIQUIDITY AND CAPITAL RESOURCES

Versus ended fiscal 2001 with $384,000 in cash. In February 2002, Versus issued Common Stock in a private placement raising $300,000 in cash, and in October 2002 an additional $1,050,000 of cash was generated in a private placement of the Company's Series B Convertible Debentures. Versus ended 2002 with a cash balance of $1,799,000. During fiscal 2002, cost-reduction efforts enabled the Company to generate a positive cash flow even before taking into account the private placements of equity and debt during the year.

Operations (including working capital) generated $89,000 in cash in fiscal 2002 compared to $1,907,000 consumed in fiscal 2001. Steps taken to decrease operating costs (discussed above) and utilize inventories built up in the later months of fiscal 2001 were the major reasons for the improvement in cash flows from operations.

In fiscal 2000 the Company accepted certain contracts with extended payment terms to facilitate the launch of new products. At October 31, 2002, the total accounts receivable from customers with such extended terms amounted to $195,000. The Company anticipates collecting these receivables over the next three fiscal quarters.

Versus invested $9,000 in property and equipment in 2002 and $95,000 in 2001. The largest expenditures in 2001 were $33,000 for masks (i.e., tooling) necessary for production of the ASIC Chip, $27,000 for machinery and equipment (primarily badge development related), and $18,000 for a new trade show booth.

Effective January 1, 2002, Versus entered into a line of credit with a bank to augment working capital sources. The line of credit is secured by a first lien on all accounts receivable and inventory and a second security lien on all other business assets, excluding patents and intellectual property. The Company's other long-term debt is subordinated to this line of credit, which includes the $1,900,000 Series A Debentures and the $2,150,000 of Series B Debentures discussed in Note 4 to the consolidated financial statements. Available borrowings under the line, determined by a borrowing base of eligible accounts receivable at October 31, 2002 were $500,000. The level of borrowing against this line of credit is based on a formula tied to the level of eligible accounts receivable aged less than 90 days. The line of credit expired on November 5, 2002, and the bank has extended it under like terms for 60 days while a new line of credit and new terms are negotiated. The Company borrowed $5,000 from this line of credit in the fourth quarter of 2002, which was repaid in the same period. There are no borrowings on this line at October 31, 2002. Borrowings on this line will bear interest at the banks' prime rate plus one percent.

In early fiscal 2002 the Company instituted certain cost control measures in an effort to further conserve cash. Certain of these measures will be continued in fiscal 2003. Primary measures included a reduction in officer salaries, a reduction of four full-time employees (no additional cost incurred), payment of future employee health benefits based on reaching established monthly sales goals, elimination of Company contributions to the employees' 401(k) plans, and the renegotiation of selected vendor payment terms. As of November 1, 2002, officer salaries were restored to previous levels and Versus is paying 80% of employee health benefits. This arrangement will continue for the foreseeable future. Versus plans to reintroduce Company contributions to employees' 401(k) plans when conditions allow such action.

Versus believes the above factors, combined with the cash balance remaining at October 31, 2002, the cash expected to be generated from fiscal 2003 sales, and the available borrowings under the line of credit discussed above will result in the Company meeting its projected cash needs for operations and new product developments over the next twelve months. Versus also believes it will have sufficient funds to redeem the Series A Debentures when they mature in 2004.

The following table indicates material known commitments as of October
31, 2002:


                                     1 - 3 Years       4 - 5 Years
                                   ----------------  ----------------
Long-Term Debt (1)                   $   950,000       $ 3,100,000
Operating Leases (2)                 $   444,000       $   105,000
Unconditional Purchases (3)          $    62,000              -
                                    -------------     -------------
Total Contractual Cash Obligations   $ 1,456,000       $ 3,205,000
                                    =============     =============

(1)  Represents redemption requirements of Series A and Series B
     Debentures.  (Note 4)

(2)  Represents lease payments on building occupied by Versus.  (Note 8)

(3) Represents commitments to purchase components utilized in the manufacture of Versus products.

There were no other commitments outstanding at October 31, 2002.

SIGNIFICANT LIQUIDITY FACTORS:

                                   October 31
                                2002        2001
                             ---------   ---------
Current ratio (1)              3.2:1       2.4:1
Quick ratio   (2)              2.7:1       1.4:1

(1) Computed by dividing total current assets, which includes the contracts with extended terms, by total current liabilities.
(2) Computed by dividing cash and accounts receivable, which include contracts with extended payment terms, by total current liabilities.

NEW ACCOUNTING STANDARDS

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" during fiscal 2002. The impact of these adopted standards are described in Note 1. As described in Note 1, the Company will be required to adopt SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities" and Financial Accounting Standards Board (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." The Company believes the adoption of SFAS No. 146 and Interpretation No. 45 will have no material impact on its financial position or results of operations.

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

Allowance for Possible Losses on Receivables: The Company maintains an allowance for possible losses on receivables for estimated losses resulting from the inability of its customers to make required payments. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At October 31, 2002, Versus had $339,000 in accounts receivable over 90 days old. Of that amount $268,000 relates to long term contracts that will be collected upon completion. The balance of $71,000 is comprised of delinquent receivables that are not related to long-term contracts.
If these accounts ultimately proved uncollectable, an additional allowance of $71,000 would be required. Management does not expect that will be necessary.

Inventories: The Company records inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the age of specific inventory on hand and assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated by management, additional inventory write-downs may be required. Management reviews inventories for obsolescence monthly, and does not believe additional write-downs will be required for October 31, 2002 inventory balances.

Impairment of Long-Lived Assets: Management makes judgments about the remaining useful lives of intangible assets and other long-lived assets whenever events or changes in circumstances indicate a potential impairment in the remaining value of the assets recorded on the Company's balance sheet. In order to judge the remaining useful life of an asset, management makes various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, management determines whether it needs to record an impairment charge to reduce the value of the asset stated on the Company's balance sheet to reflect its fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and its internal forecasts. Although management believes the judgments and assumptions made in the past have been reasonable and appropriate, different judgments and assumptions could materially impact the Company's reported financial results.

The Company will perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The methodology used in evaluating goodwill for impairment will include judgments and assumptions about fair values. These assumptions can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. The Company uses a discounted cash flow methodology to determine the estimated fair value of the reporting unit.

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

   Consolidated Statements of Cash Flows

   Notes to Consolidated Financial Statements



            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Versus Technology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Versus Technology, Inc. and subsidiary as of October 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of Versus' management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versus Technology, Inc. and subsidiary as of October 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Accordingly, the Company ceased amortizing goodwill as of November 1, 2001.



/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
November 27, 2002







                  VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                       Consolidated Balance Sheets
                         October 31, 2002 and 2001

                                                October 31,
                                            2002           2001
                                       --------------  --------------
   Assets (Notes 3 and 4)

Current Assets
   Cash and cash equivalents           $   1,799,000   $     384,000
   Accounts receivable (net of
     allowance for doubtful accounts
     of $44,000 and $46,000)               1,193,000       1,140,000
   Inventories - purchased parts and
     assemblies                              558,000       1,066,000
   Prepaid expenses and other assets          84,000         103,000
                                        --------------  --------------
Total Current Assets                       3,634,000       2,693,000
                                        --------------  --------------
Property and Equipment
   Machinery, equipment and
     vehicles (Note 1)                       397,000         855,000
   Furniture and fixtures                     87,000          85,000
   Leasehold improvements                    150,000         150,000
                                        --------------  --------------
                                             634,000       1,090,000
   Less accumulated depreciation             561,000         482,000
                                        --------------  --------------
Net Property and Equipment                    73,000         608,000
                                        --------------  --------------
Software Development Costs, net of
   accumulated amortization of
   $462,000 and $388,000                     138,000          212,000
Goodwill                                   1,533,000        1,533,000
Patents and Other Intangible Assets,
   net of accumulated amortization of
   $1,300,000 and $1,137,000                 690,000          853,000
Deferred Financing Costs, net of
   accumulated amortization of $74,000
   and $52,000 (Note 4)                       60,000           56,000
Other non-current assets                      23,000           23,000
                                         --------------  --------------
                                         $  6,151,000    $  5,978,000
                                         ==============  ==============


Liabilities and Shareholders' Equity

Current Liabilities
   Note payable                           $    10,000    $       -
   Accounts payable                           843,000         832,000
   Accrued expenses                           161,000         224,000
   Deferred revenue - customer
     advance payments                          85,000          25,000
   Billings in excess of costs and
     estimated earnings (Note 2)               30,000          24,000
                                         --------------  --------------
Total Current Liabilities                   1,129,000       1,105,000
                                         --------------  --------------
Long-Term Debt (Notes 4 and 8)
   Series A Debentures                      1,900,000       3,000,000
   Series B Debentures                      2,150,000            -
                                         --------------  --------------
Total Long-Term Debt                        4,050,000       3,000,000
                                         --------------  --------------
Total Liabilities                           5,179,000       4,105,000
                                         --------------  --------------
Commitments and Contingencies
   (Notes 6 and 8)

Shareholders' Equity (Notes 4 and 7)
   Common stock, $0.01 par value;
     75,000,000 shares authorized;
     45,598,863 and 42,223,499
     shares issued and outstanding            456,000        422,000
   Additional paid-in capital              35,011,000     34,746,000
   Accumulated deficit                    (34,491,000)   (33,284,000)
   Unearned compensation                  (     4,000)   (    11,000)
                                         --------------  -------------
Total Shareholders' Equity                    972,000      1,873,000
                                         --------------  --------------
                                         $  6,151,000    $  5,978,000
                                         ==============  ==============


        See accompanying notes to consolidated financial statements.


                 VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                 Consolidated Statements of Operations
               For the years ended October 31, 2002 and 2001


                                     For the year ended October 31,
                                          2002            2001
                                      -------------  -------------
Revenues                              $  4,099,000   $  3,860,000

Operating Expenses (Note 8)
   Cost of revenues                      2,523,000      2,136,000
   Research and development                494,000        728,000
   Sales and marketing                   1,139,000      1,624,000
   General and administrative              994,000      1,305,000
                                      -------------  -------------
                                         5,150,000      5,793,000
                                      -------------  -------------
Loss From Operations                   ( 1,051,000)   ( 1,933,000)
                                      -------------  -------------
Other Income (Expense)
   Interest income                          15,000        65,000
   Interest expense                    (   152,000)   (   244,000)
   Other, net                          (    19,000)   (    20,000)
                                      -------------  -------------
                                       (   156,000)   (   199,000)
                                      -------------  -------------
Net Loss                              $( 1,207,000)  $( 2,132,000)
                                      =============  =============

Basic and Diluted Net
   Loss Per Share                     $(    .03   )  $(    .05   )
                                      =============  =============

         See accompanying notes to consolidated financial statements.





               VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
            Consolidated Statements of Shareholders' Equity
             For the years ended October 31, 2002 and 2001

                                          Additional
                                            Paid-in    Accumulated  Unearned
                      Shares     Amount     Capital     Deficit   Compensation   Total
                     ---------- --------- ------------ ------------ ----------- -----------
Balance,
 October 31, 2000    42,268,074 $ 423,000  $34,769,000 $(31,152,000) $(  35,000) $4,005,000

Shares surrendered
 (Note 7)           (    50,000) (  1,000) (    24,000)        -           -     (   25,000)
Net shares issued
 (repurchased) for
 restricted stock
 bonus plan (Note 7)      5,425      -           1,000         -      (   1,000)       -
Earned compensation
 relating to
 restricted stock
 bonus plan (Note 7)       -         -            -            -         25,000      25,000
Net loss                   -         -            -     ( 2,132,000)       -     (2,132,000)
                      ---------- --------- ------------ ------------ ----------- -----------
Balance,
 October 31, 2001     42,223,499  422,000   34,746,000  (33,284,000) (   11,000) 1,873,000

Net shares issued
 (repurchased) for
 restricted stock bonus
 plan (Note 7)            1,769      -     (     1,000)        -          1,000       -
Earned compensation
 relating to
 restricted stock
 bonus plan (Note 7)       -         -            -            -          6,000      6,000
Options surrendered
 (Note 7)                  -         -      (    1,000)        -           -    (    1,000)
Shares issued relating
 to stock purchase
 agreements           3,373,595    34,000      267,000         -           -       301,000
Net loss                   -         -            -     ( 1,207,000)       -    (1,207,000)
                     ---------- --------- ------------ ------------ ----------- -----------
Balance,
 October 31, 2002    45,598,863 $ 456,000 $ 35,011,000 $(34,491,000) $(   4,000) $ 972,000


                           See accompanying notes to consolidated financial statements.



                   VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                 For the years ended October 31, 2002 and 2001

                                           Year ended October 31,
                                             2002            2001
                                         -------------  -------------
Operating Activities
   Net loss                              $( 1,207,000)  $( 2,132,000)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
     Impairment of ASIC Chip                  300,000           -
     Depreciation                             229,000        120,000
     Amortization of intangibles              259,000        415,000
     Stock option compensation            (     1,000)          -
     Restricted stock compensation              6,000         25,000
   Changes in operating assets and
       liabilities:
     Accounts receivable, net             (    53,000)       237,000
     Inventories                              508,000    (   742,000)
     Prepaid expenses and other
       current assets                          19,000    (    18,000)
     Accounts payable                          26,000        223,000
     Accrued expenses                     (    63,000)   (    72,000)
     Deferred revenues - customer
       advance payments                        60,000         13,000
     Billings in excess of costs and
       estimated earnings                       6,000         24,000
                                         -------------  -------------
Net cash provided by (used in) operating
   activities                                  89,000    ( 1,907,000)
                                         -------------  -------------

Investing Activities
   Additions to property and equipment    (     9,000)   (    95,000)
                                         -------------  -------------
Net cash used in investing activities     (     9,000)   (    95,000)
                                         -------------  -------------

Financing Activities
   Proceeds from issuance of note payable      42,000           -
   Principal payments on note payable     (    32,000)          -
   Issuance of long-term debt               1,050,000           -
   Debt financing cost incurred           (    26,000)          -
   Sale of common stock                       301,000           -
                                         -------------  -------------
Net cash provided by financing
   activities                               1,335,000           -
                                         -------------  -------------

Net Increase (Decrease) in Cash
   and Cash Equivalents                  $  1,415,000   $( 2,002,000)

Cash and Cash Equivalents, at the
   beginning of the year                      384,000      2,386,000
                                         -------------  -------------
Cash and Cash Equivalents, at the end
   of the year                           $  1,799,000   $    384,000
                                         =============  =============
Supplemental Cash Flow Information
   Cash paid during the year for
     interest                            $    162,000   $    263,000
                                         =============  =============


       See accompanying notes to consolidated financial statements.


Other Non-Cash Disclosures

In fiscal 2002, Versus reduced accounts payable and property and equipment by $15,000 as a result of a vendor canceling certain invoices.

In fiscal 2002, $1,100,000 of Series A Debentures were exchanged for Series B Debentures (see Note 4).





                VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements
             For the years ended October 31, 2002 and 2001

1.	Summary of Accounting Policies

Nature of Business

Versus Technology, Inc. (Versus) and its wholly owned subsidiary, Olmsted Engineering Co. (Olmsted), collectively referred to as "Versus," operate in two business segments that are based on the types of products that are provided to its customers: location data collection, utilization and processing; and software engineering for the tool and die market. All Versus operations are located in one facility in Traverse City, Michigan.

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

Versus' customer base is diverse and Versus does not believe it has a significant credit risk related to its accounts receivable.
Operations

Versus has experienced significant operating losses during each of the past several years during which it has heavily concentrated its efforts towards developing its product lines and customer base. Management now believes Versus is well positioned for future growth as its products are gaining more acceptance in the marketplace and their advantages over competing products and technologies are better understood. Management believes the number of companies offering competing products in Versus' area of expertise is lower now than in prior years.

Sales improvement is expected from the addition of new resellers recently obtained and by pursuing the dealer level of the distribution channel. Management believes that the efforts it expended in integrating its products with hospital emergency department systems during 2001 will further support its market growth in 2003. Based on available information, management believes Versus commands the largest portion of the fast growing U.S. wireless locating/tracking technologies market. Versus has prepared for this anticipated growth by creating the required infrastructure to deliver the solutions to its customers and creating a customer service group to fulfill the needs of its direct sales customers and to further enhance its sales effort.

Shortly after fiscal year end 2001, Versus instituted certain cost control measures in an effort to further conserve cash. Certain of these control measures will be continued in fiscal 2003. Primary measures included a reduction in officer salaries, a reduction of four full-time employees (no additional cost incurred), payment of future employee health benefits based on reaching established monthly sales goals, elimination of Company contributions to the employees' 401(k) plan, and the renegotiation of selected vendor payment terms. As of November 1, 2002, officer salaries were restored to previous levels and Versus is paying 80% of employee health benefits. This arrangement will continue for the future. Versus plans to reintroduce Company contributions to the employee 401(k) plan when conditions allow such action.

Versus believes the cash balance remaining at October 31, 2002, the cash expected to be generated from fiscal 2003 sales, the available borrowings under the line of credit discussed in Note 3, and the above-described cost-control measures will result in Versus meeting its projected cash needs for operations and new product developments over the next twelve months.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead annually test goodwill for impairment. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those
assets were initially recognized.   SFAS 142 requires the Company to
complete a transitional goodwill impairment test within six months of the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Because early adoption is permissible, the Company adopted this standard effective November 1, 2001. Versus' reporting units are the same as its business segments. The goodwill all relates to the location collection, utilization, and processing segment. Goodwill amortization expense was $156,000 for the fiscal year ended October 31, 2001. The total amortization of other intangibles was $259,000 for each of the years ended October 31, 2002 and 2001. The goodwill transitional impairment test, which was completed with the assistance of an independent valuations firm, had no impact on the Company's financial position and results of operations. The reassessment of useful lives assigned to other intangibles did not impact earnings in fiscal 2002. The Company completed the annual goodwill impairment test, which indicated there was no impairment.

The following illustrates the impact of the adoption of SFAS 142:


                                  Year Ended October 31,
                                    2002          2001
                               -------------  -------------
Reported net loss              $( 1,207,000)  $( 2,132,000)
Add back:
Goodwill amortization                  -           156,000
                               -------------  -------------
Adjusted net loss              $( 1,207,000)  $( 1,976,000)
                               =============  =============

The add back of goodwill amortization did not impact the basic and diluted net loss per share that was reported for the fiscal year ended October 31, 2001, of $(0.05).

Based on the balance of intangible assets as of October 31, 2002, the Company will record amortization of intangible assets of $264,000 in fiscal 2003, $243,000 in fiscal 2004, $168,000 in fiscal 2005,
$168,000 in fiscal 2006, and $46,000 in fiscal 2007.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this standard is required for fiscal years beginning after December 15, 2001. However, because early adoption is permissible, the Company adopted the standard effective November 1, 2001. The adoption of this standard had no impact on the Company's financial statements.

In July 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS 146 will not have a material impact on its financial position or results of operations.

In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of this Interpretation will have no impact on its financial position or results of operation.

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

Warranties

Versus generally offers 90-day or one-year warranties, depending on the product. Accordingly, Versus provides, by a current charge to cost of revenues, an amount it estimates will be needed to cover future warranty obligations for products sold. Total warranty costs were $12,000 in 2002 and 2001.

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

In September of 2002, management completed tests that indicated that the ASIC Chip may not be appropriate for use in applications that have limited power reserves (e.g., disposable badges). In addition to this, management does not believe the demand for such a badge will develop to the point where management would make a decision to devote the time and resources to render this technology marketable and recoverable in the next two years, which is the remaining life of the chip for depreciation purposes. Management has considered alternate uses of the ASIC Chip; however, such alternatives would not generate sufficient cash flows to support writing off the cost of the ASIC over the two-year period. As a result of this review, management determined that the ASIC Chip asset was impaired and should be reduced in value to zero, which is management's estimate of its fair value. This resulted in a charge of $300,000 recorded in the fourth quarter of fiscal 2002, which is included in cost of revenues. The gross carrying amount of this asset of $450,000 and the related accumulated depreciation of $150,000 was eliminated. During the fourth quarter of fiscal 2002, the Company recorded a $15,000 reserve for the remaining ASIC Chip inventory as it was determined that the processing required to permit the Company to use them in another product would not warrant the efforts. These charges relate to the location data collection, utilization and processing segment.

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

Goodwill

Goodwill, representing the cost in excess of net assets acquired in the August 1996 acquisition of Olmsted, which was accounted for using the purchase method of accounting, was being amortized on a straight-line basis over 15 years prior to the adoption of SFAS 142 effective November 1, 2001. See the discussions above regarding the requirements of SFAS 142 and related effect of its adoption. Based on changes in operations within the Company since the acquisition of Olmsted in 1996, the goodwill has subsequently been attributed entirely to the data collection, utilization, and processing segment.

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

Deferred Financing Costs

In connection with the issuance of the Debentures discussed in Note 4, Versus incurred expenses that were recorded as Deferred Financing
Costs. These costs are being amortized on a straight-line basis over five years, the life of the related Debentures.

Advertising Costs

All advertising costs, amounting to $40,000 and $81,000 for the years ended October 31, 2002 and 2001, respectively, are expensed in the period in which they are incurred.

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

Stock Options

Stock options issued to employees and non-employee Directors are accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. A 1,000,000 share option granted to the Vice President of Sales vests based on performance and, therefore, requires variable option accounting which recognizes the expense as the option vests. Versus follows the disclosure-only provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation."   See Note 7.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income
(loss) by the weighted average number of shares outstanding during each period. Basic EPS excludes any dilutive effects of options, warrants, and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares described in Note 7) to the extent those shares have not yet been vested. Diluted EPS includes the effects of options, warrants, convertible securities, and contingently issuable shares. For 2002 and 2001, Versus has not included the effects of options, warrants, convertible securities, and contingently issuable shares of 34,642,237 and 19,883,631 shares, respectively, in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted-average number of shares outstanding for 2002 and 2001 were 44,397,963 and 42,102,994, respectively, for both basic and diluted EPS calculations.

Cash and Cash Equivalents

Versus maintains its cash accounts in national banks and does not consider there to be a significant credit risk arising from cash deposits in excess of federally insured limits.

Versus considers all investments with original maturities of three months or less to be cash equivalents.

Reclassifications

The Company has reclassified certain amounts to conform to the current year presentation.

2.	Costs and Estimated Earnings on Uncompleted Contracts

As of October 31, 2002 and 2001, Versus was in the process of completing various sales and installation contracts. Certain of these contracts are accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings, and billings to date for the uncompleted contracts at October 31, 2002, and 2001.


                                        October 31,   October 31,
                                          2002           2001
                                      -------------  -------------
Costs incurred on uncompleted
  contracts                           $    225,000   $   207,000
Estimated earnings                         104,000       111,000
                                      -------------  -------------
                                           329,000       318,000
Less billings to date                      359,000       342,000
                                      -------------  -------------
Billings in excess of costs and
  estimated earnings                  $(    30,000)  $(    24,000)
                                      =============  =============


3. Line of Credit and Note Payable

Effective January 1, 2002, Versus entered into a line of credit with a bank to finance working capital requirements. The line of credit is secured by a first lien on all accounts receivable and inventory and a second security lien on all other business assets excluding patents and intellectual property and a subordination of long-term debt, which includes the $1,900,000 Series A Debentures and the $2,150,000 of Series B Debentures discussed in Note 4. Available borrowings under the line, determined by a borrowing base of eligible accounts receivable at October 31, 2002 are $500,000. The level of borrowing against this line of credit is based on a formula tied to the level of eligible accounts receivable aged less than 90 days. The line of credit expired on November 5, 2002 and the bank has extended it under like terms for 60 days while a new line of credit and new terms are negotiated. The Company borrowed $5,000 from this line of credit in the fourth quarter of 2002, which was repaid in the same period. There are no borrowings on this line at October 31, 2002. Borrowings on this line will bear interest at the banks' prime rate plus one percent.

In March 2002 Versus entered into an unsecured term loan. As of October 31, 2002, the remaining balance on the note payable was $10,000, which is due in equal monthly installments of $4,800 plus accrued interest at a rate of 9.5%.

4.	Long-Term Debt

During fiscal 1999, in private placement transactions, Versus issued $3,000,000 of its Prime Rate Secured Convertible Debentures (Series A Debentures) that are due April 30, 2004. Interest is payable quarterly on the first days of August, November, February, and May. The Debentures bear interest at prime, which was 4.75% and 5.5% at October 31, 2002 and 2001, respectively. Versus may redeem the Debentures at any time. On October 31, 2002, $1,100,000 of the Series A Debentures were converted to the Company's Series B Debentures, described below, leaving $1,900,000 of the Series A Debentures outstanding. This conversion was accounted for in accordance with EITF 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments", which resulted in no gains or losses being recorded from extinguishment of debt.

On October 31, 2002, in a private placement transaction, Versus issued $2,150,000 of its Prime Plus 2% Series B Secured Subordinated Debentures due October 31, 2007. Interest is payable on the first days of August, November, February and May. Versus may redeem the Debentures at any time. Of the $2,150,000 raised, $1,100,000 was from the conversion of the Series A Debentures discussed above and $1,050,000 represented new cash invested in Versus by debt holders. A Director of the Company holds $950,000 of Series A Debentures and has committed to convert this amount to Series B Debentures by April 30, 2004.

The holders may convert the Debentures to Versus' Common Stock at any time prior to redemption. The conversion ratio is four shares per dollar held of the Series A Debentures and eight shares per dollar held of the Series B Debentures. The conversion price of the Debentures was higher than the market value of the related Common Stock on the dates the Debentures were issued. The conversion ratio is adjustable for future stock changes and mergers. In the event the Company does not have sufficient authorized and unissued shares of Common Stock to make such conversion of the Debentures, then in lieu of the shares of Common Stock of the Company, the Company may instead issue and deliver a share or shares of the Company's presently authorized and unissued Preferred Stock upon terms and conditions as will cause such Preferred Stock, as and when issued and delivered, to be substantially identical to the Common Stock which otherwise would have been required to have been issued and delivered.

The Debentures are secured by a first priority security interest in all of Versus' assets subject to a first lien on accounts receivable and inventory held by a bank related to the Company's line of credit, as discussed in Note 3. The Series B Debentures are secured by a first priority security interest in all of Versus' assets subordinated to payment of the line of credit made or to be made by the Bank and is further subordinated to payment and performance of the Company's obligations to any remaining holders of the Series A Debentures. All Debentures are transferable to qualified investors. Shares issued upon conversion of the Debentures bear a restrictive legend.

Versus entered into separate Registration Rights Agreements relative to the Series A and Series B Debentures issued wherein it agreed: (1) at any time after six months from the Debenture's issue date but not later than five years from the time any stock is issued on conversion, to effect a registration under the Securities Act, provided it receives a written request from investors owning 50% or more of the registrable securities outstanding at the time as a result of conversion; (2) to notify the investors of any other registrations it intends to effect (except registrations solely for shares in connection with an employee benefit plan or a merger or consolidation) allowing them to "piggy back" on such alternate registration; and (3) registration expenses will be paid by Versus.

At October 31, 2002, Versus had voluntarily agreed to redeem at the owners' requests two of its Series A Debentures with face values of $50,000 each. Those debentures were redeemed subsequent to year end.

5.	Income Taxes
Deferred income taxes result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The tax effects of temporary differences that give rise to deferred tax assets at October 31, 2002 and 2001 are as follows:


                                        2002           2001
                                    -------------  -------------
Net operating loss
  carryforwards                     $  4,953,000   $  4,824,000
Receivables - allowance for
  doubtful accounts                       15,000         16,000
Inventory                                 43,000         36,000
Accumulated depreciation                  59,000         46,000
Intangible assets                         48,000         56,000
Accruals and reserves                     28,000         25,000
Unearned compensation                      2,000         16,000
                                    -------------  -------------
Gross deferred income tax assets       5,148,000      5,019,000

Less valuation allowance             ( 5,148,000)   ( 5,019,000)
                                    -------------  -------------
Net deferred income tax
assets recorded in the
consolidated financial
statements                          $      -       $       -
                                    =============  =============


At October 31, 2002, after consideration of limitations under Internal Revenue Code rules, Versus had net operating loss carryforwards for federal income tax reporting purposes of approximately $14,569,000. Approximately $3,962,000 of this amount is attributable to losses that were incurred prior to a "change in ownership" as defined by Internal Revenue Code rules and, accordingly, have been limited to this amount. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carryover to subsequent years and can be utilized to the extent of the total unexpired net operating loss carryforward amount. The maximum amount that can be utilized in fiscal 2003 is limited to $2,440,000. The $3,962,000 of pre-change of control net operating loss carryforwards expire as follows, if not previously utilized: $328,000 in 2003, $15,000 in 2005, $81,000 in 2007, $1,735,000 in 2009, $1,763,000 in 2010 and
$40,000 in 2011. The remaining net operating loss carryforwards of $10,607,000, which have not been limited, expire as follows, if not previously utilized: $160,000 in 2010, $2,190,000 in 2011, $1,877,000 in 2012, $1,305,000 in 2018, $979,000 in 2019, $1,144,000 in 2020,
$1,828,000 in 2021 and $1,124,000 in 2022.

Due to the recording of the valuation allowance for deferred income tax assets at October 31, 2002, actual related tax benefits recognized in the future will be reflected as a reduction of future income tax expense, a reduction of goodwill related to the acquisition of Olmsted or an increase in additional paid-in capital for net operating loss carryforwards that resulted from tax deductions relating to the exercise of stock options and warrants. Those tax benefits will be allocated as follows:

     Income tax benefit that would be
       reported in the consolidated
       statement of operations as a
       reduction of income tax expense           $ 4,936,000
     Recognized as a reduction of
        goodwill                                     165,000
     Increase in additional paid-in
       capital                                        47,000
                                                 -------------
                                                 $ 5,148,000
                                                 =============


Realization of the gross deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109, "Accounting for Income Taxes," which requires that deferred income tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely than not" that some portion or all of the deferred income tax assets will not be realized. Under the provisions of SFAS No. 109, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. While it believes Versus will be profitable in the future, management has concluded that, following the guidance of SFAS No. 109, it is appropriate to record a valuation allowance equal to the total deferred income tax assets at October 31, 2002.

For the years ended October 31, 2002 and 2001, income taxes differed from the amounts computed by applying the federal statutory rate of 34% to losses before income taxes as follows:


                                               2002          2001
                                          -------------  -------------
  Computed "expected" tax benefit         $(   410,000)  $(   725,000)
  Increase in tax resulting from:
    Adjustment to valuation
      allowance for deferred
      income tax assets relating
      to current year losses                   382,000        643,000
    Nondeductible expenses                      28,000         82,000
                                          -------------  -------------
                                          $       -      $       -
                                          =============  =============

6.	Commitments and Contingencies

Employment Contract

Versus has an employment agreement with its President, which expires on June 30, 2005. The agreement provides for payment of specified compensation amounts and fringe benefits during the term of the agreement.

Independent Sales Agent Agreement

During 2001 Versus entered into a commission agreement with a sales agent. Based on the terms of the agreement, payment of the first $100,000 of commissions earned in each year, as defined in the agreement, was to be paid in cash. The remaining commissions earned in the year were to be paid in the form of options to purchase Common Stock of the Company. The agreement was terminated effective May 1, 2002.

7.	Shareholders' Equity

Authorized Common and Preferred Shares

During fiscal 1999, shareholders approved an amendment to Versus' certificate of incorporation to effect a 1-for-10 reverse stock split. The Board of Directors has not acted on its ability to authorize/affect a reverse stock split to date. Accordingly, the number of shares and per share amounts have not been adjusted.

Versus is authorized to issue 15,000,000 shares of preferred stock with a par value of $0.01. No preferred stock has been issued. The rights and privileges to be attributed to the preferred stock will be determined prior to the issuance of any preferred shares.

Stock Issuances

In February 2002, the President and CEO, who is also a Director of the Company, purchased 1,123,595 shares of the Company's Common Stock at a purchase price of $100,000 ($0.089 per share), the fair market value of the Common Stock.

In February 2002, a Director of Versus purchased 2,250,000 shares of the Company's Common Stock at a purchase price of approximately
$201,000 ($0.089 per share), the fair market value of the Common
Stock.

In early fiscal 2000 Versus issued 50,000 shares of Common Stock to an independent sales agent as prepaid commission. The shares were valued at $0.50 per share and $25,000 was recorded as prepaid commission ($500 credited to Common Stock and $24,500 to additional paid-in capital) which is being charged to expense as commissions are earned by this agent. On October 8, 2001, the independent sales agent, in exchange for a cancellation of the related prepaid commission, surrendered these shares. As of the date of the surrender, the independent sales agent had earned none of the related prepaid commission.

Stock Warrants

At October 31, 2002, Versus had outstanding warrants to purchase
1,500,000 shares at an exercise price of $0.60 and 1,000,000 shares at $0.88. The warrants expire September 1, 2003, and September 1, 2005, respectively.

During 2001, warrants to purchase 350,036 shares at an exercise price of $0.50 expired. These warrants had been issued to a private placement agent in August 1996.

Stock Options

Versus' 1996 Employee Incentive Stock Option Plan (1996 Employee Plan) grants key employees options to purchase shares of Common Stock. This plan was approved by the Company's shareholders. A total of 2,000,000 shares are authorized for grant under the plan. The options may be exercised from one-to-ten years after the date of grant and fully vest between one and five years after issuance.

During fiscal 1999 the shareholders approved the 1999 Employee Incentive Stock Option Plan (1999 Employee Plan). The terms of the 1999 Employee Plan are the same as the terms of the 1996 Employee Plan, except that all Versus personnel may participate. A total of 3,200,000 shares are authorized for grant under the 1999 Employee Plan.

The above two Employee Plans represent the only shareholder approved stock-based compensation plans.

As of October 31, 2002, stock options granted and outstanding under these plans were:

    Year of Grant           1996 Plan             1999 Plan
   --------------         -------------         --------------
        1996                1,000,000                  -
        1997                     -                     -
        1998                  193,070                  -
        1999                  508,125                 62,920
        2000                     -                   810,000
        2001                     -                    56,000
        2002                  298,805              1,217,668
                          -------------          -------------
                            2,000,000              2,146,588
                          =============          =============


During 1999 the Board of Directors approved the Executive Officer Profit Sharing and Incentive Compensation Plan (Executive Plan). Under the Executive Plan, which was effective November 1, 1999, and had a three-year term, bonuses were to be awarded to executives if certain Versus financial performance targets were met. The awards were to be paid in the form of cash and stock options. To the extent feasible, stock options awarded under the Executive Plan were to be issued pursuant to the 1999 Employee Plan. No options were issued under this Executive Plan which expired on October 31, 2002.

A summary of activity for Versus' 1999 and 1996 Employee Plans is as follows:


                                         Year ended October 31,
                                      2002                     2001
                           ------------------------  ------------------------
                                         Weighted                    Weighted
                                         average                     average
                                         exercise                    exercise
                            Shares        price         Shares        price
                           ------------------------  ------------------------
Options outstanding,
  beginning of year         3,003,105    $ 0.356      3,047,105      $ 0.352
Granted                     1,516,473      0.106         56,000        0.174
Exercised                        -          -              -            -
Expired/terminated         (  372,990)     0.389     (  100,000)       0.132
                           ------------------------  ------------------------
Options outstanding, end
  of year                   4,146,588    $ 0.262       3,003,105     $ 0.356
                           ========================  ========================
Options exercisable, end
  of year                   1,915,972    $ 0.384       1,847,930     $ 0.412
                           ========================  ========================
Options available for
  grant, end of year        1,051,746                  2,195,229
                           ===========                ===========




Versus has issued additional stock options under various agreements over the past several years. Under an agreement with a former employee in a prior year, Versus issued an option to purchase a total of 100,000 shares at $0.50 per share. This option expired in 2001.

In January 2001 Versus issued an option to a supplier for successful completion of a major milestone related to new product development. The option, to purchase 5,000 shares at $0.165, was exercisable at October 31, 2001, and expires in 2006. The $825 fair value of this option was expensed during fiscal 2001, and additional paid-in-capital was increased. In fiscal 2002 the supplier declined the option and the entry was reversed.

During fiscal 2002, under separate agreements, options on 1,057,000 shares were awarded to Versus' Directors. Of the total, options to acquire 906,000 shares were awarded to non-employee Directors in equal amounts and 151,000 to an employee Director. The options were awarded for services rendered as Directors, become exercisable and vest one year after date of grant, and may be exercised up to five years from date of grant.

During fiscal 2001, under separate agreements, options on 1,155,000 shares were awarded to Versus' Directors. Of the total, options to acquire 990,000 shares were awarded to non-employee Directors in equal amounts and 165,000 to an employee Director. The options were awarded for services rendered as Directors, become exercisable and vest one year after date of grant, and may be exercised up to five years from date of grant.

A summary of the Director stock options is as follows:


                                      Year ended October 31,
                                  2002                       2001
                          -----------------------  -----------------------
                                      Weighted                 Weighted
                                       average                 average
                                       exercise                exercise
                           Shares       price        Shares     price
                          -----------------------  -----------------------
Options outstanding,
 beginning of year         2,215,000   $ 0.307      1,060,000   $ 0.495
Granted                    1,057,000     0.147      1,155,000     0.135
Exercised                       -         -              -         -
Expired/terminated        (  100,000)    1.031           -         -
                          -----------------------  ----------------------
Options outstanding,
 end of year               3,172,000   $ 0.231      2,215,000   $ 0.307
                          =======================  ======================
Options exercisable,
 end of year               2,115,000   $ 0.273      1,060,000   $ 0.495
                          =======================  ======================


The following summarizes information regarding options outstanding at October 31, 2002, under the 1999 and 1996 Employee Plans and Director option agreements:

                             Options Outstanding                 Options Exercisable
                  --------------------------------------------  ----------------------
                                            Weighted
                                             average
                                            remaining   Weighted               Weighted
                  Range of        Number    contractual  average      Number     average
                  exercise      outstanding    term      exercise   exercisable  exercise
                   prices        at 10/31/02  (years)     price     at 10/31/02   price
                  ------------------------------------------------  ----------------------
1999 and 1996
 Employee Plans   $0.106-0.179   2,013,518      9.4       $0.113       209,027    $0.136
                   0.210-0.325     450,625      7.8        0.313       184,500     0.320
                   0.375-0.629   1,682,445      4.5        0.424     1,522,445     0.426
                                 ---------                           ---------
                                 4,146,588                           1,915,972
                                 =========                           =========
Director
 Options          $0.135-0.165   2,394,000      3.8       $0.143     1,337,000    $0.139
                   0.500-0.515     778,000      1.6        0.504       778,000     0.504
                                 ---------                           ---------
                                 3,172,000                           2,115,000
                                 =========                           =========


Versus follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," relating to its employee and non-employee Director stock options. Accordingly, no compensation expense has been recognized relating to these options in 2002 and 2001. Had compensation cost for Versus' employee and non-employee Director stock options been determined based on their fair values at the grant dates for awards under the plans consistent with the provisions of SFAS No. 123, Versus' net loss and net loss per share would have been increased to the pro forma amounts indicated below:



                                         2002          2001
                                    -------------  -------------
  Net loss - as reported            $( 1,207,000)  $( 2,132,000)
  Net loss - pro forma               ( 1,426,000)   ( 2,355,000)

  Net loss per share - as reported   (   0.03   )   (   0.05   )
  Net loss per share - pro forma     (   0.03   )   (   0.06   )
                                    =============  =============

The weighted-average fair value per option at the date of grant for options granted under Versus' 1999 and 1996 Employee Plans during 2002 and 2001 was $0.096 and $0.159, respectively. The weighted-average fair value per option at the date of grant for options granted under separate agreements to Versus' Directors during 2002 and 2001 was $0.147 and $0.116, respectively. The fair values of the option awards were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:



                                    Employee            Director
                                      Plans            Agreements
                                -------- --------  -------- --------
                                  2002     2001      2002     2001
                                -------- --------  -------- --------
   Dividend yield                  0.00%    0.00%     0.00%    0.00%
   Expected volatility            97.24%  101.33%   104.88%  104.02%
   Risk-free interest rate         4.89%    5.35%     4.64%    4.86%
   Expected life in years           10       10         5        5
                                -------- --------  -------- --------


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

The difference between the market value and the sales price ($0.01 per share) of the shares is recorded as unearned compensation and presented as a separate component of shareholders' equity. Unearned compensation is considered earned and is amortized to expense over the three-year vesting period. During 2002 and 2001, respectively, 10,000 and 5,425 shares were issued. During 2002, 8,231 shares were repurchased upon termination of participating employees and no shares were repurchased in 2001. Earned compensation amounted to $6,000 and $25,000 for the years ended October 31, 2002 and 2001, respectively. When shares are repurchased, Versus eliminates the remaining unearned compensation related to the restricted shares, reverses the amortization that was previously recorded as compensation expense, reduces the common shares outstanding and the carrying amount of shares outstanding by the number of shares repurchased and the par value of such shares, respectively. The difference between the amount paid to repurchase the shares and the par value of such shares is recorded as a reduction to additional paid-in capital.

8.	Related Party Transactions

Versus leases its principal operating facilities from an entity which is beneficially owned by Versus' President. Versus has entered into a five-year lease agreement, expiring in 2006, calling for aggregate annual rents of $135,000, increasing 4% annually after the first year. Versus has made nonrefundable contributions to leasehold improvements amounting to $150,000 in accordance with terms of the lease agreement. Rent expense for the years ended October 31, 2002, and 2001, amounted to $137,000 and $132,000, respectively.

The President of the Company and a Director previously held $50,000 and $100,000 in Series A Debentures, and on October 31, 2002, exchanged them and $25,000 and $50,000 cash, respectively, for $75,000 and $150,000, respectively, of the Company's outstanding Series B Debentures. Another Director of the Company is a partial owner of a company that previously held $1,500,000 in Series A Debentures and was the sole owner of a separate company that previously held $100,000 in Series A Debentures. These Debentures and $800,000 in cash were exchanged for a new Series A Debenture in the amount of $950,000 and $1,450,000 of the Series B Debentures. The Director also committed to convert the remaining $950,000 Series A Debentures to Series B Debentures by April 30, 2004. The Debentures are a component of the Company's $4,050,000 long-term debt. The President and the two Directors received interest of $2,000, $2,000, and $82,000, respectively, during the fiscal year ended October 31, 2002.

9.	Employee Benefit Plan

Versus maintains a 401(k) plan for all of its employees. Under the plan, Versus may voluntarily contribute $0.50 for each dollar contributed by an employee (subject to Internal Revenue Code limitations) to a retirement savings account in any year. Versus' contributions are limited to a maximum of 3% of the employee's direct compensation for that year. Participants are fully vested in the 401(k) plan at all times for those amounts attributable to their own contributions and vest over a six-year period for Versus' contributions. Versus' contributions to the plan were $0 and $39,000 for the year ended October 31, 2002 and 2001, respectively.

10.	Business Segment Information and Major Customers

Versus evaluates performance and allocates resources based on pretax segment gross margins. Versus operates in two business segments that are based on the types of products that are provided to its customers. As further described in Note 1, Versus develops and markets products using IR technology for the health care industry and other markets in North America. It also sells products and services that are used in the tool and die industry. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in Note 1, except that only direct costs are included in the computation of segment gross margin for purposes of evaluating segment performance (i.e., indirect costs, such as manufacturing overhead and depreciation and amortization, are excluded from this segment gross margin computation). All assets, other than cash and deferred financing costs, are attributed to each segment based on specific identification. Cash and deferred financing costs are not viewed as attributable to a particular segment. Cash is treated as available for use by both segments, as needed. Deferred financing costs, incurred in obtaining an additional source of cash, are likewise not allocable to a particular segment.


                                               2002          2001
                                          -------------  -------------
Revenues
  Location data collection, utilization,
    and processing                        $  3,760,000   $  3,382,000
  Software engineering for the tool and
    die market                                 339,000        478,000
                                          -------------  -------------
  Consolidated total revenues             $  4,099,000   $  3,860,000
                                          =============  =============
Direct Cost of Revenues
  Location data collection,
    utilization, and processing           $( 1,372,000)  $( 1,274,000)
  Software engineering for the tool
    and die market                         (   234,000)   (   325,000)
                                          -------------  -------------
  Total segment direct cost of revenues ( 1,606,000) ( 1,599,000) Segment Direct Gross Margin
  Location data collection, utilization,
    and processing                           2,388,000      2,108,000
  Software engineering for the tool and
    die market                                 105,000        153,000
                                          -------------  -------------
  Total segment direct gross margin          2,493,000      2,261,000
                                          -------------  -------------
Indirect Costs of Revenue
  Impairment of ASIC Chip                  (   300,000)          -
  Depreciation and amortization            (   419,000)   (   266,000)
  Lease expense                            (    19,000)   (    21,000)
  Insurance expense                        (     9,000)   (    21,000)
  Warranty expense                         (    12,000)   (    12,000)
  Other                                    (   158,000)   (   217,000)
Other Operating and Non-Operating Costs
  Research and development                 (   494,000)   (   728,000)
  Sales and marketing                      ( 1,139,000)   ( 1,624,000)
  General and administrative               (   994,000)   ( 1,305,000)
  Other income (expense), net              (   156,000)   (   199,000)
                                          -------------  -------------
Consolidated Net Loss                     $( 1,207,000)  $( 2,132,000)
                                          =============  =============
Assets
  Location data collection, utilization,
    and processing                        $  4,065,000   $  5,255,000
  Software engineering for the tool and
    die market                                 227,000        283,000
                                          -------------  -------------
  Total segment assets                       4,292,000      5,538,000
  Cash and net deferred financing costs      1,859,000        440,000
                                          -------------  -------------
Consolidated Total Assets                 $  6,151,000   $  5,978,000
                                          =============  =============
Capital Expenditures
  Location data collection, utilization,
    and processing                        $      9,000   $     95,000
  Software engineering for the tool and
    die market                                    -              -
                                          -------------  -------------
 Consolidated Capital Expenditures        $      9,000   $     95,000
                                          =============  =============



Revenues in excess of 10% of Versus' total revenues were attributable to sales to three major customers for the years ended October 31, 2002 and 2001. These individual customers accounted for revenues of approximately $788,000 (19%), 597,000 (15%), and 524,000 (13%) in 2002
and $731,000 (19%), $638,000 (17%) and $553,000 (14%) in fiscal 2001.
These revenues were all related to the location data collection, utilization, and processing segment.

Reportable Geographic Information


                               2002           2001
                           -------------  -------------
Revenues
  United States            $ 3,682,000    $ 3,576,000
  Canada                       414,000        277,000
  Other                          3,000          7,000
                           -------------  -------------
                           $ 4,099,000    $ 3,860,000
                           =============  =============

Revenues are attributable to countries based on the location of the reseller for products sold by resellers and by location of the customer if the products are sold directly by Versus.

All long-lived assets of Versus are located in the United States.

ITEM 8 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Management              Age        Position(s) with the Company
----------------------   ------  -----------------------------------------
Gary T. Gaisser           51      Director, President and Chief Executive
                                    Officer
Julian C. Schroeder       55      Director
David L. Gray             54      Director
James D. Ross, Esq.       54      Director
Henry J. Tenarvitz        50      Chief Operating Officer
Robert Butler             55      Controller and Chief Accounting Officer
Anne M. Kubo              42      Executive Assistant and Corporate Secretary


Gary T. Gaisser has served as President and Chief Executive Officer of Versus since January 1995, and has served as a Director of Versus since April 1995.

Julian C. Schroeder has served as a Director of Versus since August 1994. Since May 2000, Mr. Schroeder has been a principal and founding partner of Credit Renaissance Partners, LLC, a firm engaged in investment management. From March 1997 through April 2000, Mr. Schroeder served as the Director of International Fixed Income Research at Schroder & Co., Inc., a registered broker-dealer. From 1989 through March 1997, Mr. Schroeder held various positions in research and corporate finance at BDS Securities (and the predecessor firm), a registered broker-dealer, and from 1995 through March 1997 served as the firm's President.

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

James D. Ross, Esq. has served as a Director of Versus since April 1999. He is currently in the practice of law at Goldberg and Simpson of Louisville, Kentucky and is licensed in Kentucky and Michigan. Prior to that and since 1998, he was affiliated with Financial Investment Management Group, (Traverse City, Michigan). From 1995 to 1998, Mr. Ross was Executive Vice President of Aegon, USA. Mr. Ross also serves as a member of the board of directors for a number of business enterprises and non-profit organizations.

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



ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to the named Executive Officers of Versus during the fiscal years ended
October 31, 2002, 2001, and 2000.

                                     SUMMARY COMPENSATION TABLE
                                Annual
                             Compensation          Long-Term Compensation
                  -------------------------------  -------------------------
Name and            Fiscal    Salary     Bonus     Securities    All Other
Principal           Year                           Underlying   Compensation
Position                                            Options
-----------------  --------  ---------  ---------  ------------  -----------
Gary T.
Gaisser,
President,
CEO and
Director            2002     $195,470                 440,387    $  252 (1)

Gary T.
Gaisser             2001     $196,555                 165,000    $5,897 (1)

Gary T.
Gaisser             2000     $178,354    $62,500      269,000    $4,802 (1)

Henry
Tenarvitz, COO      2002     $ 95,881                 104,168    $  115 (2)

Henry
Tenarvitz           2001     $103,504                            $3,105 (2)

Henry
Tenarvitz           2000     $ 83,231    $25,000      155,000    $2,647 (2)


(1) Represents Versus' contribution to Mr. Gaisser's 401(k) account pursuant to Versus' 401(k) Profit Sharing Plan.

(2) Represents Versus' contribution to Mr. Tenarvitz's 401(k) account pursuant to Versus' 401(k) Profit Sharing Plan.

Options

The following table sets forth the status and exercise price of stock options granted to the named Executive Officers during the fiscal year ended October 31, 2002:


                       Number of
                        Shares
Name and               Underlying                              Exercise
Position                Option      Exercisable   Expiration    Price
-------------------------------------------------------------------------
Gary T. Gaisser, CEO    151,000 (1)   04-19-03     04-19-07     $0.116
Gary T. Gaisser         289,387       06-18-03     06-18-12     $0.096
Henry Tenarvitz, COO    104,168       06-18-03     06-18-12     $0.096


(1)  The option was granted to Mr. Gaisser for Director services.


The following table sets forth the status and value of stock options held by the named Executive Officers at October 31, 2002:

                   Number of                                      Value of
                    Shares     Exercisable                         Option
Name and           Underlying      at                   Exercise      at
Position            Option      10/31/02    Expiration   Price     10/31/02
----------------------------------------------------------------------------
Gary T.
Gaisser,
President
and CEO             289,387        -         06-18-12     $0.096        -
Gary T.
Gaisser             151,000        -         04-19-07     $0.116        -
Gary T.
Gaisser             165,000     165,000      04-20-06     $0.135        -
Gary T.
Gaisser             225,000      90,000      09-08-10     $0.325        -
Gary T.
Gaisser              44,000      44,000      04-14-05     $0.500        -
Gary T.
Gaisser              36,000      36,000      04-23-04     $0.165        -
Gary T.
Gaisser              36,000      36,000      04-24-03     $0.515        -
Gary T.
Gaisser           1,000,000   1,000,000      06-04-06     $0.375        -
Henry J.
Tenarvitz,
COO                104,168         -         06-18-12     $0.096        -
Henry J.
Tenarvitz           80,000       32,000      09-08-10     $0.325        -
Henry J.
Tenarvitz           75,000       30,000      11-15-09     $0.117        -
Henry J.
Tenarvitz          250,000      150,000      12-04-08     $0.401        -
Henry J.
Tenarvitz          108,580      108,580      04-23-08     $0.629        -


No options were exercised by any Executive Officer in fiscal 2002.


Employment Agreement

As of July 1, 1996, Versus and Mr. Gaisser entered into an Employment Agreement for a term of six years. Mr. Gaisser was employed at an initial base salary of $130,000 per year and receives a 10% annual increase during the term of the Employment Agreement. Mr. Gaisser is entitled to such further increases as shall be determined by the Board of Directors and is entitled to participate in other compensation and benefit plans of Versus. On April 19, 2002, the Board of Directors amended Mr. Gaisser's employment agreement extending it for another three years.

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

Compensation of Directors

Effective April 20, 2002, each outside Director was awarded an option to purchase 302,000 shares of Versus' Common Stock for service on the Board from April 19, 2002, through April 19, 2003. An inside Director was awarded an option to purchase 151,000 shares of Versus' Common Stock for service on the Board from April 19, 2002, through April 19, 2003. The options vest and become exercisable on April 19, 2003. The exercise price for all such options is $0.116 per share, the fair market value of the Common Stock upon the date of grant.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as to the Common Stock beneficially owned (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) by any person who, as of October 31, 2002, to the knowledge of the Board of Directors of Versus, owned beneficially more than 5% of the outstanding Common Stock of Versus (to date, Versus has not issued any shares of Preferred Stock):



Name and Address of            Amount and Nature of      Percentage of
Beneficial Owner                Beneficial Ownership   Class Outstanding
-------------------------------------------------------------------------
David L. Gray
c/o Versus Technology, Inc.
2600 Miller Creek Road
Traverse City, MI 49684             16,244,000 (1)           26.4%

Gary T. Gaisser
c/o Versus Technology, Inc.
2600 Miller Creek Road
Traverse City, MI 49684              8,940,470 (2)           18.8%

Hillenbrand Industries, Inc.
700 State Route 46 East
Batesville, Indiana 47006            5,000,000 (3)           10.4%

William Harris Investors
2 North LaSalle Street,
Suite 400
Chicago, IL 60602                    3,460,000 (4)            7.6%

James D. Ross
One West 54th Street #9
New York, NY  10019                  3,186,000 (5)            6.9%

Julian Schroeder
400 Madison Ave Suite 15D
New York, NY  10017                  2,387,334 (6)            5.1%


(1) Of these shares, 15,400,000 are acquirable on conversion of Debentures held by a limited liability company of which Mr. Gray is the Managing Member, and 564,000 are currently acquirable by Mr.
Gray upon exercise of outstanding options issued by Versus.

(2) This total includes 600,000 shares acquirable on conversion of a Debenture held by Mr. Gaisser and 1,371,000 shares that are currently acquirable by Mr. Gaisser upon exercise of outstanding options issued by Versus.

(3) This total includes 2,500,000 shares that are currently acquirable by Hillenbrand Industries, Inc. upon exercise of an outstanding warrant issued by Versus.

(4) As reported on Schedule 13G/A filed February 26, 2002.

(5) This total includes 491,000 shares that are currently acquirable by Mr. Ross upon exercise of outstanding options issued by Versus.

(6) This total includes 1,200,000 shares acquirable on conversion of a Debenture held by Mr. Schroeder and 418,000 shares that are currently acquirable by Mr. Schroeder upon exercise of outstanding options issued by Versus.




Security Ownership of Management

The following table sets forth as of October 31, 2002, the beneficial ownership of Versus' Common Stock by all Directors, nominees and named Executive Officers of and by all the Directors, nominees and Executive Officers of Versus as a group:


                                         Amount and Nature    Percentage
Name of Beneficial    Position(s) with     of Beneficial      of Class
      Owner             the Company(1)      Ownership (1)    Outstanding
--------------------------------------------------------------------------
David L. Gray          Director              16,244,000 (2)      26.4%
Gary T. Gaisser        President, Chief
                       Executive Officer,
                       and Director           8,940,470 (3)      18.8%
James D. Ross, Esq.    Director               3,186,000 (5)       6.9%
Julian C. Schroeder    Director               2,387,334 (4)       5.1%
All Executive
Officers and
Directors as a
group (7 persons)                            31,529,839 (6)      47.6%


(1) Each Director has sole voting and investment power as to all shares reflected as beneficially owned by him, except as otherwise noted. Messrs. Gaisser, Schroeder, Gray, and Ross are all of the Company's present Directors.

(2) This total includes 564,000 shares that are currently acquirable by Mr. Gray upon exercise of outstanding options issued by Versus and 15,400,000 shares currently acquirable on conversion of outstanding Debentures held by a limited liability company of which Mr. Gray is the Managing Member.

(3) This total includes 1,371,000 shares that are currently acquirable by Mr. Gaisser upon exercise of outstanding options issued by Versus and 600,000 shares currently acquirable on conversion of an outstanding Debenture held by Mr. Gaisser.

(4) This total includes 418,000 shares currently acquirable by Mr. Schroeder upon the exercise of outstanding options and 1,200,000 shares acquirable on conversion of a Debenture held by Mr. Schroeder issued by Versus.
(5) This total includes 491,000 shares currently acquirable by Mr. Ross upon the exercise of outstanding options issued by Versus.
(6) This total includes 20,633,960 shares acquirable currently or within sixty days under outstanding warrants, options, and convertible Debentures.

The following table sets forth equity compensation plan information as of October 31, 2002:

Plan Category               Number of        Weighted
                         securities to be     average
                           issued upon       exercise        Number of
                           exercise of       price of        securities
                           outstanding     outstanding        remaining
                             options,        options,         available
                           warrants and    warrants and       for future
                              rights          rights          issuance
-----------------------  ---------------  ---------------  ---------------
Equity compensation
  plans approved by
  security holders         4,146,588          $  0.262        1,051,746

Equity compensation
  plans not approved by
  security holders (1)     3,172,000          $  0.231            (1)
                         ------------       ------------     ------------
Total                      7,318,588          $  0.249        1,051,746
                         ============       ============     ============

(1) The Company has granted Directors stock options for services rendered as a Director. There is no plan designated for these options. The practice of granting stock options as compensation for Director services could be altered if the Board of Directors so desires.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1996 the Company moved its principal operating facilities to a building that is owned by Traverse Software Investment, L.L.C.
(TSI), a limited liability company controlled by Mr. Gary T. Gaisser, the President and Chief Executive Officer of the Company. Versus has entered into a five-year lease agreement, expiring in 2006, calling for aggregate annual rents of $135,000, increasing 4% annually after the first year.

Between May 31, 1999, and August 18, 1999, Versus issued $3,000,000 in Prime Rate Secured Convertible Debentures, due April 30, 2004 (Series A Debentures). Of the total Debentures issued, $1,500,000 were purchased by a limited liability company, of which Mr. David L. Gray, a Director of Versus is the Managing Member.

In September 2000 Versus issued 230,000 shares of Common Stock to Mr. David L. Gray, one of Versus' Directors, as compensation for the assistance provided by the Director with the execution of a Stock Purchase Agreement, Warrant Agreement, and a Non-Exclusive Patent License Agreement.

In November 2001 Mr. Gary T. Gaisser, the President and Chief
Executive Officer and a Director of Versus, acquired a Debenture with a face value of $50,000 from an independent Debenture holder in an arm's-length transaction.

In February 2002 Mr. Gary T. Gaisser, the President and Chief
Executive Officer, who is also a Director of the Company, purchased from the Company 1,123,595 shares of the Company's Common Stock at a purchase price of $100,000 ($0.089 per share), the fair market value of the Common Stock.

In February 2002 Mr. James D. Ross, a Director of Versus purchased from the Company 2,250,000 shares of the Company's Common Stock at a purchase price of $200,250 ($0.089 per share), the fair market value of the Common Stock.

In February 2002, Mr. Julian C. Schroeder, a Director of Versus, acquired a Series A Debenture with a face value of $100,000 from an independent Debenture holder in an arm's-length transaction.

In June 2002 a separate company solely owned by Mr. David L. Gray, a Director of Versus, acquired from the Company a Series A Debenture with a face value of $100,000 from an independent investor in an arm's-length transaction.

On October 31, 2002, Messrs. Gray, Gaisser, and Schroeder, Directors of Versus, exchanged their Series A Debentures and cash for Series A and Series B Debentures as follows:



                      Series A      Cash       Series B       Series A
                     Exchanged    Invested      Issued         Issued
                     --------------------------------------------------
David L. Gray        $1,600,000  $ 800,000    $1,450,000   $ 950,000(1)
Gary T. Gaisser      $   50,000  $  25,000    $   75,000        -
Julian C. Schroeder  $  100,000  $  50,000    $  150,000        -

(1) Mr. Gray has committed to convert his remaining Series A
Debentures to Series B by April 30, 2004.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

(1) Financial statements included in Part II Item 7, of this report.
(2)  Exhibits included in the Exhibit Index.

(b) There were no reports on Form 8-K during the fourth fiscal quarter.

ITEM 14 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and its Controller and Chief Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS TECHNOLOGY, INC.

By: /s/ Robert Butler                   By: /s/ Gary T. Gaisser
    -------------------                     ----------------------
       Robert Butler                         Gary T. Gaisser
       Controller and Chief                  President and Chief
       Accounting Officer                    Executive Officer
       (Principal Accounting                 (Principal Executive
       Officer)                              Officer)

Dated:  December 20, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gary T. Gaisser            December 20, 2002
Gary T. Gaisser
Director

/s/ Julian C. Schroeder         December 20, 2002
Julian C. Schroeder
Director

/s/ David L. Gray               December 20, 2002
David L. Gray
Director

/s/ James D. Ross, Esq.         December 20, 2002
James D. Ross
Director


CERTIFICATIONS
I, Gary T. Gaisser, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Versus
Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated
in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002                      /s/ Gary T. Gaisser
                                                 Gary T. Gaisser

                                             President and Chief
                                             Executive Officer




I, Robert Butler, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Versus
Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated
in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002                  /s/ Robert Butler
                                             Robert Butler

                                         Controller and Chief
                                         Accounting Officer





                          EXHIBIT INDEX



3(a)(i)  Certificate of Incorporation dated October 11, 1988
(Incorporated by reference to Exhibit 3 (a) (i) of the Company's Form 10-KSB for the year ended October 31, 2001)


3(a)(ii) Certificate of Amendment of Certificate of Incorporation dated October 25, 1989 (Incorporated by reference to Exhibit 3 (a)
(ii) of the Company's Form 10-KSB for the year ended October 31, 2001)


3(a)(iii) Certificate of Amendment of Certificate of Incorporation dated December 17, 1993 (Incorporated by reference to Exhibit 3 (a)
(iii) of the Company's Form 10-KSB for the year ended October 31, 2001)


3(a)(iv) Certificate of Amendment of Certificate of Incorporation dated June 3, 1996


3(a)(v) Certificate of Amendment of Certificate of Incorporation dated November 2, 1998 (Incorporated by reference to Exhibit 3(a)(v) of the Company's Form 10-KSB for the year ended October 31, 1998)


3(b)  By-laws


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


4(d)  Versus Technology, Inc. Subscription Agreement - Gary T.
Gaisser (Incorporated by reference to Exhibit 4(d) of the Company's Form 10-QSB for the quarter ended January 31, 2002)


4(e) Versus Technology, Inc. Subscription Agreement - James D. Ross (Incorporated by reference to Exhibit 4(e) of the Company's
Form 10-QSB for the quarter ended January 31, 2002)


4(f) Form of Versus Technology, Inc. Prime Plus 2% Series B Secured Subordinated Debenture Due October 31, 2007


10(a)  1996 Incentive Restricted Stock Bonus Plan


10(b)  1996 Employee Incentive Stock Option Plan


10(c) Employee Incentive Stock Option Plan (Incorporated by reference to the Company's 1999 Proxy Statement)


10(d) Lease Agreement between Versus Technology, Inc. and Traverse Software Investment, LLC


10(e) Lease Agreement between Olmsted Engineering, Co. and Traverse Software Investment, LLC


10(f)  Employment Agreement with Gary T. Gaisser


10(g)  Stock Option Agreement with Gary T. Gaisser


10(h)  Agreement with Precision Tracking FM, Inc. ("The License
Agreement") effective January 31, 1997


10(i) Stock Option Agreement with Samuel Davis - for Director services


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


10(m) Registration Rights Agreement for Series A Prime Rate Secured Convertible Debenture due April 30, 2004 (Incorporated by reference to Exhibit 4(l) of the Company's Form 10-QSB for the quarter ended April 30, 1999)


10(n) Form of 1999 Executive Officer Profit Sharing and Incentive Compensation Plan for Gary T. Gaisser, Henry J. Tenarvitz,
Robert Butler, and Andrea Beadle (Incorporated by reference to
Exhibit 10(n) of the Company's Form 10-KSB for the year ended
October 31, 1999)


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


10(u)  Form of Stock Option Agreement with Julian C. Schroeder, David
L. Gray, and James D. Ross - for Director services for the one-year period commencing April 20, 2001 (Incorporated by reference to Exhibit 10(u) of the Company's Form 10-KSB for the quarter ended October 31, 2001)


10(v)  Amendment to Employment agreement with Gary T. Gaisser
(Incorporated by reference to Exhibit 10(v) of the Company's
Form 10-QSB for the quarter ended April 30, 2002)


10(w) Form of Stock Option Agreement with Gary T. Gaisser, David L. Gray, James D. Ross, and Julian C. Schroeder for Director services for the one-year period commencing April 19, 2002
(Incorporated by reference to Exhibit 10(w) of the Company's
Form 10-QSB for the quarter ended April 30, 2002)


10(x)  Subscription Agreement for Prime Plus 2% Series B Secured
Subordinated Debenture due October 31, 2007


10(y)  Registration Rights Agreement for Prime Plus 2% Series B
Secured Subordinated Debenture due October 31, 2007


10(z)  Subscription Agreement between Versus Technology, Inc. and
GIII LLC for Prime Plus 2% Series B Secured Subordinated
Debenture due October 31, 2007


21  Subsidiary of the Registrant


99(a) Press Release - Versus Technology, Inc. Reports First Quarter Results (Incorporated by reference to Exhibit 99(a) of the Company's Form 10-QSB for the quarter ended January 31, 2002)


99(b)  Press Release - Versus Technology, Inc. Reports Improved
Second Quarter Results (Incorporated by reference to Exhibit
99(a) of the Company's Form 10-QSB for the quarter ended April
30, 2002)


99(c)  Press Release - Versus Technology Reports Record Quarterly
Results (Incorporated by reference to Exhibit 99(b) of the Company's Form 10-QSB for the quarter ended July 31, 2002)

99(d) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended October 31, 2002

99(e)  Press Release - Versus Technology Announced FY 2002 Results








                                                 Exhibit - 3.(a)(iv)

                  CERTIFICATE OF AMENDMENT
            OF CERTIFICATION OF INCORPORATION

VERSUS TECHNOLOGY, INC., a corporation organized and existing by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

FIRST: That the Board of Directors of said corporation, by the vote of a majority of the Directors present at a meeting held on January 26, 1996, at which a quorum was present, adopted resolutions proposing and declaring advisable the following amendment to the Certificate of Incorporation of said corporation and directed its consideration by the stockholders:

RESOLVED, that the Certificate of Incorporation of the Corporation be amended by changing Article 4, thereof so that, as amended, said
Article shall be and read as follows:

4. Number of Shares. The aggregate number of shares is 50,000,000 shares, par value $.01 per share. The stated value applicable thereto is five hundred thousand dollars ($500,000.00).

SECOND: That the aforesaid amendment was adopted by the affirmative vote of a majority of the votes cast by all stockholders of said corporation entitled to vote thereon at a meeting of the stockholders of the corporation duly called and held upon notice in accordance with the provisions of Section 222 of the General Corporation Law of the State of Delaware, at which a quorum was present, on May 10, 1996.

THIRD: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Section 242 of the General
Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, the corporation has caused this certificate to be signed by Gary T. Gaisser, its President, and attested by Debra Boyer, its Secretary, this third day of June, 1996.

VERSUS TECHNOLOGY, INC.                 By:  GARY T. GAISSER
                                             Gary T. Gaisser

ATTEST:                                 By:  DEBRA BOYER
                                       Debra Boyer




                                                         Exhibit 3(b)
                                BY-LAWS
                                   OF
                        Versus Technology, Inc.
                       (A DELAWARE CORPORATION)

                             ARTICLE I
                            DEFINITIONS

As used in these By-laws, unless the context otherwise requires, the term:

1.1 "Assistant Secretary" means an Assistant Secretary of the
Corporation.

1.2 "Assistant Treasurer" means an Assistant Treasurer of the
Corporation.

1.3 "Board" means the Board of Directors of the Corporation.

1.4 "By-laws" means the initial By-laws of the Corporation, as amended from time to time.

1.5 "Certificate of Incorporation" means the initial certificate of incorporation of the corporation, as amended, supplemented or restated from time to time.

1.6 "Chairman of the Board" means the Chairman of the Board of Directors of the Corporation.

1.7 "Chief Executive Officer" means the Chief Executive Officer of the Corporation.

1.8 "Corporation" means Versus Technology, Inc.

1.9 "Directors" means directors of the Corporation.

1.10 "General Corporation Law" means the General Corporation Law of the State of Delaware, as amended from time to time.

1.11 "Office of the Corporation" means the executive office of the Corporation, anything in Section 131 of the General Corporation Law to the contrary notwithstanding.

1.12 "President" means the President of the Corporation.

1.13 "Secretary means the Secretary of the Corporation. 53

1.14 "Stockholders" means stockholders of the Corporation.

1.15 "Total number of directors" means the total number of directors determined in accordance with Section 141(b) of the General
Corporation Law and Section 3.2 of the By-laws.

1.16 "Treasurer" means the Treasurer of the Corporation.

1.17 "Vice President" means a Vice President, including an Executive Vice President or Senior Vice President, if any, of the Corporation.

1.18 "Whole Board" means the total number of directors of the Corporation.




                               ARTICLE 2
                             STOCKHOLDERS

2.1 Place of Meetings. Every meeting of stockholders shall be held at the office of the Corporation or at such other place within or without the State of Delaware as shall be specified or fixed in the notice of the meeting or in any waiver of notice thereof.

2.2 Annual Meeting. A meeting of stockholders shall be held annually for the election of directors and the transaction of such other business as properly may come before the meeting at a location, date and time determined by the Board.

2.3 Special Meetings. A special meeting of the stockholders (other than a special meeting for the election of directors), unless otherwise prescribed by statute, may be called at any time by the Board or by the Chairman of the Board or Chief Executive Officer or President to be held on the date and the time and place within or without the State of Delaware as the Board, the Chairman of the Board, the Chief Executive Officer or the President, whichever has called the meeting, shall direct. At any special meeting of stockholders, the only business that may be transacted shall be business related to the purpose or purposes of the meeting set forth in the notice thereof given pursuant to Section 2.5 of the By-laws or in any waiver of notice thereof given pursuant to Section 2.6 of the By-laws.

2.4 Fixing Record Date. For the purpose of determining the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or for the purpose of determining stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board may fix, in advance, a date as the record date for any such determination of stockholders. The record date shall not be more than sixty nor less than ten days before the date of the meeting, nor more than sixty days prior to any other action. If no record date is fixed:

2.4.1 The record date for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day immediately preceding the day on which notice is given or, if no notice is given or if notice is waived, at the close of business on the day immediately preceding the day on which the meeting is held;

2.4.2 The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board is necessary, shall be the day on which the first written consent setting forth the action taken or proposed to be taken is delivered to the Corporation;

2.4.3 The record date for determining stockholders for any purpose other than those specified in Sections 2.4.1 and 2.4.2 shall be at the close of business on the day on which the Board adopts the resolution relating thereto.

When a determination of stockholders entitled to notice of or to vote at any meeting of stockholders has been made as provided in this
Section 2.4, the determination shall apply to any adjournment thereof, unless the Board fixes a new record date for the adjourned meeting.

2.5 Notice of Meetings of Stockholders. Except as otherwise provided in Sections 2.4 and 2.6 of the By-laws, whenever under the General Corporation Law or the Certificate of Incorporation or the By-laws, stockholders are required or permitted to take any action at a meeting, written notice shall be given stating the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Except as otherwise provided by the General Corporation Law, a copy of the notice of any meeting shall be given, personally or by mail, not less than ten nor more than sixty days before the date of the meeting, to each stockholder entitled to notice of or to vote at such meeting. If mailed, such notice shall be deemed to be given when deposited in the United States mail, with postage prepaid, directed to the stockholder at his address as it appears on the records of the Corporation. An affidavit of the Secretary or an Assistant Secretary or of the transfer agent of the Corporation that the notice required by this section has been given shall, in the absence of fraud, be prima facie evidence of the facts stated therein. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken, and at the adjourned meeting any business may be transacted that might have been transacted at the meeting as originally called. If, however, the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

2.6 Waivers of Notice. Whenever notice is required to be given to the stockholder under any provision of the General Corporation Law or the Certificate of Incorporation or the By-laws, a written waiver thereof, signed by the stockholder entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a stockholder at a meeting shall constitute a waiver of notice of the meeting, except when the stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on grounds that the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice.

2.7 List of Stockholders. The Secretary shall prepare and make, or cause to be prepared and made, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. The stockholders list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified, or at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

2.8 Quorum of Stockholders; Adjournment. The holders of one-half of the shares of stock entitled to vote at any meeting of stockholders, present in person or represented by proxy, shall constitute a quorum for the transaction of any business at the meeting. When a quorum is once present to organize a meeting of stockholders, it is not broken by the subsequent withdrawal of any stockholders. The holders of a majority of the shares of stock present in person or represented by proxy at any meeting of stockholders, including an adjournment meeting, whether or not a quorum is present, may adjourn the meeting to another time and place.

2.9 Voting; Proxies. Unless otherwise provided in the Certificate of Incorporation, every stockholder of record shall be entitled at every meeting of stockholders to one vote for each share of capital stock standing in his name on the record of stockholders determined in accordance with Section 2.4 of the By-laws. The provisions of Sections 212 and 217 of the General Corporation Law shall apply in determining whether any shares of capital stock may be voted and the persons, if any, entitled to vote those shares, but the Corporation shall be protected in treating the persons in whose names shares of capital stock stand on the record of stockholders as owners thereof for all purposes. At any meeting of stockholders (at which a quorum was present to organize the meeting), all matters, except as otherwise provided by law or by the Certificate of Incorporation or by the By-laws, shall be decided by a majority of the votes cast at that meeting by the holders of shares present in person or represented by proxy and entitled to vote thereon, whether or not a quorum is present when the vote is taken. All elections of directors shall be by written ballot unless otherwise provided in the Certificate of Incorporation. In voting on any other question on which a vote by ballot is required by law or is demanded by any stockholder entitled to vote, the voting shall be by ballot. Each ballot shall be signed by the stockholder voting or by his proxy, and shall state the number of shares voted. On all other questions, the voting may be viva voce. Every stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy. The validity and enforceability of any proxy shall be determined in accordance with
Section 212 of the General Corporation Law.

2.10 Selection and Duties of Inspectors at Meeting of Stockholders. The Board, in advance of any meeting of stockholders, may appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at the meeting may, and on the request of any stockholder entitled to vote thereat shall, appoint one or more inspectors. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at the meeting with strict impartiality and according to the best of his ability. The inspector or inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and shall do such acts as are proper to conduct the election or vote with fairness to all stockholders. On request of the person presiding at the meeting or any stockholder entitled to vote thereat, the inspector or inspectors shall make a report in writing of any challenge, question or matter determined by him or them and execute a certificate of any fact found by him or them. Any report or certificate made by the inspector or inspectors shall be prima facie evidence of the facts stated and of the vote as certified by him or them.

2.11 Organization. At every meeting of stockholders, the Chairman of the Board, or in the absence of the Chairman of the Board, the Chief Executive Officer, shall act as chairman of the meeting. In case none of the officers above designated to act as chairman or secretary of the meeting, respectively, shall be present, a chairman or a secretary of the meeting, as the case may be, shall be chosen by a majority of the votes cast at the meeting by the holders of shares present in person or represented by proxy and entitled to vote at the meeting.

2.12 Order of Business. The order of business at all meetings of stockholders shall be as determined by the chairman of the meeting, but the order of business to be followed at any meeting at which a quorum is present may be changed by a majority of the votes cast at the meeting by the holders of shares of capital stock present in person or represented by proxy and entitled to vote at the meeting.

2.13 Written Consent of Stockholders without a Meeting. Unless otherwise provided in the Certificate of Incorporation, any action required by the General Corporation Law to be taken at any annual or special meeting of stockholders of the Corporation, or any action that may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporation action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

..

                             ARTICLE 3
                             DIRECTORS

3.1 General Powers. Except as otherwise provided in the Certificate of Incorporation, the business and affairs of the Corporation shall be managed under the direction of its Board. The Board may adopt such rules and regulations, not inconsistent with the Certificate of Incorporation or the By-laws or applicable laws, as it may deem proper for the conduct of its meetings and the management of the Corporation. In addition to the powers expressly conferred by the By-laws, the Board may exercise all powers and perform all acts that are not required by the By-laws or the Certificate of Incorporation or by law to be exercised and performed by the stockholders.

3.2 Number; Qualification; Term of Office. The Board shall consist of one or more members. The total number of directors shall be fixed initially by the incorporator and may thereafter be changed from time to time by action of the stockholders or by action of the Board. Directors need not be stockholders. Each director shall hold office until his successor is elected and qualified or until his earlier death, resignation or removal. 3.3 Election. Directors shall, except as otherwise required by law or by the Certificate of Incorporation, be elected by a plurality of the votes cast at a meeting of stockholders by the holders of shares entitled to vote in the election.

3.4 Newly Created Directorships and Vacancies. Unless otherwise provided in the Certificate of Incorporation, newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board for any other reason, including the removal of directors with cause, may be filled by vote of a majority of the directors then in office, although less than a quorum, or by a sole remaining director, or may be elected by a plurality of the votes cast by the holders of shares of capital stock entitled to vote in the election at a special meeting of stockholders called for that purpose. A director elected to fill a vacancy shall be elected to hold office until his successor is elected and qualified, or until his earlier death, resignation or removal.

3.5 Resignations. Any director may resign at any time by written notice to the Corporation. A director's resignation shall take effect at the time therein specified and, unless otherwise specified, the acceptance of any resignation shall not be necessary to make it effective.

3.6 Removal of Directors. Subject to the provisions of Section 141(k) of the General Corporation Law, any or all of the directors may be removed with or without cause, by the holders of a majority of the shares of capital stock then entitled to vote at an election of directors.

3.7 Compensation. Each director, in consideration of his service as such, shall be entitled to receive from the Corporation such amount per annum or such fees for attendance at directors' meetings, or both, as the Board may from time to time determine, together with reimbursement for the reasonable expenses incurred by him in connection with the performance of his duties. Each director who shall serve as a member of any committee of directors in consideration of his serving as such shall be entitled to such additional amount per annum or such fees for attendance at committee meetings, or both, as the Board may from time to time determine, together with reimbursement for the reasonable expenses incurred by him in the performance of his duties. Nothing contained in this section shall preclude any director from serving the Corporation or its subsidiaries in any other capacity and receiving proper compensation therefore.

3.8 Place and Time of Meetings of the Board. Meetings of the Board, regular or special, may be held at any place within or without the State of Delaware. The times and places for holding meetings of the Board may be fixed from time to time by resolution of the Board or (unless contrary to resolution of the Board) in the notice of the meeting.

3.9 Annual Meetings. On the day when and at the place where the annual or special meeting of stockholders for the election of directors is held, and as soon as practicable thereafter, the Board may hold its annual meeting, without notice of the meeting, for the purposes of organization, the election of officers and the transaction of other business. The annual meeting of the Board may be held at any other time and place specified in a notice given as provided in Section 3.11 of the By-laws for special meetings of the Board or in a waiver of notice thereof.

3.10 Regular Meetings. Regular meetings of the Board may be held at such times and places as may be fixed from time to time by the Board. Unless otherwise required by the Board, regular meetings of the Board may be held without notice. If any day fixed for a regular meeting of the Board shall be a Saturday or Sunday or a legal holiday at the place where the meeting is to be held, then the meeting shall be held at the same hour at the same place on the first business day thereafter that is not a Saturday, Sunday or legal holiday.

3.11 Special Meetings. Special meetings of the Board shall be held whenever called by the Chairman of the Board, the President or the Secretary or by any two or more directors. Notice of each special meeting of the Board shall, if mailed, be addressed to each director at the address designated by him for that purpose or, if none is designated, at his last known address at least three days before the date on which the meeting is to be held; or the notice shall be sent to each director at his address by telegraph, cable, wireless, or be delivered to him personally, not later than the day before the date on which the meeting is to be held. Every notice shall state the time and place of the meeting but need not state the purposes of the meeting, except to the extent required by law. If mailed, each notice shall be deemed given when deposited, with postage thereof prepaid, in a post office or official depository under the exclusive care and custody of the United States Postal Service. The mailing shall be by first class mail.
3.12 Adjournment Meetings. A majority of the directors present at any meeting of the Board, including an adjourned meeting, whether or not a quorum is present, may adjourn the meeting to another time and place. Notice of any adjourned meeting of the Board need not be given to any director whether or not present at the time of the adjournment. Any business may be transacted at any adjourned meeting that might have been transacted at the meeting as originally called.

3.13 Waivers of Notice. Whenever notice is required to be given to any director or member of a committee of directors under any provision of the General Corporation Law or of the Certificate of Incorporation or By-laws, a written waiver thereof, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meting shall constitute a waiver of notice of the meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on grounds that the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the directors, or of a committee of directors, need be specified in any written waiver of notice.

3.14 Organization. At each meeting of the Board, the Chairman of the Board, or in the absence of the Chairman of the Board, the President of the Corporation, shall preside. The Secretary shall act as Secretary at each meeting of the Board. In case the Secretary shall be absent from any meeting of the Board, an Assistant Secretary shall perform the duties of Secretary at such meeting; and in the absence from any such meeting of the Secretary and Assistant Secretaries, the person presiding at the meeting may appoint any person to act as Secretary of the meeting.

3.15 Quorum of Directors. On-half of the total number of directors shall constitute a quorum for the transaction of business or of any specified item of business at any meeting of the Board.

3.16 Action by the Board. All corporate action taken by the Board or any committee thereof shall be taken at a meeting of the Board, or of such committee, as the case may be, except that any action required or permitted to be taken at any meeting of the Board, or of any committee thereof, may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee. Members of the Board, or any committee designated by the Board, may participate in a meeting of the Board, or of such committee, as the case may be, by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 3.16 shall constitute presence in person at the meeting. Except as otherwise provided by the Certificate of Incorporation or By-laws, the vote of a majority of the directors present (including those who participate by means of conference telephone or similar communications equipment) at the time of the vote, if a quorum is present at that time, shall be the act of the Board.


                           ARTICLE 4
       EXECUTIVE COMMITTEE, OTHER COMMITTEES AND ADVISORY BOARD

4.1 Committees. The Board may, by resolution passed by a majority of the Whole Board, designate one or more committees, each to consist of two or more of the directors of the Corporation. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence of disqualification of a member of a committee, the member of members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of any absent or disqualified member. Any committee, to the extent provided in the resolution of the Board, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no committee shall have the power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending the By-laws of the Corporation; and, unless the resolution designating it expressly so provides, no committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. The term of office of the members of each committee shall be as fixed from time to time by the Board, subject to the term of office of the directors and these By-laws; provided, however, that any committee member who ceases to be a member of the Board shall ipso facto cease to be a committee member.

4.2 Advisory Board. The Board may designate from among its members and/or among outside advisors or consultants an Advisory Board, which shall advise the Board as to matters specifically submitted thereto but shall have no authority to act in the place of the Board or to bind the Board in any matter. Each of the members of the Advisory Board shall serve at the pleasure of the Board.



                            ARTICLE 5
                             OFFICERS

5.1 Officers. The Board may elect or appoint a Chairman of the Board, a Chief Executive Officer, a President, a Secretary and a Treasurer, may elect or appoint one or more Vice Presidents and such other officers, including a Chief Operating Officer, as it may determine. The Board may designate one or more Vice Presidents as Executive Vice Presidents, and may use descriptive words or phrases to designate the standing, seniority or area of special competence of the Vice Presidents elected or appointed by it. Each officer shall hold his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner provided in Section

5.2 of the By-laws. Any two or more offices may be held by the same person. All officers as between themselves and the Corporation shall have such authority and perform such duties in the management of the Corporation as may be provided in the By-laws or as the Board may from time to time determine. 5.2 Removal of Officers. Any officer elected or appointed by the Board may be removed by the Board with or without cause. The removal of an officer without cause shall be without prejudice to his contract rights, if any. The election or appointment of an officer shall not of itself create contract rights.

5.3 Resignations. Any officer may resign at any time by notifying the Board or the President or the Secretary in writing. A resignation shall take effect at the date of receipt of the notice or at any later time as is therein specified and, unless otherwise specified, the acceptance of the resignation shall not be necessary to make it effective. The resignation of an officer shall be without prejudice to the contract rights of the Corporation, if any.

5.4 Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled for the unexpired portion of the term in the manner prescribed in the By-laws for the regular election or appointment to that office.

5.5 Compensation. Salaries or other compensation of the officers may be fixed from time to time by the Board. No officer shall be prevented from receiving a salary or other compensation by reason of the fact that he is also a director.

5.6 Chairman of the Board. The Chairman of the Board shall be a member of the Board and shall preside at all meetings of the Board. He shall have general supervision over the business of the Corporation and such specific powers as the Board may assign to him.

5.7 Chief Executive Officer. The Chief Executive Officer shall be the chief executive officer of the Corporation and shall have general and operational supervision over the business of the Corporation, subject, however, to the control of the Board and any duly authorized committee of directors. In the absence of the Chairman of the Board, the Chief Executive Officer shall, if present, preside at all meetings of the stockholders. He may, with the President or Secretary or the Treasurer or an Assistant Secretary or Assistant Treasurer, sign certificates for shares of capital stock of the Corporation. He may sign and execute, in the name of the Corporation, deeds, mortgages, bonds, contracts and other instruments, except in cases where the signing and execution thereof shall be expressly delegated by the Board or by the By-laws to some other officer or agent of the Corporation, or shall be required by law otherwise to be signed or executed; and, in general, he shall perform all duties incident to the office of Chief Executive Officer and such other duties as from time to time may be assigned to him by the Board.

5.8 President. The President shall be the chief operating officer of the Corporation and shall be responsible for the general and day-to-day management of the business of the Corporation. In the absence of the Chief Executive Officer or upon his request, the President shall perform the duties of Chief Executive Officer and when so acting shall have all the powers of the Chief Executive Officer. The offices of Chief Executive Officer and President may, alternatively, be held by the same person.

5.9 Vice Presidents. At the request of the Chairman of the Board, the Chief Executive Officer and the President, or in their absence, at the request of the Board, the Vice Presidents shall (in such order as may be designated by the Board or, in the absence of any such designation, in order of seniority based on age) perform all of the duties of the President and so acting shall have all the powers of and be subject to all restrictions upon the President. Any Vice President may also, with the Secretary or the Treasurer or an Assistant Secretary or Assistant Treasurer, sign certificates for shares of capital stock of the Corporation; may sign and execute in the name of the Corporation, deeds, mortgages, bonds, contracts or other instruments authorized by the Board, except in cases where the signing and execution thereof shall be expressly delegated by the Board or by the By-laws to some other officer or agent of the Corporation, or shall be required by law otherwise to be signed or executed; and shall perform such other duties as from time to time may be assigned to him by the Board or by the Chairman of the Board, the Chief Executive Officer or the President.

5.10 Secretary. The Secretary, if present, shall act as Secretary of all meetings of the stockholders and of the Board, and shall keep the minutes thereof in the proper book or books to be provided for that purpose; he shall see that all notices required to be given by the Corporation are duly given and served; he may, with the President or a Vice President, sign certificates for shares of capital stock the Corporation; he shall be custodian of the seal of the Corporation and may seal with the seal of the Corporation or a facsimile thereof, all certificates for shares of capital stock of the Corporation and all documents the execution of which on behalf of the Corporation under its corporate seal is authorized in accordance with the provisions of the By-laws; he shall have charge of the stock ledger and also of the other books, records and papers of the Corporation relating to its organization and management as a Corporation, and shall see that the reports, statements and other documents required by law are properly kept and filed; and shall, in general, perform all the duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Board, the Chairman of the Board, the Chief Executive Officer or by President.

5.11 Treasurer. The Treasurer shall have charge and custody of, and be responsible for, all funds, securities and notes of the Corporation; receive and give receipts for moneys due and payable to the Corporation from any sources whatsoever; deposit all such moneys in the name of the Corporation in such banks, trust companies or other depositaries as shall be selected in accordance with these By-laws; against proper vouchers, cause such funds to be disbursed by checks or drafts on the authorized depositaries of the Corporation signed in such manner as shall be determined in accordance with any provisions of the By-laws, and be responsible for the accuracy of the amounts of all moneys so disbursed; regularly enter or cause to be entered in books to be kept by him or under his direction full and adequate account of all moneys received or paid by him for the account of the Corporation; have the right to require, from time to time, reports or statements giving such information as he may desire with respect to any and all financial transactions of the Corporation from the officers or agents transacting the same; render to the Chairman of the Board, the Chief Executive Officer, the President and the Board, whenever they shall require him so to do, an account of the financial condition of the Corporation and of all his transactions as Treasurer; exhibit at all reasonable times his books of account and other records to any of the directors upon application at the office of the Corporation where those books and records are kept; and, in general, perform all the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the Board or by the Chairman of the Board, the Chief Executive Officer or the President; and he may sign with such officers certificates for shares of capital stock of the Corporation.

5.12 Assistant Secretaries and Assistant Treasurers. Assistant Secretaries and Assistant Treasurers shall perform such duties as shall be assigned to them by the Secretary or by the Treasurer, respectively, or by the Board or the President. Assistant Secretaries and Assistant Treasurers may, with the Chairman of the Board, the Chief Executive Officer or the President or a Vice President, sign certificates for shares of capital stock of the Corporation.




                              ARTICLE 6
            CONTRACTS, CHECKS, DRAFTS, BANK ACCOUNTS, ETC.

6.1 Execution of Contracts. The Board may authorize any officer, employee or agent, in the name and on behalf of the Corporation, to enter into any contract or execute and satisfy any instrument, and any such authority may be general or confined to specific instances, or otherwise limited.

6.2 Loans. The Chief Executive Officer, the President or any other officer, employee or agent authorized by the By-laws or by the Board may effect loans and advances at any time for the Corporation from any bank, trust company or other institutions or from any firm, corporation or individual and for such loans and advances may make, execute and deliver promissory notes, bonds or other certificates or evidences of indebtedness of the Corporation and, when authorized by the Board so to do, may pledge and hypothecate or transfer any securities or other property of the Corporation as security for any such loans or advances. The aforementioned authority conferred by the Board may be general or confined to specific instances or otherwise limited.

6.3 Checks, Drafts, Etc. All checks, drafts and other orders for the payment of money out of the funds of the Corporation and all notes or other evidences of indebtedness of the Corporation shall be signed on behalf of the Corporation in the manner determined from time to time by resolution of the Board.

6.4 Deposits. The funds of the Corporation not otherwise employed shall be deposited from time to time to the order of the Corporation in such banks, trust companies or other depositaries as the Board may select or as may be selected by an officer, employee or agent of the Corporation to whom such power may from time to time be delegated by the Board.



                              ARTICLE 7
                         STOCK AND DIVIDENDS

7.1 Certificates Representing Shares. The shares of capital stock of the Corporation and any warrants or other securities and the Corporation shall be represented by certificates in such form (consistent with the provisions of Section 158 of the General Corporation Law) as shall be approved by the Board. Certificates shall be signed by the Chief Executive Officer, the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and may be sealed with the seal of the Corporation or a facsimile thereof. The signatures of the officers upon a certificate may be facsimiles, if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation itself or its employee. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon any certificate shall have ceased to be an officer, transfer agent or registrar of the Corporation before the certificate is issued, the certificate may, unless otherwise ordered by the Board, be issued by the Corporation with the same effect as if that signatory continued to be an officer, transfer agent or registrar at the date of issue.

7.2 Transfer of Shares. Transfers of shares of capital stock of the Corporation or other securities of the Corporation shall be made only on the books of the Corporation by the holder thereof or by his duly authorized attorney appointed by a power of attorney duly executed and filed with the Secretary or a transfer agent of the Corporation, and on surrender of the certificate or certificates representing such shares of capital stock or other securities of the Corporation properly endorsed for transfer and upon payment of all necessary transfer taxes. Every certificate exchanged, returned or surrendered to the Corporation shall be marked "cancelled," with the date of cancellation, by the Secretary or an Assistant Secretary or the transfer agent of the Corporation. A person in whose name shares of capital stock or other securities of the Corporation shall stand on the books of the Corporation shall be deemed the owner thereof and, in the case of shares of capital stock of the Corporation, to receive dividends, to vote as such owner and for all other purposes as respects the Corporation. No transfer of shares of capital stock of the Corporation shall be valid as against the Corporation, its stockholders and creditors for any purpose, except to render the transferee liable for the debts of the Corporation to the extent provided by law, until the transfer shall have been entered on the books of the Corporation by an entry showing from and to whom transferred.

7.3 Transfer and Registry Agents. The Corporation may from time to time maintain one or more transfer offices or agents and registry offices or agents at such place or places as may be determined from time to time by the Board.

7.4 Lost, Destroyed, Stolen and Mutilated Certificates. The holder of any shares or other securities of the Corporation shall immediately notify the Corporation of any loss, destruction, theft or mutilation of the certificate representing those securities, and the Corporation may issue a new certificate to replace the certificate alleged to have been lost, destroyed, stolen or mutilated. The Board may, in its discretion, as a condition to the issue of any new certificate, require the owner of the lost, destroyed, stolen or mutilated certificate, or his legal representatives, to make proof satisfactory to the Board of the loss, destruction, theft or mutilation and to advertise that fact in such manner as the Board may require, and to give the Corporation or its transfer agents and registrars a bond in such form, in such sums and with such surety or sureties as the Board may direct, to indemnify the Corporation and its transfer agents and registrars against any claim that may be made against any of them on account of the continued existence of any certificate so alleged to have been lost, destroyed, stolen or mutilated and against any expense in connection with that claim.

7.5 Regulations. The Board may make such rules and regulations as it may deem expedient, not inconsistent with the By-laws or with the Certificate of Incorporation, concerning the issue, transfer and registration of certificates representing shares of its capital stock and other securities of the Corporation.

7.6 Restriction on Transfer of Stock. A written restriction on the transfer or registration of transfer of capital stock of the Corporation, if permitted by Section 202 of the General Corporation Law and noted conspicuously on the certificate representing the capital stock, may be enforced against the holder of the restricted capital stock or any successor or transferee of the holder including an executor, administrator, trustee, guardian or other fiduciary entrusted with like responsibility for the person or estate of the holder. Unless noted conspicuously on the certificate representing the capital stock, a restriction even though permitted by Section 202 of the General Corporation Law shall be ineffective except against a person with actual knowledge of the restriction. A restriction on the transfer or registration of transfer of capital stock of the Corporation may be imposed either by the Certificate of Incorporation or by an agreement among any number of stockholders or among stockholders and the Corporation. No restriction so imposed shall be binding with respect to capital stock issued prior to the adoption of the restriction unless the holders of the capital stock are parties to an agreement or voted in favor of the restriction.

7.7 Dividends, Surplus, Etc. Subject to the provisions of the Certificate of Incorporation and of applicable law, the Board

7.7.1 May declare and pay dividends or make other distributions on the outstanding shares of capital stock of the Corporation in such amounts and at such time or times as, in its discretion, the condition of the affairs of the Corporation shall render advisable;

7.7.2 May use and apply, in its discretion, any of the surplus of the Corporation in purchasing or acquiring any shares of capital stock of the Corporation, or purchase warrants therefor, in accordance with law, or any of its bonds, debentures, notes, script or other securities or evidences of indebtedness;

7.7.3 May set aside from time to time out of such surplus or net profits such sum or sums as, in its discretion, it may think proper, as a reserve fund to meet contingencies, or for equalizing dividends or for the purpose of maintaining or increasing the property or business of the Corporation, or for any other purpose it may deem conducive to the best interests of the Corporation.



                                ARTICLE 8
                             INDEMNIFICATION

8.1 Indemnification. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she or his or her testator or intestate is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation (or any constituent or predecessor corporation) as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, to the fullest extent permitted under the General Corporation Law. The foregoing provisions of this Section 8.1 shall be deemed to be a contract between the Corporation and each director and officer who serves in such capacity at any time while this Article 8 and the relevant provisions of the General Corporation Law and other applicable law, if any, are in effect, and any repeal or modification thereof shall not affect any rights or obligations then existing with respect to any state of facts then or theretofore existing or any action, suit or proceeding theretofore or thereafter brought or threatened based in whole or in part upon any such state of facts. Such right of indemnification shall not be deemed exclusive of any other rights to which any such person may be entitled apart from the foregoing provisions.

8.2 Insurance. The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of the Certificate of Incorporation, Section 8.1 of the By-laws or under the General Corporation Law or any other provision of law.




                            ARTICLE 9
                        BOOKS AND RECORDS

9.1 Books and Records. The Corporation shall keep correct and complete books and records of account and minutes of the proceedings of the stockholders, the Board and any committee of the Board at such places, within or without the State of Delaware, as the Board may from time to time determine. The Corporation shall keep at the office designated in the Certificate of Incorporation, or at the office of the Corporation or of the transfer agent or registrar of the Corporation, a record containing the names and addresses of all stockholders, the number and class of shares of capital stock and/or other securities of the Corporation held by each and the dates when they respectively become the owners of record thereof.

9.2 Form of Records. Any records maintained by the Corporation in the regular course of its business, including its stock ledger, books of account and minute books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs or any other information storage device, provided that the records so kept can be converted into clearly legible written form within a reasonable time. The Corporation shall so convert any records so kept upon the request of any person entitled to inspect the same.

9.3 Inspection of Books and Records. Except as otherwise provided by law, the Board shall determine from time to time whether and, if allowed, when and under what conditions and regulations, the accounts, books, minutes and other records of the Corporation, or any of them, shall be open to the inspection of the stockholders. ARTICLE 10 SEAL The Board may adopt a corporate seal which shall be in the form of a circle and shall bear the full name of the Corporation, the year of its incorporation and the word "Delaware."



                                ARTICLE 12
                           VOTING OF SHARES HELD

Unless otherwise provided by resolution of the Board, the President may, from time to time, appoint one or more attorneys or agents of the Corporation, in the name and on behalf of the Corporation, to cast the votes which the Corporation may be entitled to cast as a stockholder or otherwise in any other corporation, any of whose shares or securities may be held by the Corporation, at meetings of the holders of stock or other securities of such other corporation, or to consent in writing to any action by any such corporation, and may instruct the person or persons so appointed as to the manner of casting votes or giving consent, and may execute or cause to be executed on behalf of the Corporation and under its corporate seal, or otherwise, written proxies, consents, waivers or other instruments as he may deem necessary or proper in the premises; or the President may himself attend any meeting of the holders of the stock or other securities of any such other corporation and thereat vote or exercise any or all other powers of the Corporation as the holder of such stock or other securities of such other corporation.



                                ARTICLE 13
                                AMENDMENTS

The By-laws may be altered, amended, supplemented or repealed, or new By-laws may be adopted, by vote of the holders of the shares of capital stock of the Corporation entitled to vote in the election of directors. The By-laws may be altered, amended, supplemented or repealed, or new By-laws may be adopted, by the Board. Any By-laws adopted, altered, amended or supplemented by the Board may be altered, amended, supplemented or repealed by the stockholders entitled to vote thereon.





                                                        Exhibit 4(f)

                      VERSUS TECHNOLOGY, INC.
 Prime Plus 2% Series B Secured Subordinated Debentures Due October
                          31, 2007

Debenture  No. B         October 30, 2002        $



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

The Corporation further covenants, promises and agrees as follows:

1. Interest. Interest which shall accrue on the outstanding Principal Amount shall be payable in quarter-annual installments on the first days of August, November, February and May in each and every calendar year until the entire outstanding Principal Amount and all accrued and unpaid interest shall have been paid in full. If this Debenture shall be issued on a date other than the first day of November, the interest payable shall be prorated upon the number of days of such quarter-annual interest period during which this Debenture shall have been issued and outstanding. All accrued and unpaid interest, all outstanding Principal Amount, and all other amounts payable under this Debenture shall in any event be due and payable in full on the Due Date. All payments of principal and interest or principal or interest shall be made at _________________ or at such other place as may be designated in writing by the Registered Holder hereof. Interest will be computed on the basis of the actual number of days elapsed in a year of 360 days.

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

4.8  Certain Requirements for Transfer and Conversion.
4.8.1  In the absence of an effective Registration
Statement under the Securities Act of 1933, as amended (the
"Act"), it shall be a condition to any transfer or any conversion of this Debenture that the Corporation shall have received, at the time of such transfer or conversion:
(i) A representation in writing from the proposed transferee that the Debenture is being transferred or the Common Stock or Preferred Stock to be issued pursuant to exercise of the conversion rights hereof is being acquired for investment and not with a view to any sale or dis-tribution thereof which would constitute or result in a violation of the Act; (ii) such other assurances as are reasonably satisfactory to the Corporation that the transaction will not result in a violation of state or federal securities laws.

4.8.2 Each certificate representing the Debenture or the shares of Common Stock or Preferred Stock issued on conversion of this Debenture shall bear a legend substan-tially in the following form:

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

VERSUS TECHNOLOGY, INC.

ATTEST:                                BY:
_____________________________          _______________________________
   Anne Kubo, Secretary                  Gary T. Gaisser, President






                                 Exhibit A

                               ASSIGNMENT

	FOR VALUE RECEIVED, the undersigned hereby assigns to
	, the Series B Secured Convertible Debenture of Versus Technology,
Inc., No. B 		 and hereby irrevocably appoints 			,
Attorney, to transfer said Debenture on the books of the within named corporation, with full power of substitution in the premises.

	WITNESS my hand and seal this 	 day of 			, 	.

							                        (SEAL)

							                        (SEAL)

WITNESS:






State of

County of

Subscribed and sworn before me, a notary public, on this 	 day of
		, 	.



_________________________________, Notary Public

My commission expires:

Exhibit 10(a)

VERSUS TECHNOLOGY, INC.
1996 INCENTIVE RESTRICTED STOCK BONUS PLAN

1. PURPOSE. This Plan's purpose is to keep personnel of experience and ability in the employ of Versus Technology, Inc. and its Subsidiaries and to compensate them for their contributions to the growth and profits of the Company and its Subsidiaries and thereby induce them to continue to make such contributions in the future.

2. DEFINITIONS. For the purposes of this Plan, the following terms will have the definitions set forth below:
(a) "Company." Versus Technology, Inc.
(b) "Subsidiary" or "Subsidiaries." A corporation or corporations of which the Company owns, directly or indirectly, shares having a majority of the ordinary voting power for the election of directors.
(c) "Board." The Company's Board of Directors.
(d) "Date of Issuance." This term shall have the meaning supplied by Section 6(c), below.
(e) "Plan." Versus Technology, Inc. 1996 Incentive Restricted
Stock Bonus Plan.
(f) "Bonus Share(s)." The shares of common stock of the Company reserved pursuant to Section 3 hereof and any such shares issued to a Recipient pursuant to this Plan.
(g) "Recipient." An employee of the Company or a Subsidiary to whom shares are allocated under this Plan, or such individual's designated beneficiary, surviving spouse, estate, or legal representative. For this purpose, however, any such beneficiary, spouse, estate, or legal representative shall be considered as one person with the employee.
(h) "Restricted Period." This phrase shall have the meaning supplied by Section 7(c), below.

3. BONUS SHARE RESERVE.
(a) Bonus Share Reserve. The Company will establish a Bonus Share reserve to which will be credited 500,000 shares of the common stock of the Company, par value $0.01 per share.
Should the shares of the Company's common stock, due to a stock split or stock dividend or combination of shares or any other change, or exchange for other securities, by reclassification, reorganization, merger, consolidation, recapitalization or otherwise, be increased or decreased or changed into or exchanged for, a different number or kind of shares of stock or other securities of the Company or of another corporation, the number of shares then remaining in the Bonus Share reserve shall be appropriately adjusted to reflect such action. If any such adjustment results in a fractional share, the fraction shall be disregarded.
(b) Adjustments to Reserve. Upon the allocation of shares hereunder, the reserve will be reduced by the number of shares so allocated and, upon the failure to make the required payment on the issuance of any Bonus Shares pursuant to Section 6(a) or upon the repurchase thereof pursuant to
Section 7(d)(i) or (ii) or Section 9 hereof, the reserve shall be increased by such number of shares, and such Bonus Shares may again be the subject of allocations hereunder.
(c) Distributions of Bonus Shares. Distributions of Bonus Shares, as the Board shall in its sole discretion determine, may be made from authorized but unissued shares or from treasury shares. All authorized and unissued shares issued as Bonus
Shares in accordance with the Plan shall be fully paid and non-assessable shares and free from preemptive rights.
4. ELIGIBILITY AND MAKING OF ALLOCATIONS.
(a) Eligible Employees. Any salaried employee of the Company or any Subsidiary (including officers, other than the President, and, excluding directors) shall be eligible to receive an allocation of Bonus Shares pursuant to the Plan.
(b) Selection by the President. From the employees eligible to receive allocations pursuant to the Plan, the President may from time to time select those employees to whom he recommends that the Board make allocations. Such recommendations shall include a recommendation as to the number of Bonus Shares that should be allocated to each such individual. In selecting those employees whom he wishes to recommend for allocations and in determining the number of Bonus Shares he wishes to recommend, the President shall consider the position and responsibilities of the eligible employees, the value of their services to the Company and its Subsidiaries and such other factors as the President deems pertinent.
(c) Review by Board of President's Recommendations. As promptly as practicable after the President recommends making allocations pursuant to (b), above, the Board will review the President's recommendations and, in the Board's discretion, allocate to the employees the Board selects from those employees recommended by the President a number of Bonus
Shares not in excess of the number recommended for each employee by the President. The date of such action by the Board shall be the "date of allocation," as that term is used in this Plan.
(d) Participation in Other Stock Option Plans. A person who has received options to purchase stock under any stock option plan of the Company or a Subsidiary may exercise the same in accordance with their terms, and will not by reason thereof be ineligible to receive Bonus Shares under this Plan.
(e) Limit on Number of Allocable Shares. The total number of Bonus shares which may be allocated pursuant to this Plan will not exceed the amount available therefor in the Bonus
Share reserve.
(f) Non-exclusivity of Plan. Nothing contained herein is intended to amend, modify or rescind any previously approved compensation plans or programs entered into by the Company or any of its Subsidiaries. This Plan shall be in addition to any and all such plans or programs.
5. FORM OF ALLOCATIONS.
(a) Number Specified. Each allocation shall specify the number of Bonus Shares subject thereto, subject to the provisions of
Section 4.
(b) Notice. When an allocation is made, the Board shall advise the Recipient and the Company thereof by delivery of written notice in the form of Exhibit A hereto annexed.
6. PAYMENT REQUIRED OF RECIPIENTS.
(a) Acceptance of Allocation. Within 15 days from the date of allocation, the Recipient shall, if he desires to accept the allocation, pay to the Company an amount equal to the par value of the Bonus Shares so allocated, in cash or by check or money order at the office of its Treasurer.
(b) Investment Purpose. The Company will require that, in acquiring any Bonus Shares, the Recipient agree with, and represent to, the Company that the Recipient is acquiring such Bonus Shares for the purpose of investment and with no present intent to transfer, sell, or otherwise dispose of such shares except for such distribution by a legal representative as shall be required by will or the laws of any jurisdiction in winding up the estate of any Recipient.
Such shares shall be transferable thereafter only if the proposed transfer is permitted under the Plan and if, in the opinion of counsel (who shall be satisfactory to the Company), such transfer at such time complies with applicable securities laws.
(c) Written Agreement/Date of Issuance. Concurrently with making payment of the par value of Bonus Shares pursuant to Section
6(a) the Recipient shall deliver to the Company, in duplicate, an Acceptance of Bonus Share Allocation, signed by the Recipient, in form and substance as set forth in Exhibit
B, below, and the Company will promptly acknowledge its receipt thereof. The date of such delivery and receipt shall be deemed the "Date of Issuance," as that phrase is used in this Plan, of the Bonus Shares to which the shares relate.
The failure to make such payment and delivery within 15 days from the date of allocation shall terminate the allocation of such shares to the Recipient.
7. RESTRICTIONS.
(a) Transfer/Issuance. Bonus Shares after the making of the payment and representations, etc., required by Section 6, will be promptly issued or transferred and a certificate or certificates for such shares shall be issued in the Recipient's name, but such certificate or certificates shall be held by the Company until the restrictions shall have lapsed in accordance herewith. The Recipient shall thereupon be a shareholder of all the shares represented by the certificate or certificates. As such, the Recipient will have all the rights of a shareholder with respect to such shares, including the right to vote them and to receive all dividends and other distributions subject to Section 7(b) paid with respect to them, provided, however, that the shares shall be subject to the restrictions in Section 7(d). Stock certificates representing Bonus Shares will be imprinted with a legend stating that
"The shares of Versus Technology, Inc. Common Stock evidenced by this certificate are subject to the terms and restrictions of the Versus Technology, Inc. 1996
Incentive Restricted Stock Bonus Plan; such shares are subject to repurchase under the terms of this Plan;
and such shares shall not be sold, transferred, assigned, pledged, encumbered or otherwise alienated or hypothecated except pursuant to the provisions of said Plan, a copy of which is available from Versus
Technology, Inc. upon request."
Each transfer agent for the Common Stock shall be instructed to like effect in respect of such shares. Upon lapse or other termination of such restrictions, the Company will deliver such certificate or certificates to the person entitled.
(b) Stock Splits, Dividends, etc. If, due to a stock split, stock dividend, combination of shares, or any other changes or exchange for other securities by reclassification, reorganization, merger, consolidation, recapitalization or otherwise, the Recipient, as the owner of Bonus Shares subject to restrictions hereunder, shall be entitled to new, additional, or different shares of stock or securities, the certificate or certificates for, or other evidences of, such new, additional, or different shares or securities, together with a stock power or other instrument of transfer appropriately endorsed, also shall be imprinted with a legend as provided in Section 7(a) and deposited by the Recipient with the Company. When the event(s) described in the preceding sentence occur, all Plan provisions relating to restrictions and lapse of restrictions will apply to such new, additional, or different shares or securities to the extent applicable to the shares with respect to which they were distributed, provided, however, that if the Recipient shall receive rights, warrants or fractional interests in respect of any of such Bonus Shares, such rights or warrants may be held, exercised, sold or otherwise disposed of, and such fractional interests may be settled, by the Recipient free and clear of the restrictions hereafter set forth.
(c) Restricted Period. The term "Restricted Period" with respect to restricted Bonus Shares (after which restrictions shall lapse) means a period starting on the Date of Issuance of such shares to the Recipient and ending on such date not less than three (3) years after the Date of Issuance, as the President may establish at the time of allocations of shares hereunder.
(d) Restrictions on Bonus Shares. The restrictions to which restricted Bonus Shares shall be subject are:
(i) During the Restricted Period applicable to such shares and except as otherwise specifically provided in the Plan, none of such shares shall be sold, exchanged, transferred, pledged, hypothecated, or otherwise disposed of unless they first, by written notice, have been offered to the Company for repurchase for the same amount as was paid therefor under Section 6, with appropriate adjustment for any change in the Bonus Shares of the nature described in
Section 7(b) and the Company shall not within 30 days following such offer have so repurchased the shares and made payment in full therefor. Unless such repurchase is otherwise prohibited by the laws of the State of Delaware currently in effect at the time of an offer of Bonus Shares to the Company for repurchase pursuant to the terms of this Plan, the Company shall repurchase said shares and make payment in full therefor within thirty (30) days following such offer.

(ii) If a Recipient's employment is terminated for any reason, including such Recipient's death or disability, at any time before the Restricted Period ends, such termination shall be deemed an offer to the Company as described in Section 7(d)(i) as to:
(A) All such shares issued to such Recipient, if such termination occurs within one year from the Date of Issuance;
(B) 75% of the total number of such shares originally issued including any other or additional securities issued in respect thereof, as contemplated by Section 7(b) to such Recipient, if such termination occurs more than one year after the Date of Issuance but prior to two years after that date;
(C) 50% of the total number of such shares originally issued (including any other or additional securities issued in respect thereof, as contemplated by Section 7(b) to such Recipient, if the termination occurs on or after two years after the Date of Issuance but prior to the end of the Restricted Period.
(e) Lapse of Restricted Period. The restriction set forth in
Section 7(d) hereof, with respect to the Bonus Shares to which such Restricted Period was applicable, will lapse upon expiration of the Restricted Period or the earlier of (i) as to such shares in accordance with the times(s) and number(s) of shares as to which the Restricted Period expires, as described in Section 7(d)(ii), or (ii) as to any shares which the Company will fail to purchase when they are offered to the Company, as described in Section 7(d)(i), upon the Company's failure to so repurchase. The President may at any time in his sole discretion accelerate or waive all or any portion of restrictions remaining in respect of the Bonus
Share allocation. This right may be exercised for any or all Recipients.
(f) Transfers Upon Death of Recipient. Nothing in this Plan will preclude the transfer of restricted Bonus Shares, on the Recipient's death, to the Recipient's legal representatives or estate, nor preclude such representatives from transferring any of such shares to the person(s) entitled thereto by will or the laws of descent and distribution, provided, however, that any shares so transferred as to which such restrictions have not lapsed will remain subject to all restrictions and obligations imposed on them by this Plan.
(g) Delivery of Written Notice. All notices in writing required pursuant to this Section 7 will be sufficient only if actually delivered, either by personal hand delivery or delivery via registered or certified mail, postage prepaid, to the Company, attention Chief Financial Officer.

8. FINALITY OF DETERMINATION. The President will administer this Plan and construe its provisions. Any determination by the President
(except insofar as he will make recommendations only) in carrying out, administering, or construing this Plan will be final and binding for all purposes and upon all interested persons and their heirs, successors and personal representatives.

9. LIMITATIONS.
(a) No right to Allocation. No person will at any time have any right to receive an allocation of Bonus Shares hereunder and no person will have authority to enter into an agreement for the making of an allocation or to make any representation or warranty with respect thereto. ( b) Rights of Recipients. Recipients of allocations will have no rights in respect thereof other than those set forth in the Plan. Except as provided in Sections 6(b) or 7(f), such rights may not be assigned or transferred except by will or by the laws of descent and distribution. If any attempt is made to sell, exchange, transfer, pledge, hypothecate, or otherwise dispose of any Bonus Shares held by the Recipient under restrictions which have not yet lapsed, the shares that are the subject of such attempted disposition will be deemed offered to the Company for repurchase, and the Company will repurchase them, as described in Section 7(d)(i). Before issuance of Bonus Shares, no such shares will be earmarked for the Recipients' accounts nor will such Recipients have any rights as stockholders with respect to such shares.
(c) No Right to Continued Employment. Neither the Company's action in establishing the Plan, nor any action taken by it or by the Board or the President under the Plan, nor any provision of the Plan, will be construed as giving to any person the right to be retained in the employ of the Company or any Subsidiary.
(d) Limitation on Actions. Every right of action by or on behalf of the Company or by any shareholder against any past, present, or future member of the Board, the President, or any officer or employee of the Company arising out of or in connection with this Plan shall, regardless of the place where the action may be brought and regardless of the place of residence of any such director, committee member, officer or employee, cease and be barred by the expiration of one year from the later of: (i) the date of the act or omission in respect of which such right of action arises or (ii) the first date upon which there has been made generally available to shareholders an annual report of the Company and a proxy statement for the annual meeting of shareholders following the issuance of such annual report, which annual report and proxy statement alone or together set forth, for the related period, the amount of allocations. In addition, any and all right of action by any employee (past, present or future) against the Company, the Board or the President arising out of or in connection with this Plan will, regardless of the place where action may be brought and regardless of the place of residence of the President, cease and be barred by the expiration of one year from the date of the act or omission in respect of which such right of action arises.

10. AMENDMENT, SUSPENSION OR TERMINATION OF PLAN. The Board may amend, suspend or terminate the Plan in whole or in part at any time; provided that such amendment will not affect adversely rights or obligations with respect to allocations previously made; and provided further, that no modification of the Plan by the Board without approval of the shareholders will (i) increase the maximum number of Bonus Shares reserved pursuant to Section 3; (ii) change the provisions of Section 4 with respect to the total number of Bonus shares that may be allocated under the Plan; or (iii) render the President eligible to receive an allocation.

11. GOVERNING LAW. The plan will be governed by the laws of the State of Delaware.

12. EXPENSES OF ADMINISTRATION. All costs and expenses incurred in the operation and administration of this Plan will be borne by the Company.

13. REGISTRATION OF BONUS SHARES.
(a) Registration Requirement. If the Company determines at any time to register any of its securities under the Securities Act of 1933 (or similar statute then in effect) the Company, at its expense, will include among the securities which it then registers all Bonus Shares or other stock or securities issued in respect thereof, in exchange therefor, or in replacement thereof as to which the Restricted Period has expired. The requirement of the preceding sentence, however, will not apply to the extent that any Recipient at that time has no present intent to sell or distribute the relevant shares. Also, in the case of stock or securities not of the Company, the Company's obligation under this Section 13 will be limited to using its best efforts to effect such registration.
(b) Written Notification. As to each registration pursuant to this Section 13, the Company will keep the Recipients advised in writing as to the initiation of proceedings for such registration and as to the completion thereof, and at its expense will keep such registration effective for a period of nine months, or until all sales and distributions contemplated in connection therewith are completed, whichever period is shorter. Each Recipient will at his own expense furnish to the Company such information regarding the Recipient and the Recipient's ownership of Bonus Shares (or other stock securities) as the Company may reasonably request in writing in connection with any such registration.
(c) Prospectus; Indemnification. The Company, at its expense, will furnish to each Recipient such number of prospectuses incident to any such registration as such Recipient from time to time reasonably may request.

In addition, the Company will indemnify each such Recipient against all claims, losses, damages, and liabilities caused by any untrue statement of a material fact contained in such prospectus (or in any related registration statement) or by any omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same may have been caused by an untrue statement or omission based upon information furnished in writing to the Company by such Recipient expressly for use therein. Further, as a condition precedent to the obligations of the Company pursuant to this Section 13, each Recipient will agree in writing to indemnify the Company against all claims, losses, damages and liabilities caused by an untrue statement or omission based upon information furnished to the Company by such Recipient expressly for use therein.

VERSUS TECHNOLOGY, INC. BY:  ____________________________
                              GARY T. GAISSER, PRESIDENT

DATED AS OF:                 ___________________


EXHIBIT A
VERSUS TECHNOLOGY, INC.
1996 INCENTIVE RESTRICTED STOCK BONUS PLAN

NOTICE TO EMPLOYEE

To: 1._______________ , Recipient, and
    2. Chief Financial Officer, Versus Technology, Inc. This is to advise you that Versus Technology, Inc.'s Board of Directors has on the date of this notice allocated to the Recipient above named a total of ______ bonus Shares under and pursuant to the Versus Technology, Inc. 1996 Incentive Restricted Stock Bonus Plan.

For these shares to be issued, the Recipient must make payment of $_____ and deliver to the Treasurer of the Company an agreement in the form of Exhibit B attached hereto, within 15 days from the date of this notice.

The Restricted Period for the above Bonus Shares shall be three years from the Date of Issuance as set forth in the Acceptance of Bonus Share Allocation.

Versus Technology, Inc. By:      Gary T. Gaisser, President

Effective Date:                  October 30,1996

EXHIBIT B
VERSUS TECHNOLOGY, INC.
1996 INCENTIVE RESTRICTED STOCK BONUS PLAN
ACCEPTANCE OF BONUS SHARE ALLOCATION

To: Chief Financial Officer, Versus Technology, Inc. Enclosed is the sum of $________________, being equal to the par value of _______ Bonus Shares allocated to and purchased by me pursuant to the Versus Technology, Inc. 1996 Incentive Restricted Stock Bonus Plan.

I represent and agree that I am acquiring these Bonus Shares for investment and that I have no present intention to transfer, sell or otherwise dispose of such shares, except as permitted pursuant to the Plan and in compliance with applicable securities laws. I agree further that I am acquiring these shares in accordance with, and subject to, the terms, provisions and conditions of said Plan, to all of which I hereby expressly assent. These agreements will bind and inure to the benefit of my heirs, legal representatives, successors and assigns.

My address of record is: ________________________(Recipient)

My Social Security Number is:

Receipt of the above together with the payment referred to, is hereby acknowledged.

VERSUS TECHNOLOGY, INC.

By:

Date:________________ (Date of Issuance)

ELECTION TO INCLUDE VALUE OF RESTRICTED PROPERTY
IN GROSS INCOME IN YEAR OF TRANSFER UNDER CODE SECTION 83(b)

The undersigned hereby elects pursuant to Section 83(b) of the Internal Revenue Code with respect to the property described below and supplies the following information in accordance with the regulations promulgated thereunder:

1. The name, address and taxpayer identification number of the undersigned is: Taxpayer I.D. No.

2. Description of property with respect to which the election is being made: _______ shares of Common Stock, par value $0.01 per share of Versus Technology, Inc.

3. The date on which property was transferred is_____________________: The taxable year to which this election relates is calendar year ____.

4. The nature of the restriction(s) to which the property is subject is: If, on or before_______________, the employment of the taxpayer by Versus Technology, Inc. terminates, other than by reason of taxpayer's death or disability, the taxpayer must resell the property transferred to Versus Technology, Inc. for $0.01 per share.

The property is non-transferable in the taxpayer's hands, by virtue of language to that effect stamped on the stock certificate.

5. Fair market value: The fair market value at time of transfer (determined without regard to any restrictions other than restrictions which by their terms will never lapse) of the property with respect to which this election is being made is ________ per share.

6. Amount paid for property: The amount paid by taxpayer for said property is_____________ per share.

7. Furnishing statement to employer: A copy of this statement has been furnished to Versus Technology, Inc.

Dated:



                                                        Exhibit 10(b)
                    Versus Technology, Inc.
             1996 Employee Incentive Stock Option Plan

The Board of Directors has adopted and submitted to shareholders for their approval the 1996 Incentive Stock Option Plan, which is attached. Pursuant to this Plan, a Committee of the Board of Directors can determine to grant options to key employees of the Company for periods up to 10 years from the date of grant of up to 2,000,000 shares of the Company's Common Stock. The Company has had, over the years, a number of plans designed to provide incentive to employees. As a result of the decline in the price of the Common Stock and the termination of substantially all of the executive officers of the Corporation during the past three years, there are, at present, no options outstanding granted pursuant to any of these plans. All of the prior plans have been terminated by actions of the Board of Directors.

Of the 2,000,000 shares made available for option grant under the Plan, approximately 1,000,000 shares are expected to be granted to the Company's President and Chief Executive Officer, Gary T. Gaisser. If all of the options and warrants presently outstanding were exercised by their holders, the shares made available for option grant under this Plan would constitute approximately 10% of the Company's outstanding common shares.

The Plan would become effective on the date of adoption by shareholders and will continue for ten (10) years. Each option granted under the plan will have a duration of up to ten years from the date of the grant of the option. Options granted under the Plan must be granted at a price no lower than the current fair market value of the Common Stock on the date of grant. In the event an employee should, for any reason, terminate or be terminated as an employee of the Corporation, the option expires on the date of termination, but the Board in its sole discretion may extend this period for up to three months. If an employee should die while in the employment of the Company or become disabled, the option would be exercisable for a period of one year from the date of death. Neither of the above extension periods shall extend the option beyond its initial 10-year term. The tax consequences associated with the grant and exercise of incentive stock options depend upon the provisions of Internal Revenue Code, which may be changed during the course of the Plan. As of the date of adoption of the Plan, the grant of an incentive stock option does not constitute a taxable event. If the employee exercises an incentive stock option within one year of the date of grant, or if within one year of the date of exercise the employee sells the shares acquired upon exercise of the option (a "disqualifying disposition"), the difference between the purchase price and the current value of the Common Stock on the date of exercise will be taxable to the employee as ordinary income and the Company will receive a corresponding tax deduction as a business expense. Should the employee exercise the incentive stock option without making a disqualifying disposition, then the exercise of the incentive stock option will not normally constitute a taxable event to the employee, nor will the Company receive a corresponding deduction. However, the difference between the fair market value of the Common Stock on the date of exercise and the exercise price of the option may constitute a tax preference item, and effect the employee's computation of any alternative minimum tax which may be due. If the employee shall sell his shares more than one year after the date of exercise, then upon ultimate sale of the stock, the employee would incur capital gain tax on the difference between the sale price and the exercise price. Should, however, the employee have made a disqualifying disposition, the transaction will be taxed as a capital gain on the difference between the price of the stock at the time of exercise and the proceeds received from the sale of the stock.

In the event an employee shall exercise an option at a time when there is no currently effective registration statement covering the shares, the Company's obligation to deliver shares pursuant to the option is subject to the employee providing an approved representation of investment intent, and the shares delivered by the Company may be restricted as to transfer in accordance with applicable securities laws. However, it is anticipated that the Company will file a registration statement on Form S-8 to permit delivery of unrestricted stock.


Exhibit 10(d)
LEASE

THIS LEASE entered into as of the 1st day of April, 1996, between Traverse Software Investment L.L.C., a Michigan limited liability company, of 3676 Jackson Road, Kingsley, Michigan, 49649 (hereinafter referred to as "Landlord") and Versus Technology, Inc., a Delaware corporation, of 2320 Aero Park Court, Traverse City, Michigan, 49686 (hereinafter referred to as "Tenant").

W I T N E S S E T H :

1. Leased Premises. Landlord leases to Tenant and Tenant hires from Landlord that portion of the building to be constructed by Landlord, located at Cass Road, Traverse City, Michigan (2600 Miller Creek Dr.) consisting of approximately 9,000 to 10,000 square feet, as shown outlined in red on the attached drawing and consisting of approximately 5,000 sq. feet, including a specialized area for electronic manufacturing/assembly with installed antistatic tile, an area suitable for use by Tenant to meet its currently estimated shipping and receiving needs, and additional space within the building to be shared and used in common with other tenants in the building (hereinafter the "Premises"); subject, however, to easements, liens and restrictions of record, if any, and present and future zoning or other laws and regulations relating to the Premises.

2. Term. The original term of this Lease shall be for a period of 60 months commencing on the 1st day of July, 1996, and ending on the 30th day of June, 2001, regardless of actual entry, subject to the provisions of this Lease. If Landlord is unable to give possession of the Premises on the date of commencement of the term of this Lease because construction repairs or improvements are not completed, rent shall abate for the period that possession by Tenant is delayed. If such delay shall continue for more than 180 days, Tenant may, within ten (10) days after the expiration of the said 180 day period, give the Landlord a notice of election to terminate this Lease. Unless possession of the Premises is sooner made available, this Lease shall terminate on the tenth day after the giving of the said notice and Landlord shall return to Tenant all sums previously paid. Landlord shall have no obligation to Tenant for failure to give possession except as provided in this paragraph, nor shall the failure to give such possession extend the term of this Lease beyond the stated ending date.

3. Rent.

(a) Minimum Rent. The fixed minimum rent for the Premises shall be $57,000.00 Dollars per year payable by Tenant to Landlord in equal monthly installments of $4,750.00 Dollars each, on or before the first day of each month in advance during the term hereof without any prior demand therefor and without deduction or set off whatsoever, the first monthly rental payment to be paid upon the date Tenant is notified that the Premises are ready for occupancy.

(b) Additional Rent. Minimum rent as provided in Paragraph 3(a) hereof shall be increased from time to time as follows:

(1) The minimum monthly rent provided for in Paragraph 3(a) shall be increased on July 1, 1997, and on July 1 of each year thereafter, so that the minimum rent for that ensuing 12 month period shall be equal to 1.04 times the minimum rent applicable to the preceding 12 month period.

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

(3) The Tenant shall pay to the Landlord's building contractor, Eastwood Custom Homes, Inc., the sum of $35,000.00 as and when the building contractor submits an invoice therefor after the tenant improvements applicable to Tenant have been installed. Subject to Paragraph 2, said $35,000.00 shall be non- refundable, shall be for the Landlord's benefit, and all tenant improvements applicable to Tenant shall belong to the Landlord upon termination of the Lease.

5. Security Deposit. A security deposit of one month's rent, in addition to the first monthly rental payment, shall be paid to Landlord upon execution of this Lease. Upon expiration or termination of the term of this Lease, the Landlord shall return such security deposit to the Tenant less (1) any amounts expended to repair or clean the Premises; (2) any unpaid rentals then due; and (3) the cost of performing any obligations imposed upon Tenant by this Lease.

6. Place for Payment of Rent. All payments of rent shall be made at Landlord's address set forth above or at such other place as Landlord shall designate from time to time in writing.

7. Utilities and Other Services . Tenant shall pay one half of all charges for electricity, telephone, snow plowing, janitorial services, trash pickup, and all other utilities and services used on or at the Premises during the term of this Lease. Landlord shall bill Tenant periodically, and Tenant shall pay the same in accordance with paragraph 3(b)(2) of this Lease.

8. Net Lease. It is the intention of the Landlord and Tenant that the rent herein provided shall be net to the Landlord in each year during the term of this Lease, that all costs, expenses and obligations of any kind relating to the Premises (except as otherwise specifically provided in the Lease) which may arise or become due during the term of this Lease shall be paid by Tenant, and that the Landlord shall be indemnified by the Tenant against all such costs, expenses and obligations.

9. Use of Premises. Tenant shall use and occupy the Premises only for office administrative and computer software support and educational purposes, as approved from time to time by the Landlord, and for no other purpose without the prior written consent of Landlord.

10. Preparation of Premises. Tenant shall pay all expenses of preparing the Premises for Tenant's occupancy, except as may be otherwise agreed in writing.

11. Acceptance of Premises. Except as Landlord and Tenant may otherwise agree in writing at such time, the taking of possession by Tenant shall be conclusive evidence that, at such time, the Premises were in satisfactory or acceptable condition. Landlord has made no representations as to the condition of the Premises except as herein provided and Landlord shall not be liable for any latent or patent defects therein.

12. Improvements and Alterations. Tenant may make alterations to the interior of the Premises, at its own expense, provided that no structural damage results; and further provided that any such alterations or improvements shall first be approved by Landlord in writing.

13. Maintenance and Repair. The Landlord, after receiving written notice from the Tenant and having reasonable opportunity thereafter to obtain the necessary workmen therefor, agrees to keep in good order and repair the roof and the four outer walls of the Premises but not the doors, door frames, the window glass, window casing, window boxes, windows or any of the appliances or appurtenances of the doors or window casings, window frames and windows, or any attachment thereto or attachments to the building or Premises used in connection therewith. Landlord shall not be responsible for any repairs, structural or otherwise, which are a result of the negligence or willful conduct of Tenant. Tenant shall maintain the interior of the Premises, including the plate glass windows and plumbing and heating systems, in good order and repair. Any repairs made by Tenant shall be done by a contractor approved in writing by the Landlord before such work is commenced. If Tenant shall fail to properly maintain and repair the Premises, Landlord may elect not to treat such failure as a breach of this Lease, in which case Landlord may cause the repairs to be done and shall charge the expense thereof against Tenant, to be paid immediately upon presentation of a statement therefor.

14. Insurance. Landlord shall carry fire and extended coverage insurance on the building in which the Premises are located; provided, however, Tenant shall reimburse Landlord for 50% of such expense upon billing in accordance with paragraph 3(b)2) of this Lease. Tenant shall reimburse Landlord for 100% of that portion of the expense, if any, attributable to any improvements made by Tenant or resulting from ratings or penalties imposed by reason of Tenant's business. Tenant shall maintain insurance on Tenant's leasehold improvements, and on the contents on property in or about the Premises. Tenant shall, at its own cost and expense, obtain and keep in force, for its own benefit and the benefit of the Landlord, public liability insurance with coverage in such amounts as Landlord may reasonably request from time to time, but not less than Three Million ($3,000,000.00) Dollars to any individual and Five Million ($5,000,000.00) Dollars for each accident, together with property damage insurance with coverage of at least Two Million ($2,000,000.00) Dollars for each accident; a duplicate certificate of issuance of such insurance shall be furnished to Landlord. Such insurance shall be non-cancelable without ten (10) days written notice to Landlord. Except for the public liability coverage required of Tenant hereunder, Tenant shall not obtain any separate insurance concurrent in form or contributing in the event of loss with that required of Landlord hereunder, unless Landlord is included therein as the insured, with the loss payable in accordance with this Lease.

15. Waiver of Subrogation. The parties hereto agree to use good faith efforts to have at no additional cost any and all fire, extended coverage or any and all material damage insurance which may be carried endorsed with the following subrogation clause: "This insurance shall not be invalidated should the insured waive in writing prior to a loss any or all right of recovery against any party for loss occurring to the property described herein"; and each party hereto hereby waives all claims for recovery from the other party or Landlord for any loss or damage to any of its property insured under valid and collectible insurance policies to the extent of any recovery collectible under such insurance subject to the limitation that this waiver shall apply only when it is either permitted or by the use of such good faith efforts could have been so permitted by the applicable policy of insurance.

16. Indemnity. Tenant agrees to indemnify and hold harmless Landlord from any and all claims, demands or liabilities of whatsoever kind or nature which in any way arise out of Tenant's use and occupancy of the Premises, whether or not such claims, demands or liabilities arose in part from the negligence of Landlord, but not where any such claim, demand or liability arises from the sole negligence of Landlord. The liability of Tenant to indemnify Landlord as herein set forth shall not extend to any matter against which Landlord shall be effectively protected by insurance; provided, however, that if such liability shall exceed the amount of the effective and collectible insurance in question, the said liability of Tenant shall apply to such excess.

17. Signs. All signs and advertising displayed in and about the Premises shall be such only as advertise the business carried on upon said Premises, and no sign shall be displayed excepting such as shall be approved by the Landlord prior to the installation thereof.

18. Tenant's Personal Property and Taxes. All personal property of Tenant kept on the Premises shall be at Tenant's sole risk, and Tenant hereby waives all right of recovery which it might otherwise have against Landlord for any loss, theft or damage to Tenant's personal property, excepting such loss, theft or damage as may result from Landlord's sole negligence. Tenant shall pay promptly when due all personal property taxes levied on, or with respect to, personal property owned by Tenant. Landlord shall pay all real property taxes and assessments levied on the Premises; provided, however, Tenant shall reimburse Landlord for 50% of such expense upon billing in accordance with paragraph 3(b) of this Lease. In the event Landlord and/or Tenant hereafter adds onto the existing building, the foregoing percentage will be adjusted to reflect the relative assessed value of the portions of the building occupied by Tenant.

19. Destruction - Fire or Other Cause. If the Premises shall be rendered untenantable by fire or other casualty, then Landlord shall make the Premises tenantable as speedily as possible, and the rent shall be abated in whole or in part, according to the portion of the Premises which is rendered untenantable, during the period of untenantability, except that there shall be no such abatement if such fire or other casualty shall be caused by the negligence of Tenant or its agents, employees, invitee or licensees, and further, there shall be no abatement for the time required for the replacement or repair of any property of Tenant, in excess of the time required to make the Premises tenantable.

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

20. Laws and Regulations. Tenant shall, at its own cost and expense, comply with all of the requirements of all laws and regulations, municipal, state and federal, now in force, or which may hereafter be in force, pertaining to the Premises, and the use and occupancy thereof. To the extent that any renovation of all or a part of the building in which the Premises are located requires any part of the Premises to be upgraded to meet code requirements, Tenant shall bear the cost and expense of upgrading.

21. Eminent Domain. In the event that the Premises be lawfully condemned or taken in any manner for any public or quasi-public use, this Lease shall terminate as of the date of actual taking. In the event that any part of the Premises be so condemned or taken, Landlord shall have the right to terminate this Lease as of the date of actual taking by giving Tenant written notice of such termination; but should Landlord not so terminate this Lease, this Lease shall cease as to the part taken and the rent adjusted so that Tenant shall pay a pro-rata portion of the rent determined by the amount of space (and rate therefor) remaining after the taking. Landlord shall be entitled to receive the entire award from any such condemnation or taking of the Premises or any part thereof, without deduction therefrom for any estate or interest granted to Tenant by this Lease, provided, that nothing herein contained shall be deemed to prevent Tenant from claiming compensation for relocation costs or loss for interruption of business in the event an award with respect thereto is provided for by law or is fixed in the proceeding in which such taking shall occur; provided, further, that Tenant shall be entitled to such amount, if any, awarded for condemnation, or taking of personal property owned by Tenant, which personal property is not attached to the real estate as an appurtenance thereto.

22. Assignment and Subletting. Tenant shall not assign, mortgage or in any way encumber this Lease, nor any part, right or interest thereof, nor shall Tenant let or sublet or permit any part of the Premises to be used or occupied by others for any reason whatsoever, unless Landlord shall consent thereto in writing in each and every case and instance. Landlord shall have the absolute right to withhold consent for any reason or no reason.

An assignment within the meaning of this paragraph shall be deemed to include one (1) or more sales or transfers by operation of law or otherwise, or issuance of new stock, by which an aggregate of more than 50% of Tenant's voting stock shall be vested in a party or parties who are non-stockholders on the date hereof. For the purpose of this paragraph, stock ownership shall be determined in accordance with the provisions set forth in section 544 of the Internal Revenue Code as the same existed on January 1, 1996.

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

23. Default and Termination. If any one or more of the following events (hereinafter referred to as "Events of Default") shall occur:
(a) If Tenant shall fail to make payment of any rent or additional rent or percentage rent when due and such default shall continue for a period of ten (10) days after notice from Landlord to Tenant specifying the items in default; or
(b) If default shall be made by Tenant in the performance or compliance with any of the agreements, terms, covenants or conditions in this Lease other than those referred to in subparagraph (a) hereof for a period of twenty (20) days after notice from Landlord to Tenant specifying the items in default, or in the case of a default on a contingency which cannot with due diligence be cured within the said twenty
(20) day period, Tenant fails to proceed with the said twenty
(20) day period to cure the same and thereafter to proceed with the curing of such default with due diligence (it being the intention hereby in connection with a default not susceptible of being cured with due diligence within the said twenty (20) day period that the time within which to cure the same be extended for such period of time as may be necessary, exercising all due diligence, to complete the same);
then and in any such event Landlord at any time thereafter may give written notice to Tenant specifying such Event or Events of Default and stating that this Lease and the term hereof shall expire and terminate on the date specified in such notice, which shall be at least ten (10) days after the giving of such notice, and upon the date specified in such notice this Lease and the term hereof and all rights of Tenant under this Lease including any renewal privileges, whether or not exercised, shall expire and terminate, and Tenant shall remain liable as hereinafter provided.

24. Damages. If this Lease shall be terminated under the provisions of the preceding paragraph or by summary proceedings or otherwise, or if the Premises or any part thereof shall be abandoned by Tenant or shall become vacant during the term hereof, Landlord may in Landlord's own name, but as agent for Tenant if this Lease not be terminated, or if this Lease be terminated, in Landlord's own behalf, relet Premises or any part thereof, or said Premises, with additional premises, for such term or terms (which may be greater or less than the period which would otherwise have constituted the balance of the term of this Lease) and on such conditions (which may include concessions or free rent and alterations of the demised Premises) as Landlord may determine in Landlord's sole and uncontrolled discretion and may collect and receive rents therefor. Landlord shall in no way be responsible or liable for any failure to relet the Premises or any part thereof, or for any failure to collect any rent due upon such reletting.

No such expiration or termination of this Lease, or summary proceedings, abandonment or vacancy, shall relieve Tenant of its liability and obligation under this Lease, whether or not the demised Premises shall be relet. In any such event, Tenant shall pay Landlord the rent and all other charges required to be paid by Tenant up to the time of such event. Thereafter:

(a) (i) Tenant, until the end of the term of this Lease, or what would have been such term in the absence of any such event, shall be liable to Landlord as damages for Tenant's default for the equivalent of the amount of the rent and charges which would be payable under this Lease by Tenant if this Lease were still in effect, less the net proceeds of any reletting effected pursuant to the provisions of this paragraph, after deducting all Landlord's expenses in connection with such reletting, including, without limitation, all repossession costs, brokerage and management commissions, operating expenses, legal expenses, reasonable attorneys' fees, alterations costs, and expenses of preparation of such reletting.
(ii) Tenant shall pay such current damages (herein called "deficiency") to Landlord monthly on the days on which the rent would have been payable under this Lease if this Lease were still in effect, and Landlord shall be entitled to recover from Tenant each monthly deficiency as the same shall arise.
(b) If the demised Premises or any part thereof be relet by Landlord for the unexpired term of this Lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such reletting shall prima facie be the fair and reasonable rental value for the part or the whole of the Premises so relet during the term of the reletting.
(c) If this Lease be terminated by summary proceedings or otherwise, or if the Premises are abandoned or become vacant, and whether or not the Premises be relet, Landlord shall be entitled to recover from Tenant, and Tenant shall pay to Landlord, in addition to any damages becoming due under this paragraph 24, the following: an amount equal to all expenses, if any, including reasonable counsel fees, incurred by Landlord in recovering possession of the demised Premises, and all reasonable costs and charges for the care of said Premises while vacant, which damages shall be due and payable by Tenant to Landlord at such time or times as such expenses are incurred by Landlord.

25. Surrender of Premises. Upon the expiration or the termination of the term of this Lease, or any extension of the term in accordance herewith, Tenant shall quit and surrender the Premises to Landlord in good order and broom clean condition, ordinary wear and damage by the elements excepted; and Landlord upon or at any such expiration or termination may without further notice enter upon and re-enter the Premises and possess and repossess Landlord thereof, by force, summary proceedings, ejectment or otherwise, and may dispossess and remove Tenant and all other persons and property from the Premises. Tenant shall remove all of its property, including but not limited to trade fixtures, provided such removal can be accomplished without damage to the Premises. In the event any such removal would result in damage to the Premises, Tenant may remove such property only with the written consent of Landlord. Landlord may condition such consent on Tenant's placing in escrow an amount of money which Landlord in Landlord's sole discretion determines is sufficient to make any repairs necessitated by any such removal. Any property of Tenant or of anyone claiming under Tenant which shall remain on the Premises after the expiration or termination of the Lease term, shall be deemed to have been abandoned by Tenant, and either may be removed by Landlord as its property or may be disposed of in such manner as Landlord may see fit, and Landlord shall not be responsible for the same. Except as otherwise herein provided, any improvements to or installations on the Premises made by Tenant shall become the property of the Landlord and shall remain on the Premises at the termination of the Lease.

26. Access to Premises. Landlord shall have the right to enter upon the Premises at all reasonable hours for the purpose of inspecting same, preventing waste, loss or destruction, removing obstructions, making such repairs or alterations as it is obligated to make under the terms of this Lease, or to enforce any of Landlord's rights or powers under this instrument, and Landlord shall not be liable nor responsible for any loss that may accrue to Tenant's business by reason thereof. The Landlord may show the Premises to prospective tenants at any time during the last six (6) months of the term hereof or any renewal term of this Lease, subject to the consent of Tenant which shall not be unreasonably withheld.

27. Subordination. This Lease is subject and subordinate to all underlying leases, and mortgages which nor or hereafter affect the Premises and to all renewals, modifications, consolidations, replacements and extensions thereof. Tenant shall execute promptly from time to time any certificate or other instrument that Landlord may request to confirm this subordination.

28. No Waiver. The failure of either party to enforce any covenant or condition of this Lease shall not be deemed a waiver thereof or of the right of either party to enforce each and every covenant and condition of this Lease. No provision of this Lease shall be deemed to have been waived unless such waiver be in writing.

29. Notices. All notices, bills or statements required hereunder shall be in writing, and shall be deemed to have been given if either delivered personally or mailed by certified or registered mail to Landlord at Landlord's address and to Tenant at the Premises. Either party may change the address for notice, bills or statements by giving notice of such changes as hereinabove set out.

30. Successors and Assigns. The covenants, conditions and agreements contained in this Lease shall bind and inure to the benefit of Landlord and Tenant and their respective successors, and except as otherwise provided in this Lease, their assigns.

31. Quiet Enjoyment. Landlord covenants and agrees with Tenant that upon Tenant's paying the rent and observing and performing all the terms, covenants and conditions on Tenant's part to be performed and observed, Tenant may peaceably and quietly enjoy the Premises leased hereby.

32. Lien. In case Tenant shall default in the payment of rent, additional rent and expenses, as the same become due and payable, Tenant for the purpose of securing the payment of such rent and the performance of Tenant's covenants herein contained, does hereby mortgage and grant a security interest in all the fixtures, equipment and supplies now owned by Tenant or hereafter owned by Tenant and located on the Premises during the term, or any additional term, and does hereby authorize and empower Landlord to foreclose the same, take possession of all of the property and sell the same at public auction and account for the proceeds thereof according to the laws of the State of Michigan, first giving Tenant at least thirty (30) days notice of the time and place of such auction. Tenant hereby agrees to execute and deliver to Landlord a financing statement for filing in the appropriate public office to give public notice of Landlord's security interest hereby granted.

33. Holding Over. Notwithstanding any provision of law or any judicial decisions to the contrary, no notice shall be required from either party to terminate this Lease on the expiration date herein specified, and anything herein contained and implied to the contrary notwithstanding, a holding over by the Tenant, its successors or assigns, beyond the expiration of such term, shall give rise to a tenancy from month to month only at a monthly rental rate equal to three times the monthly rental rate in effect on the expiration date. Tenant will not enter into any sublease for a period beyond the expiration of this Lease or, if this Lease be renewed, beyond any renewal period. If, nevertheless, any subtenant of Tenant or anyone holding by, through, or under Tenant should fail to surrender possession of the Premises, or any part thereof, by the expiration date of this Lease (or any renewal date, if this Lease should be renewed), Tenant shall take appropriate action or proceedings to remove any such subtenant or person from said Premises and shall conduct such action or proceedings with reasonable diligence and continuity until the completion thereof. While such action or proceedings are pending Tenant shall not be deemed a holdover tenant but shall be deemed a month-to-month tenant at a monthly rent in the same amount as that provided for during the last month of the preceding term. If, within a reasonable time after expiration of the term or renewal term, as the case may be, Tenant shall have failed to remove any such subtenant or person, who shall be holding by, through or under Tenant, Tenant shall reimburse Landlord for the reasonable cost and expense, including attorneys' fees, which Landlord may incur if Landlord shall seek to remove any such subtenant or person.

34. Entire Agreement. This Lease contains and fully integrates the entire agreement between the parties and shall not be modified in any manner except by an instrument in writing executed by the parties. If any term or provision of this Lease or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which is held invalid or unenforceable, shall not be affected thereby and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

35. Partial Payment of Rent. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy provided in this Lease.

36. Title to Property to be Preserved. Tenant agrees, and notice is hereby given, that no mechanic's or other liens shall in any manner or degree affect the title of the Landlord to land hereby leased, nor shall anything in this Lease contained authorize the Tenant to encumber or impair in any manner the title of the Landlord in the Premises, lands, buildings or personal property.

37. Gender. Words of any gender in this Lease shall be held to include any other gender in this Lease and words in the singular shall be held to include the plural when the sense requires.

38. Tenant's Estoppel Certificates. Tenant shall, without charge, at any time and from time to time, within ten (10) days after request by Landlord, certify by written instrument, duly executed, acknowledged and delivered, to Landlord or any other person, firm or corporation specified by Landlord:
(a) That this Lease is unmodified and in full force and effect, or, if there have been any modifications, that the same is in full force and effect as modified and stating the modifications;
(b) whether or not there are then existing any set-offs or defenses against the enforcement of any of the agreements, terms, covenants or conditions hereof and any modifications hereof upon the part of Tenant to be performed or complied with, and, if so, specifying the same;
(c) the dates, if any, to which the minimum rent, additional rent and other charges hereunder have been paid in advance;
(d) the date of expiration of the current term; and
(e) the net rent then payable under this Lease.
39. Landlord's Estoppel Certificate. Landlord shall, without charge, at any time and from time to time, within ten (10) days after request by Tenant or leasehold mortgagee certify by written instrument, duly executed, acknowledged and delivered, to the effect that this Lease is unmodified and in full force and effect (or if there shall have been modifications that the same is in full force and effect as modified and stating the modifications) and the dates to which the net rent and other charges have been paid, the date of expiration of the current term, the net rent then payable under this Lease, and stating whether or not, to the best knowledge of the person executing such certificate on behalf of Landlord, Tenant is in default in performance of any covenant, agreement or condition contained in this Lease and, if so, specifying each such default of which the person executing such certificate may have knowledge.

IN WITNESS WHEREOF, the parties hereto have executed this Lease and affixed their seals as of the date first above written.

Witnesses:                                LANDLORD:
                                 TRAVERSE SOFTWARE INVESTMENT L.L.C
                                 By: _______________________________
                                           Gary T. Gaisser
                                 Its: Authorized Agent

TENANT:                               Versus Technology, Inc.
                                 By: _______________________________
                                            Debra Boyer,
                                      Chief Financial Officer

Exhibit  10(e)
LEASE

THIS LEASE entered into as of the 1st day of April, 1996, between Traverse Software Investment L.L.C., a Michigan limited liability company, of 3676 Jackson Road, Kingsley, Michigan, 49649 (hereinafter referred to as "Landlord") and Olmsted Engineering Co., a Michigan corporation, of 2320 Aero Park Court, Traverse City, Michigan, 49686 (hereinafter referred to as "Tenant").

W I T N E S S E T H :

1. Leased Premises. Landlord leases to Tenant and Tenant hires from Landlord that portion of the building to be constructed by Landlord, located at Cass Road, Traverse City, Michigan (2600 Miller Creek Dr.) consisting of approximately 9,000 to 10,000 square feet, as shown outlined in red on the attached drawing and consisting of approximately 4,000 sq. feet, including a specialized area for electronic manufacturing/assembly with installed antistatic tile, an area suitable for use by Teneant to meet its currently estimated shipping and receiving needs, and additional space within the building to be shared and used in common with other tenants in the building (hereinafter the "Premises"); subject, however, to easements, liens and restrictions of record, if any, and present and future zoning or other laws and regulations relating to the Premises.

2. Term. The original term of this Lease shall be for a period of 60 months commencing on the 1st day of July, 1996, and ending on the 30th day of June, 2001, regardless of actual entry, subject to the provisions of this Lease. If Landlord is unable to give possession of the Premises on the date of commencement of the term of this Lease because construction repairs or improvements are not completed, rent shall abate for the period that possession by Tenant is delayed. If such delay shall continue for more than 180 days, Tenant may, within ten (10) days after the expiration of the said 180 day period, give the Landlord a notice of election to terminate this Lease. Unless possession of the Premises is sooner made available, this Lease shall terminate on the tenth day after the giving of the said notice and Landlord shall return to Tenant all sums previously paid. Landlord shall have no obligation to Tenant for failure to give possession except as provided in this paragraph, nor shall the failure to give such possession extend the term of this Lease beyond the stated ending date.

3. Rent.

(a) Minimum Rent. The fixed minimum rent for the Premises shall be $54,000.00 Dollars per year payable by Tenant to Landlord in equal monthly installments of $4,500.00 Dollars each, on or before the first day of each month in advance during the term hereof without any prior demand therefor and without deduction or set off whatsoever, the first monthly rental payment to be paid upon the date Tenant is notified that the Premises are ready for occupancy. ( b) Additional Rent. Minimum rent as provided in Paragraph 3(a) hereof shall be increased from time to time as follows:
(1) The minimum monthly rent provided for in Paragraph 3(a) shall be increased on July 1, 1997, and on July 1 of each year thereafter, so that the minimum rent for that ensuing 12 month period shall be equal to 1.04 times the minimum rent applicable to the preceding 12 month period.
(2) The Tenant shall pay as additional rent any money and charges required to be paid pursuant to the terms of this Lease whether or not the same may be designated "additional rent." If such amounts or charges are not paid at the time provided in this Lease, they shall nevertheless, if not paid when due, be collectible as additional rent with the next installment of rent thereafter falling due hereunder, but nothing herein contained shall be deemed to suspend or delay the payment of any amount of money or charge at the time the same becomes due and payable hereunder, or limit any other remedy of the Landlord.
(3) To induce the Landlord to promptly proceed with the construction of the building, and to include therein various features and improvements which are specifically desired by the Tenant, the Tenant shall pay to Landlord the sum of $50,000.00 upon the execution and delivery of this Lease.
Subject to Paragraph 2, said $50,000.00 shall be non-refundable, shall be for the Landlord's benefit, and all tenant improvements applicable to Tenant shall belong to the Landlord upon termination of the Lease.
5. Security Deposit. A security deposit of one month's rent, in addition to the first monthly rental payment, shall be paid to Landlord upon execution of this Lease. Upon expiration or termination of the term of this Lease, the Landlord shall return such security deposit to the Tenant less (1) any amounts expended to repair or clean the Premises; (2) any unpaid rentals then due; and (3) the cost of performing any obligations imposed upon Tenant by this Lease.

6. Place for Payment of Rent. All payments of rent shall be made at Landlord's address set forth above or at such other place as Landlord shall designate from time to time in writing.

7. Utilities and Other Services . Tenant shall pay one half of all charges for electricity, telephone, snow plowing, janitorial services, trash pickup, and all other utilities and services used on or at the Premises during the term of this Lease. Landlord shall bill Tenant periodically, and Tenant shall pay the same in accordance with paragraph 3(b)(2) of this Lease.

8. Net Lease. It is the intention of the Landlord and Tenant that the rent herein provided shall be net to the Landlord in each year during the term of this Lease, that all costs, expenses and obligations of any kind relating to the Premises (except as otherwise specifically provided in the Lease) which may arise or become due during the term of this Lease shall be paid by Tenant, and that the Landlord shall be indemnified by the Tenant against all such costs, expenses and obligations.

9. Use of Premises. Tenant shall use and occupy the Premises only for office administrative and computer software support and educational purposes, as approved from time to time by the Landlord, and for no other purpose without the prior written consent of Landlord.

10. Preparation of Premises. Tenant shall pay all expenses of preparing the Premises for Tenant's occupancy, except as may be otherwise agreed in writing.

11. Acceptance of Premises. Except as Landlord and Tenant may otherwise agree in writing at such time, the taking of possession by Tenant shall be conclusive evidence that, at such time, the Premises were in satisfactory or acceptable condition. Landlord has made no representations as to the condition of the Premises except as herein provided and Landlord shall not be liable for any latent or patent defects therein.

12. Improvements and Alterations. Tenant may make alterations to the interior of the Premises, at its own expense, provided that no structural damage results; and further provided that any such alterations or improvements shall first be approved by Landlord in writing.

13. Maintenance and Repair. The Landlord, after receiving written notice from the Tenant and having reasonable opportunity thereafter to obtain the necessary workmen therefor, agrees to keep in good order and repair the roof and the four outer walls of the Premises but not the doors, door frames, the window glass, window casing, window boxes, windows or any of the appliances or appurtenances of the doors or window casings, window frames and windows, or any attachment thereto or attachments to the building or Premises used in connection therewith. Landlord shall not be responsible for any repairs, structural or otherwise, which are a result of the negligence or willful conduct of Tenant. Tenant shall maintain the interior of the Premises, including the plate glass windows and plumbing and heating systems, in good order and repair. Any repairs made by Tenant shall be done by a contractor approved in writing by the Landlord before such work is commenced. If Tenant shall fail to properly maintain and repair the Premises, Landlord may elect not to treat such failure as a breach of this Lease, in which case Landlord may cause the repairs to be done and shall charge the expense thereof against Tenant, to be paid immediately upon presentation of a statement therefor.

14. Insurance. Landlord shall carry fire and extended coverage insurance on the building in which the Premises are located; provided, however, Tenant shall reimburse Landlord for 50% of such expense upon billing in accordance with paragraph 3(b)2) of this Lease. Tenant shall reimburse Landlord for 100% of that portion of the expense, if any, attributable to any improvements made by Tenant or resulting from ratings or penalties imposed by reason of Tenant's business. Tenant shall maintain insurance on Tenant's leasehold improvements, and on the contents on property in or about the Premises. Tenant shall, at its own cost and expense, obtain and keep in force, for its own benefit and the benefit of the Landlord, public liability insurance with coverage in such amounts as Landlord may reasonably request from time to time, but not less than Three Million ($3,000,000.00) Dollars to any individual and Five Million ($5,000,000.00) Dollars for each accident, together with property damage insurance with coverage of at least Two Million ($2,000,000.00) Dollars for each accident; a duplicate certificate of issuance of such insurance shall be furnished to Landlord. Such insurance shall be non-cancelable without ten (10) days written notice to Landlord. Except for the public liability coverage required of Tenant hereunder, Tenant shall not obtain any separate insurance concurrent in form or contributing in the event of loss with that required of Landlord hereunder, unless Landlord is included therein as the insured, with the loss payable in accordance with this Lease.

15. Waiver of Subrogation. The parties hereto agree to use good faith efforts to have at no additional cost any and all fire, extended coverage or any and all material damage insurance which may be carried endorsed with the following subrogation clause: "This insurance shall not be invalidated should the insured waive in writing prior to a loss any or all right of recovery against any party for loss occurring to the property described herein"; and each party hereto hereby waives all claims for recovery from the other party or Landlord for any loss or damage to any of its property insured under valid and collectible insurance policies to the extent of any recovery collectible under such insurance subject to the limitation that this waiver shall apply only when it is either permitted or by the use of such good faith efforts could have been so permitted by the applicable policy of insurance.

16. Indemnity. Tenant agrees to indemnify and hold harmless Landlord from any and all claims, demands or liabilities of whatsoever kind or nature which in any way arise out of Tenant's use and occupancy of the Premises, whether or not such claims, demands or liabilities arose in part from the negligence of Landlord, but not where any such claim, demand or liability arises from the sole negligence of Landlord. The liability of Tenant to indemnify Landlord as herein set forth shall not extend to any matter against which Landlord shall be effectively protected by insurance; provided, however, that if such liability shall exceed the amount of the effective and collectible insurance in question, the said liability of Tenant shall apply to such excess.

17. Signs. All signs and advertising displayed in and about the Premises shall be such only as advertise the business carried on upon said Premises, and no sign shall be displayed excepting such as shall be approved by the Landlord prior to the installation thereof.

18. Tenant's Personal Property and Taxes. All personal property of Tenant kept on the Premises shall be at Tenant's sole risk, and Tenant hereby waives all right of recovery which it might otherwise have against Landlord for any loss, theft or damage to Tenant's personal property, excepting such loss, theft or damage as may result from Landlord's sole negligence. Tenant shall pay promptly when due all personal property taxes levied on, or with respect to, personal property owned by Tenant. Landlord shall pay all real property taxes and assessments levied on the Premises; provided, however, Tenant shall reimburse Landlord for 50% of such expense upon billing in accordance with paragraph 3(b) of this Lease. In the event Landlord and/or Tenant hereafter adds onto the existing building, the foregoing percentage will be adjusted to reflect the relative assessed value of the portions of the building occupied by Tenant.

19. Destruction - Fire or Other Cause. If the Premises shall be rendered untenantable by fire or other casualty, then Landlord shall make the Premises tenantable as speedily as possible, and the rent shall be abated in whole or in part, according to the portion of the Premises which is rendered untenantable, during the period of untenantability, except that there shall be no such abatement if such fire or other casualty shall be caused by the negligence of Tenant or its agents, employees, invitee or licensees, and further, there shall be no abatement for the time required for the replacement or repair of any property of Tenant, in excess of the time required to make the Premises tenantable.

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

20. Laws and Regulations. Tenant shall, at its own cost and expense, comply with all of the requirements of all laws and regulations, municipal, state and federal, now in force, or which may hereafter be in force, pertaining to the Premises, and the use and occupancy thereof. To the extent that any renovation of all or a part of the building in which the Premises are located requires any part of the Premises to be upgraded to meet code requirements, Tenant shall bear the cost and expense of upgrading.

21. Eminent Domain. In the event that the Premises be lawfully condemned or taken in any manner for any public or quasi-public use, this Lease shall terminate as of the date of actual taking. In the event that any part of the Premises be so condemned or taken, Landlord shall have the right to terminate this Lease as of the date of actual taking by giving Tenant written notice of such termination; but should Landlord not so terminate this Lease, this Lease shall cease as to the part taken and the rent adjusted so that Tenant shall pay a pro-rata portion of the rent determined by the amount of space (and rate therefor) remaining after the taking. Landlord shall be entitled to receive the entire award from any such condemnation or taking of the Premises or any part thereof, without deduction therefrom for any estate or interest granted to Tenant by this Lease, provided, that nothing herein contained shall be deemed to prevent Tenant from claiming compensation for relocation costs or loss for interruption of business in the event an award with respect thereto is provided for by law or is fixed in the proceeding in which such taking shall occur; provided, further, that Tenant shall be entitled to such amount, if any, awarded for condemnation, or taking of personal property owned by Tenant, which personal property is not attached to the real estate as an appurtenance thereto.

22. Assignment and Subletting. Tenant shall not assign, mortgage or in any way encumber this Lease, nor any part, right or interest thereof, nor shall Tenant let or sublet or permit any part of the Premises to be used or occupied by others for any reason whatsoever, unless Landlord shall consent thereto in writing in each and every case and instance. Landlord shall have the absolute right to withhold consent for any reason or no reason.

An assignment within the meaning of this paragraph shall be deemed to include one (1) or more sales or transfers by operation of law or otherwise, or issuance of new stock, by which an aggregate of more than 50% of Tenant's voting stock shall be vested in a party or parties who are non-stockholders on the date hereof. For the purpose of this paragraph, stock ownership shall be determined in accordance with the provisions set forth in section 544 of the Internal Revenue Code as the same existed on January 1, 1996.

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

23. Default and Termination. If any one or more of the following events (hereinafter referred to as "Events of Default") shall occur:
(a) If Tenant shall fail to make payment of any rent or additional rent or percentage rent when due and such default shall continue for a period of ten (10) days after notice from Landlord to Tenant specifying the items in default; or
(b) If default shall be made by Tenant in the performance or compliance with any of the agreements, terms, covenants or conditions in this Lease other than those referred to in subparagraph (a) hereof for a period of twenty (20) days after notice from Landlord to Tenant specifying the items in default, or in the case of a default on a contingency which cannot with due diligence be cured within the said twenty
(20) day period, Tenant fails to proceed with the said twenty
(20) day period to cure the same and thereafter to proceed with the curing of such default with due diligence (it being the intention hereby in connection with a default not susceptible of being cured with due diligence within the said twenty (20) day period that the time within which to cure the same be extended for such period of time as may be necessary, exercising all due diligence, to complete the same);
then and in any such event Landlord at any time thereafter may give written notice to Tenant specifying such Event or Events of Default and stating that this Lease and the term hereof shall expire and terminate on the date specified in such notice, which shall be at least ten (10) days after the giving of such notice, and upon the date specified in such notice this Lease and the term hereof and all rights of Tenant under this Lease including any renewal privileges, whether or not exercised, shall expire and terminate, and Tenant shall remain liable as hereinafter provided.

24. Damages. If this Lease shall be terminated under the provisions of the preceding paragraph or by summary proceedings or otherwise, or if the Premises or any part thereof shall be abandoned by Tenant or shall become vacant during the term hereof, Landlord may in Landlord's own name, but as agent for Tenant if this Lease not be terminated, or if this Lease be terminated, in Landlord's own behalf, relet Premises or any part thereof, or said Premises, with additional premises, for such term or terms (which may be greater or less than the period which would otherwise have constituted the balance of the term of this Lease) and on such conditions (which may include concessions or free rent and alterations of the demised Premises) as Landlord may determine in Landlord's sole and uncontrolled discretion and may collect and receive rents therefor. Landlord shall in no way be responsible or liable for any failure to relet the Premises or any part thereof, or for any failure to collect any rent due upon such reletting.

No such expiration or termination of this Lease, or summary proceedings, abandonment or vacancy, shall relieve Tenant of its liability and obligation under this Lease, whether or not the demised Premises shall be relet. In any such event, Tenant shall pay Landlord the rent and all other charges required to be paid by Tenant up to the time of such event. Thereafter:

(a) (i) Tenant, until the end of the term of this Lease, or what would have been such term in the absence of any such event, shall be liable to Landlord as damages for Tenant's default for the equivalent of the amount of the rent and charges which would be payable under this Lease by Tenant if this Lease were still in effect, less the net proceeds of any reletting effected pursuant to the provisions of this paragraph, after deducting all Landlord's expenses in connection with such reletting, including, without limitation, all repossession costs, brokerage and management commissions, operating expenses, legal expenses, reasonable attorneys' fees, alterations costs, and expenses of preparation of such reletting.
(ii) Tenant shall pay such current damages (herein called "deficiency") to Landlord monthly on the days on which the rent would have been payable under this Lease if this Lease were still in effect, and Landlord shall be entitled to recover from Tenant each monthly deficiency as the same shall arise.
(b) If the demised Premises or any part thereof be relet by Landlord for the unexpired term of this Lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such reletting shall prima facie be the fair and reasonable rental value for the part or the whole of the Premises so relet during the term of the reletting.
(c) If this Lease be terminated by summary proceedings or otherwise, or if the Premises are abandoned or become vacant, and whether or not the Premises be relet, Landlord shall be entitled to recover from Tenant, and Tenant shall pay to Landlord, in addition to any damages becoming due under this paragraph 24, the following: an amount equal to all expenses, if any, including reasonable counsel fees, incurred by Landlord in recovering possession of the demised Premises, and all reasonable costs and charges for the care of said Premises while vacant, which damages shall be due and payable by Tenant to Landlord at such time or times as such expenses are incurred by Landlord.

25. Surrender of Premises. Upon the expiration or the termination of the term of this Lease, or any extension of the term in accordance herewith, Tenant shall quit and surrender the Premises to Landlord in good order and broom clean condition, ordinary wear and damage by the elements excepted; and Landlord upon or at any such expiration or termination may without further notice enter upon and re-enter the Premises and possess and repossess Landlord thereof, by force, summary proceedings, ejectment or otherwise, and may dispossess and remove Tenant and all other persons and property from the Premises. Tenant shall remove all of its property, including but not limited to trade fixtures, provided such removal can be accomplished without damage to the Premises. In the event any such removal would result in damage to the Premises, Tenant may remove such property only with the written consent of Landlord. Landlord may condition such consent on Tenant's placing in escrow an amount of money which Landlord in Landlord's sole discretion determines is sufficient to make any repairs necessitated by any such removal. Any property of Tenant or of anyone claiming under Tenant which shall remain on the Premises after the expiration or termination of the Lease term, shall be deemed to have been abandoned by Tenant, and either may be removed by Landlord as its property or may be disposed of in such manner as Landlord may see fit, and Landlord shall not be responsible for the same. Except as otherwise herein provided, any improvements to or installations on the Premises made by Tenant shall become the property of the Landlord and shall remain on the Premises at the termination of the Lease.

26. Access to Premises. Landlord shall have the right to enter upon the Premises at all reasonable hours for the purpose of inspecting same, preventing waste, loss or destruction, removing obstructions, making such repairs or alterations as it is obligated to make under the terms of this Lease, or to enforce any of Landlord's rights or powers under this instrument, and Landlord shall not be liable nor responsible for any loss that may accrue to Tenant's business by reason thereof. The Landlord may show the Premises to prospective tenants at any time during the last six (6) months of the term hereof or any renewal term of this Lease, subject to the consent of Tenant which shall not be unreasonably withheld.

27. Subordination. This Lease is subject and subordinate to all underlying leases, and mortgages which nor or hereafter affect the Premises and to all renewals, modifications, consolidations, replacements and extensions thereof. Tenant shall execute promptly from time to time any certificate or other instrument that Landlord may request to confirm this subordination. 95

28. No Waiver. The failure of either party to enforce any covenant or condition of this Lease shall not be deemed a waiver thereof or of the right of either party to enforce each and every covenant and condition of this Lease. No provision of this Lease shall be deemed to have been waived unless such waiver be in writing.

29. Notices. All notices, bills or statements required hereunder shall be in writing, and shall be deemed to have been given if either delivered personally or mailed by certified or registered mail to Landlord at Landlord's address and to Tenant at the Premises. Either party may change the address for notice, bills or statements by giving notice of such changes as hereinabove set out.

30. Successors and Assigns. The covenants, conditions and agreements contained in this Lease shall bind and inure to the benefit of Landlord and Tenant and their respective successors, and except as otherwise provided in this Lease, their assigns.

31. Quiet Enjoyment. Landlord covenants and agrees with Tenant that upon Tenant's paying the rent and observing and performing all the terms, covenants and conditions on Tenant's part to be performed and observed, Tenant may peaceably and quietly enjoy the Premises leased hereby.

32. Lien. In case Tenant shall default in the payment of rent, additional rent and expenses, as the same become due and payable, Tenant for the purpose of securing the payment of such rent and the performance of Tenant's covenants herein contained, does hereby mortgage and grant a security interest in all the fixtures, equipment and supplies now owned by Tenant or hereafter owned by Tenant and located on the Premises during the term, or any additional term, and does hereby authorize and empower Landlord to foreclose the same, take possession of all of the property and sell the same at public auction and account for the proceeds thereof according to the laws of the State of Michigan, first giving Tenant at least thirty (30) days notice of the time and place of such auction. Tenant hereby agrees to execute and deliver to Landlord a financing statement for filing in the appropriate public office to give public notice of Landlord's security interest hereby granted.

33. Holding Over. Notwithstanding any provision of law or any judicial decisions to the contrary, no notice shall be required from either party to terminate this Lease on the expiration date herein specified, and anything herein contained and implied to the contrary notwithstanding, a holding over by the Tenant, its successors or assigns, beyond the expiration of such term, shall give rise to a tenancy from month to month only at a monthly rental rate equal to three times the monthly rental rate in effect on the expiration date. Tenant will not enter into any sublease for a period beyond the expiration of this Lease or, if this Lease be renewed, beyond any renewal period. If, nevertheless, any subtenant of Tenant or anyone holding by, through, or under Tenant should fail to surrender possession of the Premises, or any part thereof, by the expiration date of this Lease (or any renewal date, if this Lease should be renewed), Tenant shall take appropriate action or proceedings to remove any such subtenant or person from said Premises and shall conduct such action or proceedings with reasonable diligence and continuity until the completion thereof. While such action or proceedings are pending Tenant shall not be deemed a holdover tenant but shall be deemed a month-to-month tenant at a monthly rent in the same amount as that provided for during the last month of the preceding term. If, within a reasonable time after expiration of the term or renewal term, as the case may be, Tenant shall have failed to remove any such subtenant or person, who shall be holding by, through or under Tenant, Tenant shall reimburse Landlord for the reasonable cost and expense, including attorneys' fees, which Landlord may incur if Landlord shall seek to remove any such subtenant or person.

34. Entire Agreement. This Lease contains and fully integrates the entire agreement between the parties and shall not be modified in any manner except by an instrument in writing executed by the parties. If any term or provision of this Lease or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which is held invalid or unenforceable, shall not be affected thereby and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

35. Partial Payment of Rent. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy provided in this Lease.

36. Title to Property to be Preserved. Tenant agrees, and notice is hereby given, that no mechanic's or other liens shall in any manner or degree affect the title of the Landlord to land hereby leased, nor shall anything in this Lease contained authorize the Tenant to encumber or impair in any manner the title of the Landlord in the Premises, lands, buildings or personal property.

37. Gender. Words of any gender in this Lease shall be held to include any other gender in this Lease and words in the singular shall be held to include the plural when the sense requires.

38. Tenant's Estoppel Certificates. Tenant shall, without charge, at any time and from time to time, within ten (10) days after request by Landlord, certify by written instrument, duly executed, acknowledged and delivered, to Landlord or any other person, firm or corporation specified by Landlord:
(a) That this Lease is unmodified and in full force and effect, or, if there have been any modifications, that the same is in full force and effect as modified and stating the modifications;
(b) whether or not there are then existing any set-offs or defenses against the enforcement of any of the agreements, terms, covenants or conditions hereof and any modifications hereof upon the part of Tenant to be performed or complied with, and, if so, specifying the same;
(c) the dates, if any, to which the minimum rent, additional rent and other charges hereunder have been paid in advance;
(d) the date of expiration of the current term; and
(e) the net rent then payable under this Lease.

39. Landlord's Estoppel Certificate. Landlord shall, without charge, at any time and from time to time, within ten (10) days after request by Tenant or leasehold mortgagee certify by written instrument, duly executed, acknowledged and delivered, to the effect that this Lease is unmodified and in full force and effect (or if there shall have been modifications that the same is in full force and effect as modified and stating the modifications) and the dates to which the net rent and other charges have been paid, the date of expiration of the current term, the net rent then payable under this Lease, and stating whether or not, to the best knowledge of the person executing such certificate on behalf of Landlord, Tenant is in default in performance of any covenant, agreement or condition contained in this Lease and, if so, specifying each such default of which the person executing such certificate may have knowledge.

IN WITNESS WHEREOF, the parties hereto have executed this Lease and affixed their seals as of the date first above written.


Witnesses:                                   LANDLORD:
                                TRAVERSE SOFTWARE INVESTMENT L.L.C
                                By: ___________________________
                                          Gary T. Gaisser
                                Its: Authorized Agent

                                             TENANT:
                                     Olmsted Engineering Co.
                                 By: __________________________
                                     Henry Tenarvitz, President


Exhibit 10(f)
EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (hereinafter referred to as the "Agreement") is made effective as of this 1st day of July, 1996, by and between VERSUS TECHNOLOGY, INC., 2320 West Aero Park Court, Traverse City, MI 49686 (hereinafter referred to as the "Corporation"), a Delaware corporation qualified to do business in Michigan, and Gary T. Gaisser of 3676 Jackson Road, Kingsley, MI 49649 (hereinafter referred to as the "Employee").

IN WITNESS WHEREOF, the parties hereto for good and valuable consideration the receipt and sufficiency of which is hereby acknowledged and intending to be legally bound agree as follows:

SECTION 1. Employment. The Corporation hereby employs the Employee and the Employee hereby accepts employment with the Corporation upon the terms and conditions hereinafter set forth.

SECTION 2. Term. The term of this Agreement shall be for a period of six (6) years, commencing as of the effective date hereof.

SECTION 3. Duties. The Employee is engaged as President and Chief Executive Officer of the Corporation, and the Employee agrees to perform such other executive services as shall from time to time be reasonably assigned to him by the Board of Directors of the Corporation. During the period of Employee's employment hereunder, if he is a management nominee for membership on the Board of Directors of the Corporation, he will agree to so serve.

SECTION 4. Compensation. During the first twelve (12) months of the term of this Agreement, the Corporation shall pay to the Employee a base salary at a rate of not less than One Hundred Thirty Thousand Dollars ($130,000) per annum, payable in equal installments as nearly as practicable on the fifteenth and last days of each month, in arrears. The base salary for the second twelve (12) months, and for each succeeding twelve (12) month period during the term of this Agreement, shall be 1.10% of the base salary in effect for the preceding twelve month period. In addition, the base salary may be increased from time to time, over and above the foregoing rate of increase, in accordance with normal business practices of the Corporation, at the discretion of the Corporation's Board of Directors, and if so increased, shall not thereafter during the term of this Agreement be decreased. Compensation of the Employee by salary payments shall not be deemed exclusive and shall not prevent the Employee from participating in any other compensation or benefit plan(s) of the Corporation. The salary payments (including any increased salary payments) herein shall not in any way limit or reduce any other obligation of the Corporation hereunder, and no other compensation, benefit or payment hereunder shall in any way limit or reduce the obligation of the Corporation to pay the Employee's salary hereunder.

SECTION 5. Fringe Benefits. For the term of this Agreement the Corporation shall maintain in full force and effect, and the Employee shall be entitled to continue to participate in, all of the Corporation's employee benefit plans and arrangements in which the Employee is a participant or may become a participant, or alternatively, the Corporation shall maintain for the Employee's benefit, plans or arrangements providing the Employee with at least equivalent benefits thereunder (including without limitation, if the Corporation has adopted any such plan, a pension and retirement plan and arrangement, a supplemental pension and retirement plan and arrangement, stock option plan, life insurance and health-and-accident plan and arrangement, medical insurance plan, disability plan, survivor income plan, relocation plan and vacation plan). The Corporation shall not make any changes in such plans or arrangements which would adversely affect the Employee's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executives of the Corporation and does not result in a proportionately greater reduction in the rights of or benefits to the Employee as compared with any other executive of the Corporation. The Employee shall be entitled to participate in or receive benefits under any employee pension benefit or employee welfare plan or arrangement made available by the Corporation in the future to its executives and key management employees, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. Nothing paid to the Employee under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Employee pursuant to Section 4.

SECTION 6. Extent of Service. The Employee shall diligently and competently devote his full business time (with allowances for vacations and sick leave), attention, and energies to the performance of his duties under this Agreement and shall exert his best efforts in furtherance of the business of the Corporation; provided, however, that Employee may serve as a director of other corporations or entities and may engage in other activities to the extent that they do not inhibit the performance of Employee's duties hereunder, or conflict with the business of the Corporation or affiliates.

SECTION 7. Expenses. The Employee is authorized to incur reasonable expenses for promoting the business of the Corporation, including expenses for meals, travel, and other similar items. The Corporation shall promptly reimburse the Employee for all such expenses from time to time, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Corporation from time to time.

SECTION 8. Counsel Fees and Indemnification.
(a) The Corporation shall pay, or reimburse Employee, the reasonable fees and expenses of Employee's personal counsel for professional services rendered to Employee in connection with this Employment Agreement and matters related thereto.
(b) In the event that (i) the Corporation terminates, or seeks to terminate this Agreement, alleging as justification for such termination a material breach by Employee or a cause, or causes, set out in paragraph 9(b) hereof; Employee disputes such termination or attempted termination; and Employee prevails in whole or in part, or (ii) Employee elects to terminate his service hereunder pursuant to paragraph 9(a) of this Agreement; the Corporation disputes its obligations to pay the Employee's base salary and benefits as provided in paragraph 9(a); and Employee prevails in whole or in part;
the Corporation shall pay, or reimburse to Employee all reasonable costs incurred by Employee in such dispute, including attorneys' fees and costs.
(c) The Corporation shall indemnify and hold harmless the Employee, to the maximum extent permitted by law, against judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees incurred by Employee, in connection with the defense of, or as a result of any action or proceeding (or any appeal from any action or proceeding in which Employee is made or is threatened to be made a party by reason of the fact that Employee is or was an officer or director of the Corporation, or is or was an officer or director or majority shareholder of Olmsted Engineering Co., regardless of whether such action or proceeding is one brought by or in the right of the Corporation or Olmsted Engineering Co., to procure a judgment in its favor (or other than by or in the right of the Corporation or Olmsted
Engineering Co.). Included specifically in the foregoing, but not by way of limitation, is any expense or liability of Employee, of any conceivable nature, which may arise under or in connection with the litigation pending in the Grand
Traverse County, Michigan 13th Judicial Circuit Court, Civil Action No. 96-14,861-CZ. The undertakings of subparagraphs
(a) and (b) above, are independent of, and shall not be limited or prejudiced by the undertakings of this subparagraph (c).
(d) The Corporation further represents and warrants; (i) that Employee is and shall continue to be covered and insured up to the maximum limits provided by all insurances which the Corporation maintains to indemnify its directors and officers (and to indemnify the Corporation for any obligations which it incurs as a result ofits undertaking to indemnify its officers and directors; and (ii) that the Corporation will exert its best efforts to maintain such insurance, in not less than its present limits, in effect throughout the term of Employee's employment.
(e) The Corporation hereby warrants and represents that the undertakings of payment, indemnification and maintenance of insurance covering the Employee set out in (a), (b), (c) and
(d) above are not in conflict with the articles of incorporation or by-laws of the Corporation or with any validly existing agreement or other proper corporate action of the Corporation.

SECTION 9. Termination.
(a) Termination by the Corporation Other Than For Material Breach or Other Just Cause: If the Corporation should terminate Employee's employment during the term of employment for other than material breach of this Employment Agreement or "just cause," as herein defined, Employee shall have no obligation to seek other employment in mitigation of damages in respect of any period following the date of such termination and Employee shall be entitled to receive from the Corporation
100% of the full base salary, and all fringe benefits, to which Employee would otherwise have been entitled through the end of the six (6) year term of employment, which shall be payable to Employee, in monthly installments, without regard to, or reduction because of, any other compensation or income which Employee receives or is entitled to receive, whether from the Corporation or otherwise. It is stipulated that any payments made in accordance with the foregoing shall be paid to and received by Employee as liquidated damages for the unwarranted termination of his employment and not as penalties and he shall be entitled to receive no further sums under this Agreement except such as have accrued as of the date of such termination or as otherwise specifically provided in this Agreement. In addition, if any time during the term of employment, Employee is not elected or appointed as the President and Chief Executive Officer and as a member of the Board of Directors of the Corporation, or if Employee is removed from such office or from such directorship, or if at any time during the term of employment, Employee shall fail to be vested by the Corporation with the powers and authority of the President and Chief Executive Officer of the Corporation, as described above (except in connection with a termination for material breach or just cause as contemplated by paragraph 9(b) of this Agreement) or if the ownership or control of the Corporation, including, illustratively, the power and right to elect a majority of the Board of Directors of the Company becomes vested, directly or indirectly, in another corporation, or the corporate headquarters and principal place of business of the Corporation is changed to a location more than twenty (20) miles from Traverse City, Michigan, without Gary T. Gaisser's consent, then Employee shall have the right, by written notice to the Corporation to terminate Employee's service hereunder, effective as of the last day of the month of receipt by the Corporation of any such written notice, and thereafter Employee shall have no other obligation under this Agreement. Employee's termination of services as provided in this paragraph shall be treated as a termination of employment by the Corporation other than for material breach or other just cause and Employee's rights to ongoing compensation shall be governed by the provisions of this paragraph.
(b) Termination by the Company for Material Breach or for Just
Cause: "Just cause" shall mean willful misconduct, embezzlement, conviction of a felony, habitual drunkenness or excessive absenteeism not related to illness. Should
Employee's employment be terminated for a material breach of this Agreement or for "just cause," the Corporation shall be obligated to pay Employee's then base salary only through the end of the month during which such termination occurs, plus such other sums and/or benefits as have accrued to Employee as of the end of such month.
(c) Termination by Employee. It is agreed that if during the term of employment Employee concludes, because of changes in the composition of the Board of Directors of the Corporation or material changes in its policies, or because of other events or occurrences of material effect, that Employee can no longer properly and effectively discharge Employee's responsibilities as President and Chief Executive Officer of the Corporation, Employee may at any time resign as Director of the Corporation and from his position as President and Chief Executive Officer of the Corporation after giving the Corporation not less than sixty (60) days prior written notice of the effective date of Employee's resignation. Any such resignation shall not be deemed to be a material breach by Employee of this Agreement, and shall instead be deemed to be a constructive termination of Employee's employment by the Corporation other than for material breach or other just cause, pursuant to paragraph 9(a) of this Agreement, and Employee shall continue to receive his salary and benefits as therein provided.
(d) Termination by Death. In the event of death of the Employee during the term hereof, the legal representative of Employee shall be entitled to the compensation provided for in Section
4 hereof for the month in which the death shall have taken place, at the rate being paid at the time of death, and the term of employment shall be deemed to have ended as of the close of business on the last day of the month in which 120 death shall have occurred but without prejudice to any other payments due in respect of Employee's death or otherwise due the Employee.
(e) Termination by Disability. The term "Disability," as used in this Agreement, shall mean an illness or accident which prevents Employee from performing his duties under this Agreement for a period of six (6) consecutive months. In the event of Disability, and without prejudice to any payments due to the Employee in respect of Disability or otherwise due the Employee under any employee welfare plan of the Corporation or any other rights Employee may have under this Agreement, the Employee shall be entitled, for the period beginning on the date of Disability (i.e. the date 6 months after the commencement of the illness or accident) through the end of the 6 year term of this Agreement, to a salary equal to one half of that which was in effect at the commencement of the illness or accident which resulted in the Disability. The Employee's right to receive fringe benefits and other rights under this Agreement shall continue for the 6-year term of this Agreement regardless of the existence of a Disability.

SECTION 10. Non-Competition.
(a) During the term of employment and for one year thereafter, or, in the event of termination of Employee's employment by the Corporation for material breach or just cause (as defined in paragraph 9(b) above), for two (2) years after such termination, Employee will not, without prior written approval of the Board of Directors of the Corporation, become an officer, employee, agent, partner, or director of any business enterprise in substantial direct competition (as defined below) with the Corporation or any subsidiary of the Corporation, as the business of the Corporation or any said subsidiary may be constituted during the term of employment or at the termination thereof.
(b) If Employee's employment by the Corporation is terminated by Employee (other than under the circumstances set forth in paragraph 9(a) or 9(c) above), in breach of this Agreement during the term of employment, Employee shall not, for a two
(2) year period following such termination, become an officer, employee, agent, partner, or director of any business enterprise in substantial direct competition (as defined below) with the Corporation or any subsidiary of the Corporation, as the business of the Corporation or any said subsidiary may be constituted at the time of such termination.
(c) For the purposes of this Section 10, a business enterprise with which Employee may become associated as an officer, employee, agent, partner, or director shall be considered in "substantial direct competition" if, during a year (adjusted for fractions of a year in respect of a new enterprise) when such competition is prohibited, its sales of any product or service which is competitive with a product or service sold by the Corporation or any subsidiary of the Corporation amount to more than either ten percent (10%) of its total sales or more than One Hundred Thousand Dollars ($100,000).
This Section 10 shall not prohibit Employee's participation, in the manner set out above, in any enterprise during the above-mentioned time periods following the termination of Employee's employment with the Corporation if prior to such participation by Employee the Corporation and all of its subsidiaries shall have ceased engaging in and carrying on all businesses of such enterprise which would otherwise be subject to this paragraph.

SECTION 11. Non-Disclosure and Non-Solicitation. Without limiting Employee's obligations under any other written agreement he may have given the Corporation, Employee shall not, at any time during, and for two (2) years following, Employee's employment with the Corporation, disclose or use, except in the course of Employee's employment with the Corporation in the pursuit of the business of the Corporation or any of its subsidiaries or affiliates, any confidential information or proprietary data of the Company or any of its subsidiaries or affiliates, whether such information or proprietary data is in his memory or embodied in writing or other physical form. Employee shall not solicit any employees of the Corporation to change their employment during this 2 year period.

SECTION 12. Vacation. The Employee shall be entitled annually to six
(6) weeks of paid vacation. In addition, the Employee shall also be entitled to all paid holidays given by the Corporation to its executives generally.

SECTION 13. Release. For and in consideration of Employee's future services under this Agreement, and as a material inducement to cause Employee to enter into this Agreement, the Corporation hereby releases Employee from any and all claims or choses in action, of any and all conceivable nature or natures, which the Corporation, or Olmsted Engineering Co., now has, or may hereafter acquire, against Gary T. Gaisser, where such claim or chose in action is based, in whole or in part, on any action or inaction of Gary T. Gaisser, whether known or unknown, which may have occurred, or be alleged to have occurred, at any time prior to the effective date of this Agreement, save only those claims or choses in action which are based upon facts, the alleged existence of which are: (i) unknown and unheard of by and to any of the Corporation's Board of Directors (other than Gary T. Gaisser) as of the time this Agreement is signed, and (ii) have been actively concealed by Gary T. Gaisser; and (iii) relate to egregious bad faith, active fraud, embezzlement, or substantial and material dishonesty by Gary T. Gaisser. Conversely, Employee hereby releases the Corporation from any and all claims or choses in action, of any and all conceivable nature or natures, which he now has, or may hereafter acquire, against the Corporation or Olmsted Engineering Co., where such claim or chose in action is based, in whole or in part, on any action or inaction of the Corporation or Olmsted Engineering Co. which may have occurred, or be alleged to have occurred, at any time prior to the effective date of this Agreement, save only those claims or choses in action which are based upon facts, the alleged existence of which are unknown and unheard of by and to Gary T. Gaisser as of the time this Agreement is signed; provided, however, nothing contained in this paragraph shall serve to release the Corporation or Olmsted Engineering Co. from any written contractual or bylaws commitment made to Gary T. Gaisser, including any commitments made in this Agreement.

SECTION 14. Miscellaneous. This Agreement shall inure to the benefit of and be binding upon the heirs, personal representatives, successors and assigns of the respective parties hereto. This Agreement constitutes and fully integrates the entire understanding between the parties hereto, and is intended to supersede and cancel all prior written or oral understandings between them dealing with the subject matter hereof. This Agreement may not be changed orally, but only in writing, signed by the party against whom enforcement of any waiver, change, amendment, modification, extension or discharge is sought. No other warranties, representations or covenants exist that are not herein contained. All notices required or authorized under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is to be given, or the second day after mailing, if mailed to the party to whom notice is to be given by first class mail, registered or certified, postage prepaid and addressed to the respective parties at the addresses set forth above, unless and until a different address shall be furnished by any party desiring to change such address to the other party, or if no such address is set forth with respect to any such party, then by personal delivery or registered or certified mail, postage prepaid, to the principal office of such party, or alternatively, the personal residence of such party, all as last known to the party giving such notice. For each term and pronoun used in this Agreement, the singular number includes the plural number, and vice versa, and any gender, whether masculine, feminine, or neuter, includes the other genders, as appropriate and as the context may reasonably require. The invalidity of any paragraph, provision or part hereof shall not affect the validity of any other paragraph, provision or part hereof. This Agreement shall be construed as a whole and in accordance with its fair meaning. Captions, if any, and organization are for convenience and shall not be used in construing its meaning. This Agreement may be executed in one or more counterparts, all of which shall constitute one and the same instrument and each one of which shall be deemed an original. Each party shall, upon reasonable request, execute and deliver such other and further documents as may be necessary and proper to effectuate this Agreement. This Agreement shall be interpreted and enforced in accordance with the laws of the State of Michigan, excluding any conflicts-of-law rule or law which refers to the laws of another jurisdiction. In the event of litigation arising under or in connection herewith, each party consents to the exclusive in personam jurisdiction of the state courts of the State of Michigan, with venue in Traverse City, Michigan, and the nonprevailing party agrees to pay the prevailing party's actual attorney's fees and expenses in connection with any such litigation, in addition to any costs, remedies or damages the court may award. This Agreement constitutes the jointly-bargained agreement of the parties, and the construction of this Agreement shall not be altered or influenced by the fact or presumption that one party had a greater or lesser hand in drafting this Agreement. Any Recitals are hereby made a part of this Agreement and all exhibits, attachments, and schedules, if any, attached to this Agreement are hereby incorporated herein by reference for all applicable purposes. If the date for performance of any act hereunder falls on a Saturday, Sunday, or legal holiday, then the time for performance thereof shall be deemed extended to the next successive business day. Whenever it is provided in this Agreement that days be counted, the first day to be counted shall be the day following the date on which the event causing the period to commence occurs. This Agreement is intended solely for the benefit of the parties hereto and their successors, heirs and assigns, and may not be relied upon or enforced by any third party beneficiary.






IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

APPROVED:                       VERSUS TECHNOLOGY, INC.
/s/____________________         By: /s/______________________
   Julian C. Schroeder                   Debra A. Boyer

ATTEST
/s/____________________         By: /s/______________________
    Elliot Eisenberg                        Andrea Moody

/s/____________________
    Gary T. Gaisser

Exhibit 10(g)
STOCK OPTION AGREEMENT

THIS STOCK OPTION AGREEMENT, dated as of ____________________, between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and GARY T. GAISSER, an employee of the Corporation or its subsidiary (herein "Employee").

W I T N E S S E T H:

The Corporation desires, by affording the Employee an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Employee with an added incentive to join or to continue in the employment of the Corporation and to continue and increase his or her efforts in that connection. This Stock Option Agreement (this "Agreement") is being entered into pursuant to the Versus Technology, Inc. 1996 Incentive Stock Option Plan and is subject to the provisions thereof, including the determinations to be made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board").

In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:

1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the employee the right and option (the "Option") to purchase all or any part of an aggregate of 1,000,000 shares of Common Stock on the terms and conditions herein set forth. This Option shall be an Incentive Stock Option.

2. Price. The purchase price of the shares of Common Stock covered by the Option shall be $0.375 per share, being in excess of the fair market value of the Common Stock on the date hereof.

3. Time of Exercise. The term of the Option shall be for a period of ten (10) years from the date hereof, subject to earlier termination as provided in this Agreement. Except as provided in Paragraphs 5 and 6 hereof, the Option may not be exercised unless the Employee shall at the time of exercise be an employee of the Corporation. Neither the Option nor any rights related to the Option shall be exercisable for a period of six months from the date hereof when twenty-five percent (25%) of the Option shall become first exercisable, and an additional twenty-five percent (25%) of the Option shall become exercisable each of the three successive anniversaries of that date until the Option shall become fully exercisable.

4. No Transfer. The Option shall not be transferable by the Employee otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Employee. The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void and without effect.

5. Termination. In the event the employment of the Employee shall be terminated for any reason, (i) the Option may be exercised by the Employee at any time within thirty (30) days after such date (or one year after such date if the Employee is disabled within the meaning of Internal Revenue Code Section 22(e)(3), but in no event after the expiration of ten years from the date hereof, and only if and to the extent that he was entitled to exercise the Option at the date of termination, and (ii) so long as the stock of the Corporation is not listed on a national securities exchange or traded on the over-the-counter market, the Corporation may elect in its sole discretion to repurchase the stock at a price equal to the fair market value of the stock at the date of termination. The Option shall not be affected (i) by any change of duties or position so long as the Employee continues to be an employee of the Corporation or a Subsidiary or (ii) by any temporary leave of absence that does not sever the employment relationship, which leave of absence is approved, if for a period of not more than three months, by an officer of the Corporation, or if for a period of more than three months, by the Board.

6. Death of Employee. If the Employee shall die while entitled to exercise the Option, the Option may be exercised by the legatee or legatees of the Option under the Employee's Will, the personal representative or distributees of the Employee to the extent that the Option would otherwise have been exercisable by the Employee at any time within a period of one year after the date of the Employee's death, but this provision shall not otherwise extend the ten (10) year duration of the Option.

7. Anti-Dilution Adjustments. In the event of any change in the outstanding Common Stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Employee any additional benefits under the Option.

8. Corporate Transactions. Notwithstanding the provisions of Paragraph 7, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of 1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Employee the right to purchase the largest whole number of shares of Common Stock of the Corporation or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.

9. No Employment Agreement. This Agreement does not confer upon the Employee any right to continue in the employ of the Corporation nor does it interfere in any way with the right of the Corporation or the right of the Employee to terminate the employment of the Employee at any time.

10. Restrictions. The obligation of the Corporation to sell and deliver shares of Common Stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a registration statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of Common Stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the Common Stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Employee will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Employee's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Employee will indemnify the Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares. The Corporation may require that any certificate or certificates evidencing shares issued pursuant to the Plan bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.

11. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the Corporation at its principal executive offices, attention of the Chief Financial Officer, of intention to exercise such Option and by making payment of the purchase price of such shares against delivery of a certificate or certificates therefor as hereinafter provided. Such written notice shall:
(a) state the election to exercise the Option and the number of shares in respect of which it is being exercised;
(b) fix a date not less than seven (7) business days from the date such notice is received by the Corporation for delivery of the certificate or certificates for said shares and the payment of the purchase price therefor, and
(c) be signed by the person or persons so exercising the Option and in the event the Option is being exercised by any person or persons other than the Employee, be accompanied by appropriate proof of the right of such person or persons to exercise the Option.
On the date fixed in said written notice, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option shall be issued by the Corporation and delivered to or upon the order of such person or persons against payment in full at the above-mentioned address of the purchase price of said shares in cash, by check or by surrender or delivery to the Corporation of shares of the Corporation's Common Stock with a fair market value equal to or less than the Option price, plus cash equal to any difference. All shares issued as provided herein will be fully paid and nonassessable. The Employee shall not have any of the rights of the stockholder with respect to the shares of Common Stock subject to the Option until the certificate evidencing such shares shall be issued to him upon the due exercise of the Option.

12. Availability of Shares. The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of Common Stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation shall be applicable thereto.

13. Fair Market Value. As used herein, the "fair market value" of a share of Common Stock shall be:
(a) if the Common Stock is listed on a national securities exchange, the closing price of the Common Stock on the Composite Tape on the trading day immediately preceding such given date;
(b) if the Common Stock is traded on the over-the-counter market, the average of the bid and the asked price for the Common
Stock as reported by the Wall Street Journal at the close of trading on the trading day immediately preceding such given date, and
(c) if the Common Stock is neither listed on a national securities exchange or traded on the over-the-counter market, such value as the Board in good faith shall determine.

14. The Plan. The Option is granted pursuant to the terms of the Plan, which terms are incorporated herein by reference, and the Option shall in all respects be interpreted in accordance with the Plan. The Committee shall interpret and construe the Plan and this Agreement, and the Committee's interpretations and determinations shall be conclusive and binding on the parties hereto and any other person claiming an interest hereunder with respect to any issue arising hereunder or thereunder.

15. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of New Jersey.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized officers and the Employee has hereunder set his hand, all as of the day and year first above written.

ATTEST:                              VERSUS TECHNOLOGY, INC.
                                    By:________________________
__________________________
                                    Name:
                                    Title:
WITNESS:                            By:________________________
__________________________          Name:

Exhibit 10(h)
Agreement with Precision Tracking FM, Inc.,
(`The License Agreement`)

AGREEMENT

This is an agreement made effective as of January 31, 1997 (hereinafter `Effective Date`) by and among Versus Technology, Inc., a Delaware corporation, whose mailing address is 2600 Miller Creek Rd.., Traverse City, Michigan 49684, including its parent or subsidiary corporations (hereinafter `Versus`), and Precision Tracking FM, Inc., a Texas corporation, whose mailing address is 15001 E. Beltwood Parkway, Dallas, Texas 75244-2709, including its parent or subsidiary corporations (hereinafter `PTFM`) and Alan C. Heller (hereinafter `Heller`).

RECITALS:
A. In addition to non-infrared based tracking and communication technologies, PTFM is engaged in the business of manufacturing, selling, installing, licensing and servicing products which are associated with infrared data collection and asset location systems. PTFM claims ownership of various United States and foreign patents, and certain trade secrets, know how, and other intellectual property which cover all necessary aspects of the know how and technology employed by PTFM in the manufacture, use, sale or licensing of PTFM`s infrared products. PTFM markets its products both directly from PTFM to the end user and through various licensees and distributors.

B. PTFM desires to withdraw from its infrared based business activities in order to develop, market, and exploit its non-infrared based intellectual property, and desires to transfer and exclusively license all such infrared based intellectual property, and at Versus` option, all such infrared based business and distribution network, to Versus pursuant to the terms and conditions of this Agreement and the other written agreements contemplated hereby. Versus desires to enhance and expand its existing infrared technology based business, and desires substantially to acquire (for at least 10 years) the infrared business, distribution network, and infrared based intellectual property of PTFM pursuant to the terms and conditions of this Agreement.

NOW, THEREFORE, IN CONSIDERATION OF THE FOREGOING RECITALS AND THE RECIPROCAL COVENANTS HEREINAFTER SET FORTH, AND OTHER GOOD AND
VALUABLE CONSIDERATION, THE RECEIPT AND ADEQUACY OF WHICH IS HEREBY STIPULATED, THE PARTIES AGREE AS FOLLOWS:

1. Grant of License.

(a) Subject to paragraph l.(b) of this Agreement, PTFM hereby grants to Versus a world wide, fully paid up and royalty free, sole and exclusive, right and license (with the right to sub-license) to make, use, and sell articles or products which employ, practice, or make use of any or all intellectual property or proprietary rights to intellectual property, or any related ancillary rights of PTFM or its affiliates applicable to products, articles, or devices which make use of infrared frequencies or infrared technology, including, without implied limitation, all: issued or applied for patents, including all continuation, supplemental, applications or improvements patents; know how; source codes; mask works; manufacturing practices and procedures, bills of material and engineering packages; schematics; engineering files; customer and supplier data and information; distribution agreements; manufacture or supply agreements; firmware; software; confidential information; trade secrets; enhancement, maintenance and support agreements, practices and procedures; modifications, improvements and supplements to any of the foregoing; the right to receive royalties or other compensation or remuneration derived from any of the foregoing; and the like. (hereinafter the `Licensed Rights` and/or `Assigned Rights`).
(b) For 10 years, Versus will have and enjoy the Licensed Rights and Assigned Rights, exclusively, free and clear, and prior in right to, the rights or claims of any other person or entity whatsoever, including PTFM and its affiliates; and after 10 years, the rights and licenses of Versus obtained from PTFM will convert to a nonexclusive basis, to be used and enjoyed by Versus on a worldwide and royalty free nonexclusive basis in perpetuity.
(c) The parties acknowledge and agree that the Licensed Rights and Assigned Rights may include certain software, hardware, patents and trade secrets that can be used in both infrared and non-infrared based applications. (hereinafter `Dual Use Technology`). The parties acknowledge and agree that, subject to the covenants of PTFM and Heller not to compete with Versus, any license or transfer of PTFM`s rights in the Dual Use Technology hereunder shall not impair its rights to exploitation of Dual Use Technology for non- infrared technology based products.
(d) Pending PTFM`s receipt of all consideration provided for in paragraph 5, below, the rights granted herein shall be deemed executory to the extent that no sublicense, assignment, encumbrance or mortgage of the Licensed Rights and or/ Assigned Rights, whether voluntary or involuntary, shall be permitted or be effective with respect to PTFM`s continuing interest in the Licensed and/or Assigned Rights, without PTFM`s express written consent to same. If the consideration due to PTFM is not timely paid, in whole or in part, due to the uncured fault or neglect of PTFM as may be determined by arbitration or a final judgment of a Court of competent jurisdiction, such failure shall not adversely affect Versus` right to full and exclusive use and exploitation of the Licensed Rights and/or Assigned Rights; and if the consideration due to PTFM is not timely paid, in whole or in part, due to the uncured fault or neglect of Versus, PTFM`s remedy shall be for monetary damages, and under no circumstances shall the Licensed Rights and/or Assigned Rights revert to, or be deemed not transferred by, PTFM to Versus, or otherwise be divested from Versus without its consent unless and until a judgment for such monetary damages as may be due has not been paid or satisfied and levy and execution pursuant to such judgment has occurred.




2. Technology and Business Transfer.

(a) PTFM`s services and duties described below shall be rendered pursuant to the accompanying Engineering Services and License Agreement and Versus shall compensate PTFM for same in accordance with paragraph 2 thereof. Promptly upon the mutual execution and delivery of this Agreement, PTFM and Heller will take such reasonable steps requested by Versus as may be practicable to ensure a full and complete disclosure and transfer to Versus of the Licensed Rights and Assigned Rights, and PTFM and Heller will cooperate with Versus in helping to ensure a smooth and orderly transfer to Versus of the infrared related business activities of PTFM. Whenever deemed desirable by Versus, and subject to the reasonable availability of the parties, PTFM and Versus personnel will jointly notify and personally call on PTFM`s former infrared customers, suppliers, manufacturers and distributors to ensure orderly transition of the infrared business and communication with PTFM`s infrared business network. Further, PTFM and Heller will use their best reasonable efforts to cause all necessary deliverables, and all reasonably necessary personal consultation and instruction as may be requested by Versus to be fully and completely supplied to Versus` reasonable satisfaction not later than 90 days following the mutual execution and delivery of this Agreement. The parties hereto mutually intend that, within said 90 days, PTFM shall have supplied or tendered to Versus all such information and consultation reasonably necessary to allow Versus and its personnel (assuming such personnel have reasonable educational credentials, skill and experience in the field, and sufficient time to devote to the process, and assuming Versus has all required facilities and equipment) to fully use, practice and implement in a practicable and efficient manner the Licensed Rights and Assigned Rights in the manufacture, installation, licensing, sale and service of the infrared products and infrared related business as theretofore conducted by PTFM prior to the Effective Date. The date on which PTFM certifies, in writing to Versus, that all such information, instruction, consultation, and cooperation has been provided to Versus, or the date upon which said 90 days has elapsed, whichever is later, is hereinafter referred to as the `Completed Transfer Date`. In the event that Versus may express reasonable dissatisfaction with PTFM`s performance required under this paragraph, Versus shall inform PTFM, in writing, of the specific grounds for such reasonable dissatisfaction within 14 working days of such dissatisfaction or the Completed Transfer Date, whichever is earlier (the `Notice`). The Notice shall identify specific, objective and reasonable means for PTFM to cure. If the date of the Notice is more than 90 from the Effective Date of this Agreement and the Notice is timely forwarded, the date of PTFM`s reasonable and substantial compliance with such Notice shall constitute the Completed Transfer Date. Any dispute concerning PTFM`s reasonable and substantial compliance hereunder shall be subject to arbitration in Dallas County, Texas.
(b) In order to help ensure a smooth transition of the PTFM infrared business and technology over to Versus as above contemplated, to ensure that proper warranty repairs and service are made for infrared products sold by PTFM to its customers prior to the Effective Date, as well as for other necessary business purposes, Versus, Heller, and PTFM agree to mutually execute and deliver, concurrently with the mutual execution and delivery of, and as a condition precedent to the effectiveness of, this Agreement, the form of Engineering Services and License Agreement which is attached hereto and incorporated herein by reference.

3. Assignment of Trademarks and Trade Names.

PTFM hereby agrees to transfer and assign to Versus` ownership `as is`(and where possible, registered ownership) of the following trademarks or trade names owned by PTFM which have been used on the infrared technology based goods or products sold by PTFM prior to the date of this Agreement: `Collect IR,` `Argus,` `FactoryVision,` `OmniVision,` `Phone Talker,` `PhoneVision` and `Precision Tracking.` Promptly upon the mutual execution and delivery of this Agreement, PTFM shall execute such documents, and file them with the State of Texas as may be necessary to remove the words `Precision Tracking` from its corporate name, and will execute and deliver in recordable form such documents of transfer as Versus may reasonably request to convey and transfer to Versus ownership of the foregoing trademarks and trade names.

4. Transfer of Distribution Network; Assignment and Assumption of
Agreements.

At Versus` option, which may be exercised at any time, in whole or in part, and from time to time, there shall be assigned by PTFM to Versus, and Versus shall assume, ownership and control of PTFM`s infrared product distribution network, OEM Agreements, licenses and other contracts to which PTFM may presently be a party relating to the manufacture, use, sale or distribution of infrared products (the `Existing PTFM Contracts`). Until such time as Versus exercises its option, PTFM shall timely and fully service, pursuant to their terms, all of the Existing PTFM Contracts; after the exercise of Versus` option and the consummation of the assignment and assumption contemplated thereby, Versus shall timely and fully service, pursuant to their terms, all of such agreements. Following the Effective Date hereof and pending Versus` acceptance of assignment of the Existing PTFM Contracts, Versus shall warranty all products approved by Versus and supplied by PTFM within such period of time pursuant to those Existing PTFM Contracts. The warranty shall be the same as, and be subject to the same limitations as, the PTFM warranty contemplated by paragraph 3(B) of the Engineering Services Agreement. In the event any Existing PTFM Contracts continue in force after the termination date of the Engineering Services and License Agreement and Versus shall have failed to request assignment of same from PTFM, then in that event, Versus shall enter into an OEM Agreement with PTFM, making Versus` infrared based products available to PTFM upon the identical terms and conditions as Versus` June 30, 1995 OEM Agreement with PTFM, to the limited extent necessary for PTFM to continue its performance under any remaining Existing PTFM Contracts. The Existing PTFM Contracts are attached hereto as Exhibit A and incorporated herein by reference.

5. Payments From Versus to PTFM. Concurrently with the mutual execution and delivery of this Agreement Versus will pay $250,000.00 in cash to PTFM. In addition, on the Completed Transfer Date, Versus shall pay to PTFM an additional $250,000.00 in cash. In addition, as promptly as practicable following the Effective Date, Versus will issue and register in the name of PTFM a certificate for such number of shares of Versus common stock as is derived from dividing into $1,000,000.00 the `Market Price of Versus Common Stock as of the Effective Date.` (For purposes of this Agreement, the `Market Price of Versus Common Stock as of the Effective Date` shall be one half of the sum of the bid and asked prices for all Versus common stock traded during the week ending on the Friday immediately preceding the Effective Date of this Agreement, for such trades as are publicly reported on the NASDAQ Bulletin Board or other then applicable public reports concerning public transactions in shares of Versus` issued and outstanding common stock. ) PTFM shall make such written disclosures and representations and warranties, and shall fully cooperate with, Versus and its counsel as may reasonably be requested by them concerning compliance with any applicable securities laws, rules or regulations applicable to the issuance of such Versus shares to PTFM or the filing of any registration statement applicable to such shares. The certificates for the shares of Versus common stock to be issued to PTFM will contain a legend on the face thereof which will preclude PTFM from selling or otherwise transferring such shares until the later of October 1, 1997 or the date upon which there is an effective SEC registration statement applicable to such shares which will allow them to be publicly traded. Versus hereby covenants and agrees to use its best good faith efforts, at its expense, within two months following the Effective Date of this Agreement, to commence (and to diligently pursue to completion thereafter) the filing of such SEC and state blue sky registrations as may be necessary to permit such shares to be freely tradable by PTFM upon the later of October 1, 1997 or the completion of the registration process. If feasible, the stock to be issued to PTFM hereunder shall be included in Versus` first registration statement filed after Versus` 1996 private placement offering. PTFM and Versus will mutually execute and deliver upon the Effective Date of this Agreement the form of Registration Rights Agreement attached hereto as Exhibit B and incorporated herein. If Versus fails to fully and timely pay any of the consideration contemplated in this paragraph and fails to cure such breach within 15 days of written notice of breach to Versus, then in that event PTFM shall be entitled to pursue its available legal and equitable remedies by way of arbitration in Dallas County, Texas.

6. Enforcement and Maintenance of Patents; Indemnity.

(a) Versus, at its own expense, shall have the right and power (but not the obligation) to institute and prosecute or settle suits in its own name, or, if required by law, jointly with PTFM, for infringement of any patent legally or beneficially owned by PTFM or the other parties to this Agreement which is included as part of the Licensed Rights and/or Assigned Rights under this Agreement. PTFM will give Versus such reasonable assistance and cooperation in connection therewith as Versus may reasonably request. Versus shall be entitled to retain any awards, settlements or damages which may be recovered as a result of any such suits.
(b) PTFM shall take all such steps, and will timely pay such fees and make such filings, as may be required to maintain in full force and effect PTFM`s presently existing patents identified in Exhibit C attached to this Agreement.
(c) For claims first asserted during such time as PTFM is required to perform services under the Engineering Services and License Agreement which is attached hereto and incorporated herein by reference, PTFM will indemnify, defend, and save Versus harmless from any cost or expense (including attorney fees and expenses) arising from any claim of infringement of any United States patent or wrongful use of proprietary information of any third person, whose intellectual property Versus` current infrared technology does not otherwise infringe upon, insofar as such claim is based upon an assertion that the infringement or wrongful use is attributable to Versus` use or application of the Licensed Rights and/or Assigned Rights.

7. Representations and Warranties.

7.1 PTFM represents and warrants to Versus that:
(a) the patents and intellectual property being licensed to Versus by PTFM do not, and for the term of the Engineering Services Agreement, Versus` use thereof will not infringe upon the rights of any third party except to the extent that Versus` presently existing infrared based intellectual property may so infringe;
(b) except to the extent that Versus` presently existing infrared based intellectual property may infringe upon the rights of any third party, upon receipt of the package constituting the Licensed Rights and Assigned Rights, and subject to training through the Completed Transfer Date, Versus will, at a minimum, possess all information, know how and rights necessary effectively to make, use and sell, without the necessity to obtain any further rights, licenses, information or agreements from or with anyone else, any or all of the infrared products which are the subject of this Agreement, including without limitation, any products which were covered by any written agreement between PTFM and Versus existing prior to the Effective Date of this Agreement;
(c) PTFM has not granted to or made commitments to grant to any other person or entity any rights or licenses to make, use or sell infrared products employing the Licensed Rights or Assigned Rights except for the following agreements, a true and complete copy of each of which, as in force on the Effective Date, has been delivered to Versus:
(1)Emtrak
(2)Codem
(3)Continuum Production Corp. (`CPC`)
(4)Arial
(5)Entouch;
(d) Exhibit C, attached hereto contains a full and complete list of all patents and patent applications legally or beneficially owned or enjoyed by PTFM or Heller which are applicable to the manufacture, use or sale of infrared products made or sold by PTFM at any time prior to the Effective Date of this Agreement;
(e) PTFM understands the shares of Versus common stock to be issued to PTFM pursuant to the terms of this Agreement (the `securities`) have not been registered under the Securities Act of 1933, as amended (the `Act`), and may not be sold except pursuant to an effective registration statement, or pursuant to a duly available exemption from such registration requirements; PTFM is acquiring the securities for its own account, for purposes of investment, and not with a view to or for sale that would be in violation of the Act; PTFM is not an `accredited investor` as such term is defined in Rule 501(a)(1) of Regulation D under the Act, but has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the acquisition of the securities, and having had access to, or having been furnished with all such information as it has considered necessary, has concluded that it is able to bear those risks; the securities were not offered or sold to PTFM by any form of a general solicitation or general advertising; if any transfer of the securities is to be made in reliance on an exemption under the Act, the issuer of the securities may require an opinion of counsel satisfactory to it that such transfer may be made pursuant to an exemption under the Act; in making any subsequent offering or sale of the securities PTFM will be acting only for itself and not part of a sale or planned distribution that would be in violation of the Act; and, to the best of PTFM`s knowledge, the acquisition of the securities does not violate any law or regulation applicable to it or its business;
(f) The product names identified in paragraph 3, above, constitute all of the names legally owned by PTFM for infrared based products made, marketed and sold by PTFM;
(g) PTFM is aware of no claims, rights of off-set or causes of action of any kind, existing or potential, which it may have against Versus, and PTFM is aware of no impediment to Versus` ability to perform in accordance with this Agreement and the accompanying Engineering Services and License Agreement;
(h) The execution and delivery of this Agreement and the other agreements contemplated hereby, and the performance hereunder and thereunder, by PTFM, has been approved in writing by PTFM`s Board of Directors and by all requisite shareholder action;
(i) A true and complete copy of each of the Existing PTFM Contracts as in force on the Effective Date is attached hereto as Exhibit A.

7.2 Versus Warrants and Represents to PTFM that:
(a) Versus is aware of no claims, rights of off-set or causes of action of any kind,existing or potential, which it may have against PTFM or Heller;
(b) Versus is aware of no impediment to PTFM`s ability to perform in accordance with this Agreement and the accompanying Engineering Services Agreement;
(c) The execution and delivery of this Agreement and the other agreements contemplated hereby, and the performance hereunder and thereunder, by Versus, has been approved in writing by Versus` Board of Directors.
8. Force Majeure.

`Force Majeure` shall mean war, fire, flood, strike, labor trouble, breakage of equipment, accident, riot, action of governmental authority, or contingencies beyond the reasonable control of the parties which prevent performance of obligations under this Agreement. If a Force Majeure circumstance occurs, the party so affected shall be excused from the performance of the particular obligation affected during the period of the Force Majeure circumstance.

9. No Personal Liability.

Notwithstanding any provision herein to the contrary, Heller shall not be personally liable for monetary damages for any breach of contract or duty relating to this Agreement and Versus` sole remedy for monetary damages shall be limited to PTFM.

10. Miscellaneous.

This Agreement shall inure to the benefit of and be binding upon the heirs, personal representatives, successors and assigns of the respective parties hereto. This Agreement, and the other documents and agreements mentioned herein, constitute and fully integrate the entire understanding between the parties hereto, and is intended to supersede and cancel all prior written or oral understandings between them dealing with the subject matter hereof which have accrued prior to the date of this Agreement. This Agreement may not be changed orally, but only in writing, signed by the party against whom enforcement of any waiver, change, amendment, modification, extension or discharge is sought. No other warranties, representations or covenants exist that are not herein contained. All notices required or authorized under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is to be given, or the second day after mailing, if mailed to the party to whom notice is to be given by first class mail, registered or certified, postage prepaid and addressed to the respective parties at the addresses set forth above, unless and until a different address shall be furnished in writing by any party desiring to change such address to the other party, or if no such address is set forth with respect to any such party, then by personal delivery or registered or certified mail, postage prepaid, to the principal office of such party, or alternatively, the personal residence of such party, all as last known to the party giving such notice. For each term and pronoun used in this Agreement, the singular number includes the plural number, and vice versa, and any gender, whether masculine, feminine, or neuter, includes the other genders, as appropriate and as the context may reasonably require. The invalidity of any paragraph, provision or part hereof shall not affect the validity of any other paragraph, provision or part hereof. This Agreement shall be construed as a whole and in accordance with its fair meaning. Captions, if any, and organization are for convenience and shall not be used in construing its meaning. This Agreement may be executed in one or more counterparts, all of which shall constitute one and the same instrument and each one of which shall be deemed an original. Each party shall, upon reasonable request, execute and deliver such other and further documents as may be necessary and proper to effectuate this Agreement. This Agreement shall be interpreted and enforced in accordance with the laws of the State of Michigan, excluding any conflicts-of-law rule or law which refers to the laws of another jurisdiction. Any dispute or controversy arising under, out of or in connection with, or in relation to any promises by Versus hereunder (or any amendments hereto)to pay to PTFM money, shares or compensation shall be determined and settled by arbitration in Dallas County, Texas, in accordance with the rules of the American Arbitration Association and Texas law. Any award rendered by the arbitrator shall be final and binding upon each of the parties, and judgment thereof may be entered in any court having jurisdiction thereof. During the pendency if any such arbitration and until final judgment hereon has been entered, this Agreement shall remain in full force and effect. The party in whose favor a money judgment may be entered shall be entitled to recover its reasonable expenses, attorneys fees and costs of arbitration. In the event of litigation arising under or in connection with any other matter or circumstances, each party consents to the exclusive in personam jurisdiction of the state courts of the State of Michigan, with venue in Traverse City, Michigan, and the nonprevailing party agrees to pay the prevailing party`s actual attorney`s fees and expenses in connection with any such litigation, in addition to any costs, remedies or damages the court may award. This Agreement constitutes the jointly bargained agreement of the parties, and the construction of this Agreement shall not be altered or influenced by the fact or presumption that one party had a greater or lesser hand in drafting this Agreement. Any Recitals are hereby made a part of this Agreement and all exhibits, attachments, and schedules, if any, attached to this Agreement are hereby incorporated herein by reference for all applicable purposes. If the date for performance of any act hereunder falls on a Saturday, Sunday, or legal holiday, then the time for performance thereof shall be deemed extended to the next successive business day. Whenever it is provided in this Agreement that days be counted, the first day to be counted shall be the day following the date on which the event causing the period to commence occurs. This Agreement is intended solely for the benefit of the parties hereto and their successors, heirs and assigns, and may not be relied upon or enforced by any third party beneficiary.

IN WITNESS WHEREOF, THE PARTIES HAVE MUTUALLY EXECUTED AND DELIVERED THIS AGREEMENT, EFFECTIVE AS OF THE DATE FIRST ABOVE STATED.

Versus Technology, Inc.                   Precision Tracking FM, Inc.
By: Gary T. Gaisser                       By: Alan C. Heller
__________________________                ___________________________
Gary T. Gaisser, President                  Alan C. Heller, President

                                             Alan C. Heller
                                          ____________________________
                                          Alan C. Heller, individually


License Agreement Exhibit ` A `:
Precision Tracking FM Contracts

1. Software License and Value added
     Reseller Agreement - T Cubed,                  (D) 7/12/96

2. Letter to Ms Donna Assemany
     from Southwestern Bell                         (D) 6/25/93

3. Release and License Agreement CPC
     (Interactive Home Systems)                     (D) 8/23/94

4. EMTRAK/EMPAK A. Letter to Rik Heller             (D) 6/17/96
     B. Settlement Agreement                        (D) 3/95

5. TRL Tag Manufacturing Venture
     Operating Summary                              (D) 7/21/95
     A. Original Equipment
       Manufacturer`s Reseller Agreement            (D) 7/24/95
     B. Amendment to Original
       Equipment Manufacturer`s Reseller Agreement  (D)10/24/95

6. OEM Agreement - Versus                           (D) 6/30/95

7. Technology License Agreement - CODEM             (D)10/24/94

8. Rauland-Borg A. Original Equipment
     Manufacturer`s Reseller                        (D) 9/02/93
     B. Copyright License                           (D) 3/30/94
     C. License Agreement                           (D)12/29/95

9. Precision Tracking FM, Inc.
     Buyer Agreement-Zettler                        (D) 9/01/95

10. Reseller Agreement - Dukane                     (D) 3/23/95

11.Turnkey Manufacturing Agreement - Ember          (D) 4/26/94

12.ESSI Software Systems Incorporated/
     Letter to Richard Fettig                       (D)12/28/94

13. Distributorship Agreement - AST&T               (D)12/12/95

14. Dealer Agreement - ISOELECTRA BV                (D) 7/25/95

15. Miscellaneous Dealer Agreements Precision Tracking License

Agreement EXHIBIT` B ` :
Registration Rights Agreement,
separately bound, See Exhibit 10.3


Precision Tracking License Agreement EXHIBIT ` C ` :
Precision Tracking FM Patent List

1. United States Patent Location System
     Adapted For Use In Mulitpath Environments         (D) 6/02/92

2. United States Patent Optical Receiver
     For Area Location System                          (D) 1/04/94

3. United States Patent Method For Receiving
     Optical Receiver For Area Location System         (D)10/11/94

4. United States Patent Method For Receiving
     And Transmitting Optical Data and Control
     Information To And From Remotely
     Located Receivers and Transmitters In An
     Optical Locator System                            (D) 2/07/96

5. United States Patent Method and Apparatus
     For Locating Personnel and Objects In
     Response To Telephone Inquiries                   (D) 8/20/96

6. United States Patent Sensory and Control
     System for Local Area Networks                    (D)11/05/96


Exhibit 10(i)
STOCK OPTION AGREEMENT

THIS STOCK OPTION AGREEMENT, dated as of October 31, 1997, is entered into between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and Samuel Davis, a Director of the Corporation (herein "Director").
W I T N E S S E T H:
The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Director with an added incentive to join or to continue in his capacity as a Director of the Corporation and to continue and increase his supplemental efforts as described below.

In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:

1. Grant. The Corporation irrevocably grants to the Director the right and option (the "Option") to purchase all or any part of an aggregate of 100,000 shares of Common Stock on the terms and conditions herein set forth.

2. Price. The purchase price of the shares of Common Stock covered by the Option shall be $1.031 per share, being equal to or in excess of the fair market value of the Common Stock on the date hereof.

3. Time of Exercise. The term of the Option shall be for a period of five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Except as provided in Paragraphs 5 and 6 hereof, the Option may not be exercised unless the Director shall at the time of exercise be a Director of the Corporation. Neither the Option nor any rights related to the Option shall be exercisable for a period of six months from the date hereof.

4. No Transfer. The Option shall not be transferable by the Director otherwise than by Will or the laws of descent and distribution, except to one or more family members of the Director or one or more trusts for the benefit of family members of the Director. The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.

5. Termination. In the event the Director's service as a Director of the Corporation shall be terminated for any reason other than death, the Option may be exercised by the Director at any time within six months after such date (or one year after such date if the Director is disabled), but in no event after the expiration of five years from the date hereof. Disability, for the purposes of this Agreement, shall constitute four consecutive quarters of being unable to render services as a director of the Company as a result of a physical or mental incapacity.

6. Death of Director. If the Director shall die while entitled to exercise the Option, the Option may be exercised by the legatee or legatees of the Option under the Director's Will, the personal representative or distributees of the Director to the extent that the 50 Option would otherwise have been exercisable by the Director at any time within a period of one year after the date of the Director's death, but this provision shall not otherwise extend the five (5) year duration of the Option.

7. Anti-Dilution Adjustments. In the event of any change in the outstanding Common Stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders other than cash dividends, the numbers, class and prices of shares covered by this Option shall be equitably and appropriately adjusted by the remaining members of the Board of Directors, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the Option.

8. Corporate Transactions. Notwithstanding the provisions of Paragraph 7, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of 1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of 51 Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.

9. No Agreement for Continued Service. This Agreement does not confer upon the Director any right to continue as a Director of the Corporation nor does it interfere in any way with the right of the Corporation to remove the Director, or the right of the Director to resign, at any time.

10. Restrictions. The obligation of the Corporation to sell and deliver shares of Common Stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a registration statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of Common Stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the Common Stock of the Corporation is then listed on any such stock exchange). The Company will include the shares to be issued pursuant to this option in any registration it files on Form S-8 and will use its best efforts to properly file any Additional Listing Application which may be required for listing of the shares to be issued upon the exercise of this option. In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Director will indemnify the Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares. The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.

11. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the Corporation at 2600 Miller Creek Road, Traverse City, MI 49684, attention: President, of intention to exercise such Option and by making payment of the purchase price of such shares against delivery of a certificate or certificates therefor as hereinafter provided. Such written notice shall:
(a) state the election to exercise the Option and the number of shares in respect of which it is being exercised;
(b) fix a date not less than seven (7) business days from the date such notice is received by the Corporation for delivery of the certificate or certificates for said shares and the payment of the purchase price therefor, and
(c) be signed by the person or persons so exercising the Option and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by appropriate proof of the right of such person or persons to exercise the Option.

On the date fixed in said written notice, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons against payment in full at the above-mentioned address of the purchase price of said shares in cash, by check or by surrender or delivery to the Corporation of shares of the Corporation's Common Stock with a fair market value equal to or less than the Option price, plus cash equal to any difference. All shares issued as provided herein will be fully paid and nonassessable. The Director shall not have any of the rights of the stockholder with respect to the shares of Common Stock subject to the Option until the certificate evidencing such shares shall be issued to him upon the due exercise of the Option.

12. Availability of Shares. The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of Common Stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation shall be applicable thereto.

13. Fair Market Value. As used herein, the "fair market value" of a share of Common Stock shall be:
(a) if the Common Stock is listed on a national securities exchange, the closing price of the Common Stock on the Composite Tape on the trading day immediately preceding such given date;
(b) if the Common Stock is traded on the over-the-counter market, the average of the bid and the asked price for the Common
Stock or, if there is last sale reporting, the closing price as reported by the Wall Street Journal at the close of trading on the trading day immediately preceding such given date, and
(c) if the Common Stock is neither listed on a national securities exchange or traded on the over-the- counter market, such value as the remaining members of the Board of Directors in good faith shall determine.
14. Governing Law. This Agreement has been entered into and shall be construed in accordance with the substantive laws of the State of Michigan.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized officers and the Director has hereunder set his hand, all as of the day and year first above written.

ATTEST:                                    THE CORPORATION:
                                           VERSUS TECHNOLOGY, INC.
____________________________       By: ___________________________
Name:    Andrea Beadle           Name:      Gary T. Gaisser
Title: Secretary Title: President, Chief Executive Officer
and Director
WITNESS:                                    THE DIRECTOR:
_________________________             ____________________________
                                                SAMUEL DAVIS

Exhibit 10(x)

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

The undersigned hereby represents and warrants to, and agrees with the Issuer, as follows:

(a)	The Securities are being subscribed for by the
subscriber for his or its own account, for investment purposes only, and not for the account of any other person, and not with a view to distribution, assignment, resale to others, or fractionalization in whole or in part. The undersigned understands that the offering and sale of the Securities is intended to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), by virtue of section 4(2) of the Act and/or the provisions of Regulation D promul-gated thereunder ("Regulation D"). In furtherance thereof, the undersigned represents, warrants and agrees as follows: (i) the under-signed will not sell, hypothecate or otherwise transfer the Securities except in accordance with the Act and applicable state securities laws (unless, in the opinion of counsel for the Issuer, an exemption from the registration requirements of the Act and such laws is available); and (ii) the Issuer is under no obligation to register the Securities on behalf of the undersigned or to assist it in complying with any exemption from registration except as specifically set forth in the Registration Rights Agreement, delivered to the Investor herewith and attached to the Private Placement Memorandum dated August 26, 2002 (the "Memorandum") as an exhibit (the "Registration Rights Agreement").

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
the specific purpose of acquiring the Securities. If such entity has in fact been so formed, please check this box and fill out a Purchaser Questionnaire with respect to each person or entity which is an owner
of the entity in question:   ?

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

Instructions:  	Answer "1." if the subscriber is an individual.
Answer "2." if the subscriber is an entity.

1.	INDIVIDUAL SUBSCRIBERS

(a)	Name: _______________________________________

Age:   ?   Less than 21    	?  21 to 70    	?  Over 70

Are You Married:			?  Yes           	?  No

Country of Citizenship: 	________________________

(b)	Home Address: 	____________________________________

    	____________________________________

    	____________________________________

Home Telephone Number: 	________________________

Home Fax Number (if any)	________________________

(c)	Firm Name: 	_________________________________________

Nature of Business: 	______________________________

Position/Title: 	____________________________________

Business Address:	____________________________________

____________________________________

____________________________________

Business Telephone Number: 	________________________

Business Fax Number:		________________________

(d)	Send Correspondence to:	 ?  Home		?  Business

(e)	Accredited Investor Status

(1)	My net worth (together with my spouse's net worth),
exclusive of home, home furnishings and automobiles, is in excess of $1,000,000.

?  Yes           	?  No

Answer (2) only if the answer to (1) is "NO."

(2)	My actual annual income for the last two years and my
estimated annual income for 2002, the current year, exceed
$250,000 each year.

?  Yes           	?  No


(f)	My investment in the Issuer is less than 20% of my net worth
(together with my spouse's net worth), exclusive of home, home furnishings and automobiles.

?  Yes           	?  No

(g)	In which state do you currently:

(a)	Maintain your primary residence?		______________

(b)	Maintain your secondary residence?	______________

(c)	Vote?							______________

(d)	File income tax returns?			______________

(e)	Maintain a driver's license?		______________

(h)	Qualified Investor Status

My investments, together with my spouse's, exceed $5,000,000:

?  Yes           	?  No



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

Tax Identification Number:_______________________

(b)	Please furnish the following information regarding the
Purchaser:

(i)  IF A PARTNERSHIP:

Type:		General ?		Limited ?

Number of Partners:  General ______		Limited _______

State of Formation:  Year _____	Country _________

Was this Partnership formed more than a year ago?

Yes   ?		No   ?

Principal
Business:_________________________________________

         		(ii)  IF A CORPORATION:

Country of Incorporation:  Country _______

Was this Corporation formed more than 1 year ago?

Yes   ?		No   ?

Number of Shareholders:_______________

Principal
Business:_________________________________________

         		(iii)  IF A LIMITED LIABILITY COMPANY:

Country of Formation:  Country _______

Was this Limited Liability Company formed more than 1 year ago?

Yes   ?		No   ?

Number of Members:_______________

Principal
Business:_________________________________________


   		(iii)  IF A TRUST:

Type of Trust:_____________________________________________

Country of Formation:  ______________________

Was this Trust formed more than one year ago?

?  Yes           	?  No


Number of Known Beneficiaries:_____________________________

Name of Trustee:___________________________________________


(c)	Entity Accreditation Criteria: (check all that are
applicable)
          		?	(i)	An entity with total assets in excess of
$5,000,000 which is also:

		 	(a)	a corporation,

(b)	a partnership,

(c)	a limited partnership,

(d)	a limited liability company,

(e)	a Massachusetts or similar business trust,
or

			(f)	an organization described in Section
501(c)(3) of the Internal Revenue Code.

?	(ii)	A trust whose total assets are in excess of
$5,000,000 and whose purchase of the Securities is directed by a person with such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of the prospective investment.

?	 (iii)	A bank as defined in Section 3(a)(2) of the Act, or
a savings and loan association or other institution as defined in Section 3(a)(5)(A) of the Act, whether acting in its individual or fiduciary capacity.

?	(iv)	A broker or dealer registered pursuant to Section
15 of the Securities Exchange Act of 1934.

?	(v)	An insurance company as defined in Section 2(13) of
the Act.

?	(vi)	An investment company registered under the
Investment Company Act of 1940 (the "Investment
Company Act").

?	(vii)	A business development company as defined in
Section 2(a)(48) of the Investment Company Act.

?	(viii)	A Small Business Investment Company licensed by the
United States Small Business Administration under
Section 301(c) or (d) of the Small Business
Investment Act of 1958.

?	(ix)	An employee benefit plan within the meaning of
Title I of the Employee Retirement Income Security
Act of 1974, if either:

(a)	the investment decision with respect to
this investment is made by a plan fiduciary as defined in Section 3(21) of such act, which is either a bank, savings and loan association, insurance company, or registered investment advisor, or

(b)	the employee benefit plan has total assets
in excess of $5,000,000, or,

	(c)	the employee benefit plan is a self--
directed plan, with investment decisions made solely by persons that are accredited investors.

?	(x)	A private business development company as defined
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

Principal Amount of Versus Technology, Inc.
Prime Plus 2% Series B Secured Subordinated Debentures due October 31,
2007 Subscribed for (the "Subscription Amount"):
							$_____________________

Series A Amount being surrendered		$

Cash balance due for Series B Debenture
(50% of Series A Amount)				$

IN WITNESS WHEREOF, the undersigned has executed this Subscription Agreement this ____ day of ___________, 2002.

______________________________
Name

Make Checks Payable to:		Dillon, Bitar & Luther Attorney Trust
Account
		Re: Versus Technology, Inc.
		53 Maple Avenue
		Morristown, New Jersey 07960
		Att: William F. Campbell, III, Esq.

For Wire Transfer:			WIRE INSTRUCTIONS

Fleet Bank
188 South Street
Morristown, New Jersey 07960
(973) 285-0100
ABA #                      021200339
Dillon, Bitar & Luther, LLC, Attorney Trust
Account
Account Number     0035837906
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


								Name

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
the specific purpose of acquiring the Securities. If such entity has in fact been so formed, please check this box and fill out an Assignee Purchaser Questionnaire and Agreement with respect to each person or
entity which is an owner of the entity in question:   ?

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

Instructions:  	Answer "1." if the undersigned is an individual.
Answer "2." if the undersigned is an entity.

1.	INDIVIDUALS

(a)	Name: _______________________________________

Age:   ?   Less than 21    	?  21 to 70    	?  Over 70

Are You Married:			?  Yes           	?  No

Country of Citizenship: 	________________________

(b)	Home Address: 	____________________________________

    	____________________________________

    	____________________________________

Home Telephone Number: 	________________________

Home Fax Number (if any)		________________________

(c)	Firm Name: 	__________________________________________

Nature of Business: 	______________________________

Position/Title: 	____________________________________

Business Address:	____________________________________

____________________________________

____________________________________

Business Telephone Number: 	________________________

Business Fax Number:		________________________

(d)	Send Correspondence to:	 ?  Home		?  Business

(e)	Accredited Investor Status

(1)	My net worth (together with my spouse's net worth),
exclusive of home, home furnishings and automobiles, is in excess of $1,000,000.

?  Yes           	?  No

Answer (2) only if the answer to (1) is "NO."

(2)	My actual annual income for the last two years and my
estimated annual income for 2002, the current year, exceed
$250,000 each year.

?  Yes           	?  No


(f)	My investment in the Issuer is less than 20% of my net worth
(together with my spouse's net worth), exclusive of home, home furnishings and automobiles.

?  Yes           	?  No

(g)	In which state do you currently:

(a)	Maintain your primary residence?		______________

(b)	Maintain your secondary residence?	______________

(c)	Vote?							______________

(d)	File income tax returns?			______________

(e)	Maintain a driver's license?		______________

(h)	Qualified Investor Status

My investments, together with my spouse's, exceed $5,000,000:

?  Yes           	?  No



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

Tax Identification Number:_______________________

(b)	Please furnish the following information regarding the
undersigned:

(i)  IF A PARTNERSHIP:

Type:		General ?		Limited ?

Number of Partners:  General ______		Limited _______

State of Formation:  Year _____	Country _________

Was this Partnership formed more than a year ago?

Yes   ?		No   ?

Principal Business:______________________________________

         		(ii)  IF A CORPORATION:

Country of Incorporation:  Country _______

Was this Corporation formed more than 1 year ago?

Yes   ?		No   ?

Number of Shareholders:_______________

Principal Business:_____________________________________

         		(iii)  IF A LIMITED LIABILITY COMPANY:

Country of Formation:  Country _______

Was this Limited Liability Company formed more than 1 year ago?

Yes   ?		No   ?

Number of Members:_______________

Principal Business:_____________________________________


   		(iii)  IF A TRUST:

Type of Trust:__________________________________________

Country of Formation:  ______________________

Was this Trust formed more than one year ago?

?  Yes           	?  No


Number of Known Beneficiaries:_____________________________

Name of Trustee:___________________________________________


(c)	Entity Accreditation Criteria: (check all that are
applicable)
          		?	(i)	An entity with total assets in excess of
$5,000,000 which is also:

		 	(a)	a corporation,

(b)	a partnership,

(c)	a limited partnership,

(d)	a limited liability company,

(e)	a Massachusetts or similar business trust,
or

			(f)	an organization described in Section
501(c)(3) of the Internal Revenue Code.

?	(ii)	A trust whose total assets are in excess of
$5,000,000 and whose purchase of the Securities is directed by a person with such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of the prospective investment.

?	 (iii)	A bank as defined in Section 3(a)(2) of the Act, or
a savings and loan association or other institution as defined in Section 3(a)(5)(A) of the Act, whether acting in its individual or fiduciary capacity.

?	(iv)	A broker or dealer registered pursuant to Section
15 of the Securities Exchange Act of 1934.

?	(v)	An insurance company as defined in Section 2(13) of
the Act.

?	(vi)	An investment company registered under the
Investment Company Act of 1940 (the "Investment
Company Act").

?	(vii)	A business development company as defined in
Section 2(a)(48) of the Investment Company Act.

?	(viii)	A Small Business Investment Company licensed by the
United States Small Business Administration under
Section 301(c) or (d) of the Small Business
Investment Act of 1958.

?	(ix)	An employee benefit plan within the meaning of
Title I of the Employee Retirement Income Security
Act of 1974, if either:

(a)	the investment decision with respect to
this investment is made by a plan fiduciary as defined in Section 3(21) of such act, which is either a bank, savings and loan association, insurance company, or registered investment advisor, or

(b)	the employee benefit plan has total assets
in excess of $5,000,000, or,

	(c)	the employee benefit plan is a self--
directed plan, with investment decisions made solely by persons that are accredited investors.

?	(x)	A private business development company as defined
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

Principal Amount of Versus Technology, Inc.
Prime Plus 2% Series B Secured Subordinated Debentures due
October 31, 2007 assigned to the undersigned:  $_________________

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





                                                     Exhibit 10(y)

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

2.2  Incidental Registration (Piggyback Registration).  (a)
Notice and Request. If the Corporation at any time proposes to register any of its securities under the Securities Act (except registrations solely for registration of shares in connection with an employee benefit plan or a merger or consolidation), whether or not for sale for its own account, it will each such time give prompt written notice, making reference to this Section of this Registration Rights Agreement, to the Investors of its intention to do so. Upon the written request of any Investor within 30 days after the receipt of any such notice (which request shall specify the Registrable Securities intended to be disposed of by the Investor, the Corporation will use its best efforts to effect the registration under the Securities Act of all Registrable Securities which the Corporation has been so requested to register by the Investor as part of the incidental registration, provided that if the Corporation shall determine for any reason not to register or to delay registration of such securities the Corporation may, at its election, give written notice of such determination to the Investors, and, thereupon, (i) in the case of a determination not to register, shall be relieved of its obligation to register any Registrable Securities in connection with such registration, without prejudice, however, to the rights of the Investors to request that such registration be effected as a registration under Section 2.1, and (ii) in the case of a deter-mination to delay registering, shall be permitted to delay registering any Registrable Securities, for the same period as the delay in registering such other securities. No registration effected under this Section 2.2 shall relieve the Corporation of its obligation to effect any registration upon request under Section 2.1. The Registration Expenses of the Investors shall be paid by the Corporation.

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

(c)	Notices of Claims, etc.  Promptly after receipt by an
indemnified party of actual notice of the commencement of any action or proceeding involving a claim referred to in the preceding subdivi-sions of this Section 2.5, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this Section 3.6, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice. In case any such action is brought against an indemnified party, unless in such indemnified party's reasonable judgment a conflict of interest between such indemnified and indemnifying parties may exist in respect of such claim, the indemnifying party shall be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation. No indemnifying party shall be liable for any settlement of any action or proceeding effected without its written consent. No indemnifying party shall, without the consent of the indemnified party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

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

Exhibit 10(z)

VERSUS TECHNOLOGY, INC.
	SUBSCRIPTION AGREEMENT

This Subscription Agreement is made as of the date set forth on the signature page hereof (the "Signature Page") by and between VERSUS TECHNOLOGY, INC., a Delaware corporation (the "Issuer" or the "Company"), and the undersigned prospective subscriber (the "Subscriber") who is subscribing hereby for the principal amount of the Issuer's Prime Plus 2% Series B Secured Subordinated Debentures due October 31, 2007 as set forth on the Signature Page hereto (the "Securities" and/or the "Series B Debenture").

A.	SUBSCRIPTION

The undersigned hereby subscribes to purchase the
Securities as set forth on the Signature Page. Simultaneously with the execution of this Subscription Agreement, the undersigned is paying and delivering to the Issuer the amount set forth on the Signature Page as the purchase price, by: surrendering to the Company the sole originally issued Versus Technology, Inc. Prime Rate Secured Convertible Debenture due April 30, 2004, Debenture No. 17, of which the Subscriber is shown as the Registered Holder, in the original principal amount of $600,000; and by surrendering to the Company the sole originally issued Versus Technology, Inc. Prime Rate Secured Convertible Debenture due April 30, 2004, Debenture No. 8, of which the Subscriber is shown as the Registered Holder, in the original principal amount of $900,000; and by surrendering to the Company the sole originally issued Versus Technology, Inc. Prime Rate Secured Convertible Debenture due April 30, 2004, Debenture No. 26, of which the Subscriber is shown as the assignee from the Registered Holder, Manitou Capital Corp., in the original principal amount of $100,000; and by delivering a check payable to the Issuer or wire transfer payable to the party set forth on the Signature Page the amount of $800,000. It is agreed that upon surrender to the Company of the Series A Debentures No. 17, 8, and 26 (in the aggregate principal amount of $1,600,000.00), together with delivery of the required cash payment of $800,000.00, $650,000 of the aggregate Series A principal amount will be deemed to have been paid in full and a replacement Series A Debenture in the new principal amount of $950,000 shall be issued and delivered to the undersigned subscriber together with a Series B Debenture in the original principal amount of $1,450,000. It is further agreed that the subscriber may at any time hereafter surrender to the Company for cancellation the replacement Series A Debenture in exchange for a Series B Debenture of equal principal amount, provided, however, it is agreed that in any and all events, so long as the Company is not in default of its obligations under either the outstanding Series A Debentures or the outstanding Series B Debentures, said replacement Series A Debenture shall be surrendered, cancelled and replaced by a Series B Debenture of equal principal amount no later than April 30, 2004.

B.	REPRESENTATIONS AND WARRANTIES

The undersigned hereby represents and warrants to, and agrees with the Issuer, as follows:

(a)	The Securities are being subscribed for by the
subscriber for his or its own account, for investment purposes only, and not for the account of any other person, and not with a view to distribution, assignment, resale to others, or fractionalization in whole or in part. The undersigned understands that the offering and sale of the Securities is intended to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), by virtue of section 4(2) of the Act and/or the provisions of Regulation D promul-gated thereunder ("Regulation D"). In furtherance thereof, the undersigned represents, warrants and agrees as follows: (i) the under-signed will not sell, hypothecate or otherwise transfer the Securities except in accordance with the Act and applicable state securities laws (unless, in the opinion of counsel for the Issuer, an exemption from the registration requirements of the Act and such laws is available); and (ii) the Issuer is under no obligation to register the Securities on behalf of the undersigned or to assist it in complying with any exemption from registration except as specifically set forth in the Registration Rights Agreement, delivered to the Investor herewith and attached to the Private Placement Memorandum dated August 26, 2002 (the "Memorandum") as an exhibit (the "Registration Rights Agreement").

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
the specific purpose of acquiring the Securities. If such entity has in fact been so formed, please check this box and fill out a Purchaser Questionnaire with respect to each person or entity which is an owner
of the entity in question:   ?

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

		In the event these conditions are not satisfied by October 31, 2002, the Company shall promptly return the undersigned's subscription deposit, without interest.


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

Instructions:  	Answer "1." if the subscriber is an individual.
Answer "2." if the subscriber is an entity.

1.	INDIVIDUAL SUBSCRIBERS

(a)	Name: _______________________________________

Age:   ?   Less than 21    	?  21 to 70    	?  Over 70

Are You Married:			?  Yes           	?  No

Country of Citizenship: 	________________________

(b)	Home Address: 	____________________________________

    	____________________________________

    	____________________________________

Home Telephone Number: 	________________________

Home Fax Number (if any)		________________________

(c)	Firm Name: 	__________________________________________

Nature of Business: 	______________________________

Position/Title: 	____________________________________

Business Address:	____________________________________

____________________________________

____________________________________

Business Telephone Number: 	________________________

Business Fax Number:		________________________

(d)	Send Correspondence to:	 ?  Home		?  Business

(e)	Accredited Investor Status

(1)	My net worth (together with my spouse's net worth),
exclusive of home, home furnishings and automobiles, is in excess of $1,000,000.

?  Yes           	?  No

Answer (2) only if the answer to (1) is "NO."

(2)	My actual annual income for the last two years and my
estimated annual income for 2002, the current year, exceed
$250,000 each year.

?  Yes           	?  No


(f)	My investment in the Issuer is less than 20% of my net worth
(together with my spouse's net worth), exclusive of home, home furnishings and automobiles.

?  Yes           	?  No

(g)	In which state do you currently:

(a)	Maintain your primary residence?		______________

(b)	Maintain your secondary residence?	______________

(c)	Vote?						______________

(d)	File income tax returns?			______________

(e)	Maintain a driver's license?		______________

(h)	Qualified Investor Status

My investments, together with my spouse's, exceed $5,000,000:

?  Yes           	?  No



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

Tax Identification Number:_______________________

(b)	Please furnish the following information regarding the
Purchaser:

(i)  IF A PARTNERSHIP:

Type:		General ?		Limited ?

Number of Partners:  General ______		Limited _______

State of Formation:  Year _____	Country _________

Was this Partnership formed more than a year ago?

Yes   ?		No   ?

Principal
Business:_________________________________________

         		(ii)  IF A CORPORATION:

Country of Incorporation:  Country _______

Was this Corporation formed more than 1 year ago?

Yes   ?		No   ?

Number of Shareholders:_______________

Principal
Business:_________________________________________

         		(iii)  IF A LIMITED LIABILITY COMPANY:

Country of Formation:  Country _______

Was this Limited Liability Company formed more than 1 year ago?

Yes   ?		No   ?

Number of Members:_______________

Principal
Business:_________________________________________


   		(iii)  IF A TRUST:

Type of Trust:_____________________________________________

Country of Formation:  ______________________

Was this Trust formed more than one year ago?

?  Yes           	?  No


Number of Known Beneficiaries:_____________________________

Name of Trustee:___________________________________________


(c)	Entity Accreditation Criteria: (check all that are
applicable)
          		?	(i)	An entity with total assets in excess of
$5,000,000 which is also:

		 	(a)	a corporation,

(b)	a partnership,

(c)	a limited partnership,

(d)	a limited liability company,

(e)	a Massachusetts or similar business trust,
or

			(f)	an organization described in Section
501(c)(3) of the Internal Revenue Code.

?	(ii)	A trust whose total assets are in excess of
$5,000,000 and whose purchase of the Securities is directed by a person with such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of the prospective investment.

?	 (iii)	A bank as defined in Section 3(a)(2) of the Act, or
a savings and loan association or other institution as defined in Section 3(a)(5)(A) of the Act, whether acting in its individual or fiduciary capacity.

?	(iv)	A broker or dealer registered pursuant to Section
15 of the Securities Exchange Act of 1934.

?	(v)	An insurance company as defined in Section 2(13) of
the Act.

?	(vi)	An investment company registered under the
Investment Company Act of 1940 (the "Investment
Company Act").

?	(vii)	A business development company as defined in
Section 2(a)(48) of the Investment Company Act.

?	(viii)	A Small Business Investment Company licensed by the
United States Small Business Administration under
Section 301(c) or (d) of the Small Business
Investment Act of 1958.

?	(ix)	An employee benefit plan within the meaning of
Title I of the Employee Retirement Income Security
Act of 1974, if either:

(a)	the investment decision with respect to
this investment is made by a plan fiduciary as defined in Section 3(21) of such act, which is either a bank, savings and loan association, insurance company, or registered investment advisor, or

(b)	the employee benefit plan has total assets
in excess of $5,000,000, or,

	(c)	the employee benefit plan is a self--
directed plan, with investment decisions made solely by persons that are accredited investors.

?	(x)	A private business development company as defined
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

Principal Amount of Versus Technology, Inc.
Prime Plus 2% Series B Secured Subordinated Debentures due
October 31, 2007 Subscribed for (the "Subscription Amount"):

							$2,400,000

Series A Amount being surrendered
For cancellation					$650,000

Cash due for Series B Debenture
							$800,000

Amount of replacement Series A
Debenture to be issued to Subscriber		$950,000

Amount of Series B Securities presently
to be issued to Subscriber				$1,450,000

Remaining Amount of Series B Securities
to be issued upon surrender of remaining
Series A Debenture					$950,000

IN WITNESS WHEREOF, the undersigned has executed this Subscription Agreement this ____ day of ___________, 2002.

______________________________
Name: GIII, LLC
By:
	David L. Gray

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





                                                       Exhibit 99(d)

                    CERTIFICATE OF THE
                CHIEF EXECUTIVE OFFICER OF
                   VERSUS TECHNOLOGY, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):
        I, Gary T. Gaisser, President and Chief Executive Officer of Versus Technology, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. 1350) that:
        (1) The annual report on Form 10-KSB for the fiscal year ended October 31, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;
        (2) The information contained in this annual report on Form 10-KSB for the fiscal year ended October 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Versus Technology, Inc.

VERSUS TECHNOLOGY, INC


Date:   December 20, 2002
By:
/s/ Gary T. Gaisser

Gary T. Gaisser

Its:
President and Chief Executive
Officer



                 CERTIFICATE OF THE
             CHIEF ACCOUNTING OFFICER OF
                VERSUS TECHNOLOGY, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):
        I, Robert Butler, Controller and Chief Accounting Officer of Versus Technology, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:
        (1) The annual report on Form 10-KSB for the fiscal year ended October 31, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;
        (2) The information contained in this annual report on Form 10-KSB for the fiscal year ended October 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Versus Technology, Inc.

VERSUS TECHNOLOGY, INC


Date:   December 20, 2002
By:
/s/ Robert Butler

Robert Butler

Its:
Controller and Chief
Accounting Officer




                                                     Exhibit 99(e)

                              FOR IMMEDIATE RELEASE

Investors/Analysts please call:  Robert Butler, Chief Accounting Officer
                                 Versus Technology, Inc. (231) 946-5868
Media please call:               Sharon Winberg, Acting Director of
                                 Marketing
                                 Versus Technology, Inc. (231) 946-5868


                VERSUS TECHNOLOGY ANNOUNCES FY 2002 RESULTS
             Net loss of $1,207,000 is $925,000 less than 2001

Traverse City, Michigan, December 20, 2002  -- Versus Technology, Inc.
(OTC BB: VSTI), the leader in the development and manufacture of infrared
(IR) and radio frequency (RF) tracking technologies announced revenues of $4,099,000 for the fiscal year ended October 31, 2002, compared to revenues of $3,860,000 for the fiscal year ended October 31, 2001. Revenues for the fourth quarter of fiscal 2002 were $1,061,000 compared with fiscal 2001 fourth quarter revenues of $1,093,000.

For fiscal year 2002 the Company's net loss was $1,207,000 compared with a loss of $2,132,000 in fiscal 2001. Fiscal 2002 results include the effect of non-recurring charges to cost of revenues totaling $409,000 ($315,000 related to a fixed asset impairment write down and $94,000 related to product components and manufacturing supplies). The asset impairment write down was related to the company's ASIC chip. Before the non-recurring entries the net loss for 2002 was $798,000 or 63% below the 2001 loss of $2,132,000. The company attributes the reduction in the loss to cost-control measures implemented in early November 2001 and the adoption of SFAS 142 and the related cessation of goodwill amortization which resulted in an additional $156,000 decrease in costs. The fiscal 2002 fourth quarter reported loss was $673,000 compared with a fiscal 2001 fourth quarter loss of $297,000. Before the non-recurring entries of $409,000 referenced above, the fiscal 2002 fourth quarter loss was $264,000 or 11% below the fiscal 2001 fourth quarter loss of $297,000.

Versus also reported that in October 2002, in order to augment its working capital, the company issued $1,050,000 in new debt in a private placement of its Prime Plus 2% Series B Secured Subordinated Debentures.

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



                           VERSUS TECHNOLOGY, INC.
                     Consolidated Statements of Operations

                       Three Months Ended October 31,  Year Ended October 31,
                             2002          2001          2002          2001
                        ------------- -------------  ------------- -------------
Revenues                $  1,061,000  $  1,093,000   $  4,099,000  $  3,860,000

Operating expenses
   Cost of revenues          989,000       503,000      2,523,000     2,136,000
   Research and
      development            131,000       153,000        494,000       728,000
   Sales and marketing       330,000       366,000      1,139,000     1,624,000
   General and
      administrative         247,000       304,000        994,000     1,305,000
                        ------------- -------------  ------------- -------------
                           1,697,000     1,326,000      5,150,000     5,793,000
                        ------------- -------------  ------------- -------------
Loss From Operations     (   636,000)  (   233,000)   ( 1,051,000)  ( 1,933,000)
                        ------------- -------------  ------------- -------------
Other Income (Expenses):
   Interest income             2,000         6,000         15,000        65,000
   Interest expense      (    36,000)  (    53,000)   (   152,000)  (   244,000)
   Other (net)           (     3,000)  (    17,000)   (    19,000)  (    20,000)
                        ------------- -------------  ------------- -------------
                         (    37,000)  (    64,000)   (   156,000)  (   199,000)
                        ------------- -------------  ------------- -------------
Net Loss                $(   673,000) $(   297,000)  $( 1,207,000) $( 2,132,000)
                        ============= =============  ============= =============
Basic and Diluted Net
   Loss Per Share       $(    .01   ) $(    .01   )  $(    .03   ) $(    .05   )
                        ============= =============  ============= =============

Please refer to the 10-KSB recently filed with the Securities and Exchange Commission for additional details.



                  VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                       Consolidated Balance Sheets
                        October 31, 2002 and 2001


                                                  October 31,
                                               2002          2001
                                          -------------  -------------
Assets

Current Assets
   Cash and cash equivalents              $  1,799,000   $   384,000
   Accounts receivable (net of
     allowance for doubtful accounts
     of $44,000 and $46,000)                 1,193,000     1,140,000
   Inventories - purchased parts and
     assemblies                                558,000     1,066,000
   Prepaid expenses and other assets            84,000       103,000
                                          -------------  -------------
Total Current Assets                         3,634,000     2,693,000

Property and Equipment
   Machinery, equipment and vehicles           397,000       855,000
   Furniture and fixtures                       87,000        85,000
   Leasehold improvements                      150,000       150,000
                                          -------------  -------------
                                               634,000     1,090,000
   Less accumulated depreciation               561,000       482,000
                                          -------------  -------------
Net Property and Equipment                      73,000       608,000
                                          -------------  -------------

Software Development Costs,
   net of accumulated amortization
   of $462,000 and $388,000                    138,000       212,000

Goodwill                                     1,533,000     1,533,000

Patents and Other Intangible Assets,
   net of accumulated amortization
   of $1,300,000 and $1,137,000                690,000       853,000

Deferred Financing Costs, net of
   accumulated amortization of
   $74,000 and $52,000                          60,000        56,000

Other non-current assets                        23,000        23,000
                                          -------------  -------------
                                          $  6,151,000   $  5,978,000
                                          =============  =============

Liabilities and Shareholders' Equity

Current Liabilities
   Note payable                           $     10,000   $       -
   Accounts payable                            843,000        832,000
   Accrued expenses                            161,000        224,000
   Deferred revenue - customer
     advance payments                           85,000         25,000
   Billings in excess of costs and
     estimated earnings                         30,000         24,000
                                          -------------  -------------
Total Current Liabilities                    1,129,000      1,105,000

Long-Term Debt
   Series A Debentures                       1,900,000      3,000,000
   Series B Debentures                       2,150,000           -
                                          -------------  -------------
Total Long-Term Debt                         4,050,000      3,000,000
                                          -------------  -------------
Total Liabilities                            5,179,000      4,105,000
                                          -------------  -------------
Commitments and Contingencies                     -              -

Shareholders' Equity
   Common stock, $0.01 par value;
     75,000,000 shares authorized;
     45,598,863 and 42,223,499
     shares issued and outstanding             456,000        422,000
   Additional paid-in capital               35,011,000     34,746,000
   Accumulated deficit                     (34,491,000)   (33,284,000)
   Unearned compensation                   (     4,000)   (    11,000)
                                          -------------  -------------
Total Shareholders' Equity                     972,000      1,873,000
                                          -------------  -------------
                                          $  6,151,000   $  5,978,000
                                          =============  =============

Please refer to the 10-KSB recently filed with the Securities and Exchange Commission for additional details.