Form 10QSB
period 2003-01-31
VERSUS TECHNOLOGY INC
filed 2003-02-28
CIK 842638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                              FORM 10-QSB

  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended January 31, 2003

  ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT OF 1934
       For the transition period from ___________ to __________

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


As of February 25, 2003, the issuer had outstanding 45,598,325 shares of Common Stock, par value $.01 per share.

Transitional small business disclosure format:   Yes (   )  No ( X )




                           VERSUS TECHNOLOGY, INC.

                             Index to Form 10-QSB

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets as of January 31, 2003
         (Unaudited) and October 31, 2002

         Consolidated Statements of Operations for the three months ended January 31, 2003 and 2002 (Unaudited)

         Consolidated Statements of Cash Flows for the three months ended January 31, 2003 and 2002 (Unaudited)

         Notes to Consolidated Financial Statements

Item 2   Management's Discussion and Analysis

Item 3   Controls and Procedures

PART II  OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Changes in Securities

Item 5   Other Information

Item 6   Exhibits and Reports on Form 8-K

Signatures

Certifications




PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

                              VERSUS TECHNOLOGY, INC.
                            Consolidated Balance Sheets
                                    (Unaudited)

                                           January 31,    October 31,
                                              2003           2002
                                          -------------  -------------
Assets

Current Assets

Cash and cash equivalents                  $ 1,687,000    $ 1,799,000
Accounts receivable, net of
   allowance for doubtful
   accounts of $49,000 and
   $44,000                                     577,000      1,193,000
Inventories - purchased parts
   and assemblies                              578,000        558,000
Prepaid expenses and other
   assets                                       59,000         84,000
                                          -------------  -------------
Total Current Assets                         2,901,000      3,634,000
                                          -------------  -------------
Property and Equipment, net
   of accumulated depreciation
   of $576,000 and $561,000                     61,000         73,000
Software Development Costs,
   net of accumulated
   amortization of $481,000 and
   $462,000                                    119,000        138,000

Goodwill                                     1,533,000      1,533,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $1,340,000
   and $1,300,000                              650,000        690,000
Deferred Financing Costs, net
   of accumulated amortization
   of $81,000 and $74,000                       53,000         60,000

Other Non-Current Assets                         9,000         23,000
                                          -------------  -------------
                                           $ 5,326,000    $ 6,151,000
                                          =============  =============

Liabilities and Shareholders'
Equity

Current Liabilities

Note payable                               $      -       $    10,000
Accounts payable                               674,000        843,000
Accrued expenses                               190,000        161,000
Deferred revenue-customer
   advance payments                             71,000         85,000
Billings in excess of costs and
   estimated earnings                           18,000         30,000
                                          -------------  -------------
Total Current Liabilities                      953,000      1,129,000
                                          -------------  -------------
Long-Term Debt
Series A Debentures                          1,800,000      1,900,000
Series B Debentures                          2,150,000      2,150,000
                                          -------------  -------------
Total Long-Term Debt                         3,950,000      4,050,000
                                          -------------  -------------
Total Liabilities                            4,903,000      5,179,000
                                          -------------  -------------

Shareholders' Equity

Common stock, $.01 par value;
   75,000,000 shares authorized;
   45,598,325 and 45,598,863
   shares issued and outstanding               456,000        456,000
Additional paid-in capital                  35,011,000     35,011,000
Accumulated deficit                        (35,042,000)   (34,491,000)
Unearned compensation                      (     2,000)   (     4,000)
                                          -------------  --------------
Total Shareholders' Equity                     423,000        972,000
                                          -------------  -------------
                                          $  5,326,000   $  6,151,000
                                          =============  =============

            See accompanying notes to consolidated financial statements.




                                VERSUS TECHNOLOGY, INC.
                         Consolidated Statements of Operations
                                      (Unaudited)


                                         Three Months Ended January 31,
                                               2003          2002
                                          -------------  -------------

Revenues                                  $    572,000   $    642,000

Operating Expenses
   Cost of revenues                            368,000        406,000
   Research and development                    139,000        119,000
   Sales and marketing                         319,000        273,000
   General and administrative                  260,000        221,000
                                          -------------  -------------
                                             1,086,000      1,019,000
                                          -------------  -------------
Loss From Operations                       (   514,000)   (   377,000)
                                          -------------  -------------
Other Income (Expense)
   Interest income                              14,000          2,000
   Interest expense                        (    58,000)   (    44,000)
   Other (net)                                   7,000          4,000
                                          -------------  -------------
                                           (    37,000)   (    38,000)
                                          -------------  -------------
Net Loss                                  $(   551,000)  $(   415,000)
                                          =============  =============
Basic and Diluted Net Loss
Per Share                                 $(    .01   )  $(    .01   )
                                          =============  =============

            See accompanying notes to consolidated financial statements.





                           VERSUS TECHNOLOGY, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                         Three Months Ended January 31,
                                               2003          2002
                                          -------------  -------------
Operating activities:
   Net loss                               $(   551,000)  $(   415,000)
   Adjustments to reconcile
     net loss to net cash from
     operating activities:
     Depreciation                               15,000         61,000
     Amortization of intangibles                66,000         65,000
     Restricted stock
       compensation                              2,000          2,000
   Changes in operating
     assets and liabilities:
     Accounts receivable, net                  616,000        358,000
     Inventories                           (    20,000)       141,000
     Prepaid expenses and other
       current assets                           25,000         19,000
     Other non-current assets                   14,000           -
     Accounts payable                      (   169,000)   (   150,000)
     Accrued expenses                           29,000    (    64,000)
     Deferred revenues-customer
       advance payments                    (    14,000)        39,000
     Billings in excess of costs
       and estimated earnings              (    12,000)        84,000
                                          -------------  -------------
Net cash from operating
   activities                                    1,000        140,000
                                          -------------  -------------
Financing activities
     Principal payments on note
       payable                             (    10,000)          -
     Payment of long-term debt             (   100,000)          -
                                          -------------  -------------
Net cash for financing
   activities                              (   110,000)          -
                                          -------------  -------------
Investing activities:
   Additions to property and
     equipment                             (     3,000)          -
                                          -------------  -------------
Net cash for investing
   Activities                              (     3,000)          -
                                          -------------  -------------
Net Increase (Decrease) in
   cash and cash equivalents               (   112,000)       140,000
                                          -------------  -------------
   Cash and cash equivalents,
     at the beginning of period              1,799,000        384,000
   Cash and cash equivalents,
     at the end of period                 $  1,687,000   $    524,000
                                          =============  =============
Supplemental Cash Flow
   Information
   Cash paid during the period
     for interest                         $     36,000   $     51,000
                                          =============  =============


           See accompanying notes to consolidated financial statements.


During the three months ended January 31, 2003:

Versus repurchased 538 shares of stock pursuant to the Employee Incentive Restricted Stock Bonus Plan. During the same period in fiscal 2002, 950 shares were repurchased. Unearned compensation of $100 and $300 related to the repurchased shares was reversed during the three months ended January 31, 2003 and 2002, respectively.




                    VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                         January 31, 2003 (Unaudited)

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

Location Data Collection, Utilization, and Processing Segment.
Versus develops and markets products using infrared (IR) and radio frequency (RF) technology for the health care industry and other markets located throughout North America. Versus' primary products are infrared locating systems with radio frequency supervision, passive data collection systems, asset locating systems, portal detection systems and location event processing software. These products permit the instantaneous identification and location of people and equipment and can be used to control access, record events associated with those activities, and permit communication. Segment revenues also include revenue from the licensing of related intellectual property to third parties.

Software Engineering for the Tool and Die Market Segment.
Olmsted sells its own software under the ACU*CARV(r) name, resells third-party software, and provides systems support services throughout North America. Olmsted receives maintenance fees from customers and, in turn, provides technical support. Versus also develops, markets, and integrates cellular products for the security industry.

Operations

Versus has experienced significant operating losses during each of the past several years during which it has heavily concentrated its efforts towards developing its product lines and customer base. Management believes Versus is well positioned for future growth as its products are gaining more acceptance in the marketplace and their advantages over competing products and technologies are better understood. Management believes the number of companies offering competing products in Versus' area of expertise is lower now than in prior years.

To assist continued growth, during 2002 Versus recruited a highly experienced and well-respected health care sales and marketing professional to develop and lead a new regionally focused sales organization. In the second half of 2002 that new organization began marketing to the dealer level of the distribution chain. This approach provides more exposure for Versus products, leading to higher overall revenues for the reseller and for Versus. Versus believes the effort expended in integrating products with hospital emergency department systems during 2002 will further support market growth in 2003. In addition to these revenue related efforts, research and development and manufacturing capabilities were further strengthened in 2003 with highly qualified technicians and engineers.

Versus believes the cash balance remaining at January 31, 2003, and the cash expected to be generated from fiscal 2003 sales will result in Versus meeting its projected cash needs for operations and new product developments over the next twelve months.

Versus' customer base is diverse and Versus does not believe it has a significant credit risk related to its accounts receivable.

Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. They should be read in conjunction with the consolidated financial statements and the footnotes thereto of Versus Technology, Inc. and subsidiary (Versus) contained in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2003, and October 31, 2002, the results of operations and cash flows for the three months ended January 31, 2003 and 2002.
The results of operations for the three months ended January 31, 2003, are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of Versus and Olmsted Engineering Co., its wholly owned subsidiary. Upon consolidation all significant intercompany accounts and transactions are eliminated.

Allowance for Possible Losses on Accounts Receivable

The Company maintains an allowance for possible losses on accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments, and future expectations of conditions that might impact the collectibility of accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for Possible Losses on Product Warranties

The Company maintains an allowance for possible losses on product warranties for estimated losses that may result from product failures. The allowance is estimated based on historical experience of repairs to products within the warranty period, the incidence of returned products, and future expectations of conditions that might impact warranty repairs on newly introduced products. An estimated expense is charged to cost of revenues and the estimated liability is recorded as an accrual.

The following table details estimated warranty liability for the three months ended January 31, 2003 and 2002:


                                      2003        2002
                                   ----------  ----------
Beginning Balance                  $  36,000   $   8,000
Costs to repair/replace
  products during the period        (  1,000)   (  1,000)
Accrued liability for future
  repairs/replacements                 4,000      17,000
                                   ----------  ----------
Ending Balance                     $  39,000   $  24,000
                                   ==========  ==========

New Accounting Standards

In July 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on the Company's financial position or results of operations.

In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation had no impact on the Company's financial position or results of operation.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock
Based Compensation - Transition and Disclosure" (SFAS 148).  SFAS 148
amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Company has decided to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted under SFAS 148.

As of January 31, 2003, the Company had two employee incentive stock option plans, which are described more fully in Note 7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, as filed with the Securities and Exchange Commission. The Company has also issued additional stock options to its Directors under various agreements. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation and non-employee Director compensation cost is reflected in the Consolidated Statement of Operations, as all options granted under those plans and agreements had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation and non-employee Director compensation.



                                        Three months ended January 31,
                                             2003          2002
                                         ------------  ------------
Net Loss, as reported                    $(  551,000)  $(  415,000)
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method for
  all awards, net of related tax
  effects (no related tax effects)            59,000       47,000
                                         ------------  ------------
Pro forma net loss                       $(  610,000)  $(  462,000)
                                         ============  ============
Basic and diluted net loss per
  share - as reported                     (   .01   )   (   .01   )
Basic and diluted net loss per
  share - pro forma                       (   .01   )   (   .01   )

Note 2  Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Basic EPS excludes any dilutive effects of options, warrants, and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares) to the extent those shares have not yet been vested. Diluted EPS includes the effects of options, warrants, convertible securities, and contingently issuable shares. For the quarter ended January 31, 2003 and 2002, Versus has not included the effects of options, warrants, convertible securities, and contingently issuable shares of 37,934,566 and 19,759,119 shares, respectively, in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted average number of shares outstanding for 2003 and 2002 were 45,575,330 and 42,125,164, respectively, for both basic and diluted EPS calculations.

Note 3  Costs and Estimated Earnings of Uncompleted Contracts

As of January 31, 2003, and October 31, 2002, Versus was in the process of completing various sales and installation contracts. Certain of these contracts are accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings, and billings to date for the uncompleted contracts at January 31, 2003, and October 31, 2002.


                                     January 31, 2003  October 31, 2002
                                     ----------------  ----------------
Costs incurred on uncompleted
   contracts                            $   243,000       $   225,000
Estimated earnings                           98,000           104,000
                                     ----------------  ----------------
                                            341,000           329,000
Less billings to date                       359,000           359,000
Billings in excess of costs and
   estimated earnings                   $(   18,000)      $(   30,000)
                                     ================  ================

Note 4  Intangible Assets

Total amortization of other intangibles was $66,000 and $65,000 for the three months ended January 31, 2003 and 2002, respectively. Based on the balance of intangible assets as of January 31, 2003, the Company will record amortization of intangible assets of $198,000 for the remainder of fiscal 2003, $243,000 in fiscal 2004, $168,000 in fiscal 2005, $168,000 in fiscal 2006, and $46,000 in fiscal 2007.

Note 5  Restricted Stock Bonus Plan

During the three months ended January 31, 2003, Versus repurchased 538 shares of Common Stock pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the three months ended January 31, 2003, amounted to $2,000.

Note 6  Related Party Transactions

Versus' and Olmsted's principal operating facilities are leased from an entity beneficially owned by Versus' President and CEO. Rent expense for the three months ended January 31, 2003 and 2002 amounted to $35,000 and $34,000, respectively.

The President of the Company and a Director hold $75,000 and $150,000, respectively, of the Company's outstanding Series B Debentures. Another Director of the Company is a partial owner of a company that holds both Series A and Series B Debentures. This Director collectively holds or controls $950,000 of Series A Debentures and $1,450,000 of the Series B Debentures. This Director also committed to convert the $950,000 Series A Debentures to Series B Debentures by April 30, 2004. The Debentures are a component of the Company's $3,950,000 long-term debt. The President and the two Directors received interest of $1,000, $1,000, and $19,000, respectively, during the three months ended January 31, 2003, and $1,000, $0, and $21,000 respectively, during the three months ended January 31, 2002.

Note 7  Shareholder's Equity

Effective November 1, 2002, the Board of Directors approved an Executive Officer Profit Sharing and Incentive Compensation Plan (Executive Plan). Under the Executive Plan, which has a three-year term, bonuses will be awarded to executives if certain Company financial performance targets are met. The awards will be paid in the form of cash and stock options.
To the extent feasible, stock options awarded under the Executive Plan will be issued pursuant to the 1999 Employee Incentive Stock Option Plan.

During the three months ended January 31, 2003, options on 3,750,000 shares of the Company's Common Stock were granted to four officers of the Company under the Executive Plan. The options vest based on the achievement of certain revenue levels and have an exercise price of $0.062 per share. The options granted require variable option accounting, which requires the Company to recognize compensation expense as the options vest based on the intrinsic value method. None of the options vested during the three months ended January 31, 2003.

Note 8  Business Segment Information

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

Interim segment information is as follows:


                                         Three months ended January 31,
                                               2003          2002
                                          -------------  -------------
Revenues
   Location data collection,
     utilization, and processing          $    475,000   $    564,000
   Software engineering for the
     tool and die market                        97,000         78,000
                                          -------------  -------------
   Consolidated total revenues                 572,000        642,000
                                          -------------  -------------
Direct Cost of Revenues
   Location data collection,
     utilization, and processing           (   170,000)   (   213,000)
   Software engineering for the
     tool and die market                   (    65,000)   (    57,000)
                                          -------------  -------------
   Total segment direct cost of revenues   (   235,000)   (   270,000)

Segment Gross Margin
   Location data collection,
     utilization, and processing               305,000        351,000
   Software engineering for the
     tool and die market                        32,000         21,000
                                          -------------  -------------
   Total segment gross margin                  337,000        372,000

Indirect Cost of Revenues
   Depreciation and amortization           (    73,000)   (   107,000)
   Lease expense                           (    13,000)   (     5,000)
   Insurance expense                       (     4,000)   (     3,000)
   Warranty expense                        (     2,000)   (      -   )
   Other                                   (    41,000)   (    21,000)

Other Operating and Non-Operating Costs
   Research and development                (   139,000)   (   119,000)
   Sales and marketing                     (   319,000)   (   273,000)
   General and administrative              (   260,000)   (   221,000)
   Other income (expense), net             (    37,000)   (    38,000)
                                          -------------  -------------
Consolidated Net Loss                     $(   551,000)  $(   415,000)
                                          =============  =============


Item 2  Management's Discussion and Analysis

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the first quarter of 2003, with comparisons to the first quarter of 2002 where appropriate. It also discusses Versus' liquidity and capital resources.
The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Three Months Ended January 31, 2003 and 2002:

First quarter 2003 revenues were $572,000 or 11% lower than the first quarter 2002 level of $642,000. IR revenues of $475,000 were 16% below the same period 2002 level of $564,000. The reseller channel generated $340,000 or 72% of the first quarter 2003 IR revenues compared to $495,000 or 88% in fiscal 2002. Fiscal 2003 revenues were derived from 13 resellers compared to nine resellers in the fiscal 2002 revenues. The balance was generated from direct sales efforts. We believe that reseller inventory levels declined during the quarter as evidenced by reduced orders from our major resellers. We believe the reseller inventory declines were attributable to:
  * slower installations of systems in progress leading to reduced demand that was met from built-up inventories from prior periods, and
  * an increased focus at the reseller level on "just-in-time" delivery to reduce cash invested in inventories.
We further believe that the adjustment related to the just-in-time delivery focus will not be an ongoing factor in future orders. We also expect revenues to increase in the future in new growth areas such as asset tracking, Emergency Department (ED) management systems, and Operating
Room (OR) management systems. CAD/CAM revenues were $97,000 in fiscal
2003 compared to $78,000 in 2002.

Total cost of revenues as a percentage of revenues in the first quarter of 2003 increased to 64% from 63% for the same quarter in 2002. The Company classifies sales agent commissions as a cost of revenue. The Company had previously provided advances against commissions to be earned and had classified those advances as prepaid commissions. During the three months ended January 31, 2003, a prepaid commission of $24,000, which had been advanced and was not associated with a related sale, was expensed as an uncollectable advance. Prior to this one-time charge, the cost of revenues was 60% continuing decreasing trends of prior periods.

Research and development expenses for the three months ended January 31, 2003 and 2002 were $139,000 and $119,000, respectively. Fiscal 2002 costs were lower due to cost-control measures implemented in November 2001. Some of those cost-control measures continued in 2003. Fiscal 2003 hardware expenditures were for development of wireless sensor technology and converting other components to surface mount technology to reduce component costs. Software development focused on operating room interfaces with the Versus locating system.

Sales and marketing expenses for the first quarter of 2003 increased to $319,000 or 17% higher than the $273,000 expended during the three months ended January 31, 2002. In the second half of 2002 we added sales and support staff, including a highly experienced and well-respected health care sales and marketing professional, and regionalized our sales efforts. In late 2002 we used this new organization to begin marketing to the dealer level of our distribution channel. Expenses for the first quarter of 2003 reflect that shift in focus, which served to increase the related costs when compared to the prior period, especially in employee expenses and travel costs. We expect the higher spending for sales and marketing to continue.

General and administrative expenses of $260,000 were 18% higher than the $221,000 level for the three months ended January 31, 2002. Employee expenses were lower in 2002 due to the officer salary reduction and the elimination of Company-paid health insurance. Salaries and insurance expense returned to prior year levels in the three months ended
January 31, 2003.

Interest income increased to $14,000 from $2,000 during the same period in 2002 due to higher cash balances. Interest expense was $58,000 and $44,000 in 2003 and 2002, respectively, reflecting the issuance of the Series B Debentures.

Liquidity and Capital Resources

As of January 31, 2003, cash on hand was $1,687,000, a decrease of $112,000 since October 31, 2002. In December 2002 the Company redeemed two Series A Debentures with a face value of $50,000 each.

For the three months ended January 31, 2003, net cash generated from operations was $1,000. Debt repayment consumed $110,000 of cash and fixed asset investment a further $3,000.

The largest operating activity uses of cash were the net loss of $551,000, which reduces to $468,000 after adding back non-cash items of depreciation, amortization and non-cash compensation, and a $169,000 decrease in accounts payable. These were partially offset by $616,000 generated by the collection of accounts receivable. The net loss for the period is a result of our shift in marketing to the dealer level of the distribution channel. This change in marketing required the addition of sales and marketing staff and related support resulting in increased expenses. The redirection of our sales efforts resulted in reduced revenues as our resellers adjusted inventory levels while the dealer level of the channel was being introduced to our product line and our sales staff were supporting their (i.e., the dealer) sales efforts. While we expect the trend of higher spending will continue, efforts to develop the dealer level will lead to greater Versus product exposure to the end user.

We believe that the cash balance remaining at January 31, 2003, and the cash expected to be generated from fiscal 2003 sales, will allow us to meet our projected cash needs for operations and new product developments over the next twelve months.

The following table indicates material known commitments as of January 31, 2003.


                                        1 - 3 Years    4 - 5 Years
                                       -------------  -------------
Long-Term Debt (1)                      $   850,000    $ 3,100,000
Operating Leases (2)                    $   444,000    $   105,000
Unconditional Purchases (3)             $    24,000           -
                                       -------------  -------------
Total Contractual Cash Obligations      $ 1,318,000    $ 3,205,000
                                       =============  =============

(1)  Represents redemption requirements of Series A and Series B
     Debentures. The maturities are based on the assumption that The Director discussed in Note 6 will convert $950,000 of Series A Debentures to Series B by April 2004.

(2)  Represents lease payments on the building occupied by Versus.

(3) Represents commitments to purchase components utilized in the manufacture of Versus products.

There were no other commitments outstanding at January 31, 2003.

New Accounting Standards

As described in Note 1, we decided to continue accounting for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS 148.

Item 3  Controls and Procedures

The Company's Chief Executive Officer and its Controller and Chief Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Report on Form 10-QSB (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Report on Form 10-QSB was being prepared.

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

Item 2 (c)  Changes in Securities

Effective November 2002, options on 3,750,000 shares of the Company's Common Stock were granted to four officers of the Company under the Executive Officer Incentive Plan. The options vest based on the achievement of certain revenue levels and have an exercise price of $0.062 per share and a term of 10 years. These awards were made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

Item 5 (a)  Executive Officer Incentive Plan

Effective November 1, 2002, the Board of Directors approved an Executive Officer Profit Sharing and Incentive Compensation Plan (Executive Plan). Under the Executive Plan, which has a three-year term, bonuses will be awarded to executives if certain company financial performance targets are met. The awards will be paid in the form of cash and stock options. Stock options on 3,750,000 shares of Common Stock were granted effective November 1, 2002, have an exercise price of $0.062 per share, and will vest when certain performance targets are met. To the extent feasible, stock options awarded under the Executive Plan will be issued pursuant to the 1999 Employee Incentive Stock Option Plan.

Item 6  Exhibits and Reports on Form 8-K

(a) Exhibits

    10(o)  Form of 2002 Executive Officer Profit Sharing and
           Incentive Compensation Plan for Gary T. Gaisser, Henry
           J. Tenarvitz, Robert Butler, and Anne Kubo

    99(a)  Certification Pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2002

    99(b)  Press Release - Versus Technology Reports First Quarter
           Results

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

Dated:  February 28, 2003




                                 CERTIFICATIONS
I, Gary T. Gaisser, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Versus Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003                      /s/ Gary T. Gaisser
                                             --------------------
                                                 Gary T. Gaisser

                                             President and Chief
                                             Executive Officer





I, Robert Butler, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Versus Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003                  /s/ Robert Butler
                                         -------------------
                                             Robert Butler

                                         Controller and Chief
                                         Accounting Officer







                                                               Exhibit 10(o)

                          VERSUS TECHNOLOGY, INC.
                 2002 EXECUTIVE OFFICER PROFIT SHARING AND
            INCENTIVE COMPENSATION PLAN FOR (insert officer's name)

The following Versus Technology, Inc. ("Company") executive officer profit sharing and incentive compensation plan for _____________ ("Employee") has been established by the Company's Board of Directors. The plan set forth below shall be in addition to any other salary, fringe benefit plan, stock option plan, restricted stock plan or other form of compensation made available by the Company to Employee; provided, however, the compensation planned under this document is intended to supersede and cancel any executory rights or expectations of the Company and the Employee as stated in any prior written understandings between them to the extent that any such prior understandings dealt with plans for the granting of stock options or profit sharing to the Employee. This profit sharing and incentive compensation plan does not create any contract of employment, and does not alter the Employee's status as an "at will" employee. The Board of Directors retains the right to alter, amend, or rescind and cancel altogether all or any part of this 2002 Executive Officer Profit Sharing and Incentive Compensation Plan at any time in its sole and unfettered discretion.

Subject to the foregoing, this 2002 Executive Officer Profit Sharing and Incentive Compensation Plan for __________ ("this Plan") is established as follows:

1. Duration of Plan. This Plan will commence November 1, 2002, and shall end October 31, 2006.

2. EBITDA and Sales. The term "EBITDA" shall mean, for each fiscal year, the Company's earnings before interest expense, taxes, depreciation and amortization and other non-cash items, as determined by the Company's independent certified public accountants. Quarterly reports of EBITDA, subject to year-end adjustments, shall be as determined by the Company's Controller and President and reviewed by the Company's independent certified public accountants. The term "sales" means the Company's reported sales, less returns, allowances, and reserves, as finally determined by the Company's Chief Accounting Officer based on audited financial statements for the fiscal year ending October 31. Quarterly determinations of sales, subject to year-end adjustments, shall be as determined by the Company's Controller and President and reviewed by the Company's independent certified public accountants.

3. Eligible Employees. As of the date of adoption of this Plan the term "Eligible Employees" shall mean the President, the Chief Operating Officer, the Controller and Chief Accounting Officer, and the
    Corporate Secretary. Additional Eligible Employees may be added, in the discretion of the Company's President, as ratified by the Board of Directors. In such event, the percentage sub-allocations referenced in paragraphs 5 and 7, and such other matters as may be appropriate, will be adjusted as the President, in his sole and unfettered discretion, may determine. To receive any award pursuant to this Plan, the Eligible Employee must be a current full-time employee of the Company at the time of the making of the award and at the time set for delivery of the award. To the extent feasible, all stock options awarded under this Plan will be Incentive Stock Options, to be issued pursuant to the Versus Technology, Inc. 1996 or 1999 Employee
    Incentive Stock Option Plan, as approved by the Company's shareholders, or pursuant to a future Incentive Stock Option Plan if approved by the Company's shareholders. In the event an option is granted outside such Employee Incentive Stock Option Plans, the terms thereof, together with the terms of the form of Stock Option Agreement applicable thereto, will be used as a guideline, wherever practicable, in determining option exercise prices, administrative provisions, time and manner of exercise, holding periods, and the like. Awards made, but which become not deliverable due to cessation of employment, shall be deemed to have lapsed. No awards may be earned by or made to an Eligible Employee with respect to any fiscal quarter of the Company in which the Eligible Employee was not a full-time employee of the Company for all of such fiscal quarter.

4. Gross Allocation of Stock Options. Options to purchase an aggregate of 6,000,000 shares of the Company's common stock, to cover all Executive Officers as a group, are hereby allocated to the 2002 Executive Officer Profit Sharing and Incentive Compensation Plan.

5. Allocation of Stock Options to Employee. The Employee has been granted an option to purchase ________ shares of the Company's common stock in accordance with the form of Stock Option Agreement attached hereto. The terms of the Stock Option Agreement will control, but in summary, the agreement allows Employee a ten-year option to purchase _________ shares of Company common stock at the Fair Market Value per share on September 12, 2002, as determined by the terms of the 1999 Employee Incentive Stock Option Plan or a comparable subsequent Incentive Stock Option Plan if one is subsequently adopted by the shareholders. The options granted become exercisable in accordance with the following.
    In the first fiscal year that:

   (a) sales are between $6,000,000 and $7,000,000 for a fiscal year, with positive Net profit before taxes (NPBT) of at least 10% of sales, 25% of the option granted above becomes exercisable;

    (b) if sales are between $7,000,000 and $8,000,000 for a fiscal year, with positive NPBT of at least 10% of sales, 50 % of the option granted above becomes exercisable;

    (c) if sales are between $8,000,000 and $9,000,000 for a fiscal year, with positive NPBT of at least 10% of sales, 75% of the option granted above becomes exercisable;

    (d) if sales are above $9,000,000 for a fiscal year, with positive NPBT of at least 10% of sales, 100% of the option granted above becomes exercisable.

6. Gross Allocation of Cash to Profit Sharing Plan. For each fiscal quarter in which the Company achieves EBITDA of at least 10% of sales a gross cash allocation of 25% of that quarter's EBITDA will be allocated for division among the Eligible Employees. The Gross Allocation will be sub-allocated to Employee pursuant to paragraph 7 below, and to other Eligible Employees in accordance with other similar Plan documents which are specifically tailored to other Eligible Employees.

7. Awards to Employee. Out of each Gross Cash Allocation, _____ percent thereof will be awarded to Employee. Delivery of such cash award will be made in the pay period next following the filing of the Company's 10-QSB or 10-KSB applicable to the fiscal quarter for which the bonus was earned; provided, however, in the event the amount awarded to Employee exceeds $50,000 for a quarter, the excess over $50,000 will be paid to Employee one year following the date the first $50,000 was paid.


Approved:                                       Date:
          --------------------------------             ---------------
            Gary T. Gaisser, President

                                                Date:
          --------------------------------             ---------------
                     Employee





                            STOCK OPTION AGREEMENT

THIS STOCK OPTION AGREEMENT, dated effective as of _____________ between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and ____________________, an employee of the Corporation (herein "Employee").

WITNESSETH:
The Corporation desires, by affording the Employee an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Employee with an added incentive to continue in the employment of the Corporation and his or her efforts in that connection. This Stock
Option Agreement (this "Agreement") is being entered into pursuant to the Versus Technology, Inc., 1999 Employee Incentive Stock Option Plan (the "Plan) and the Versus Technology, Inc. 2002 Executive Officer Profit Sharing and Incentive Compensation Plan, and is subject to the provisions thereof, including the determinations to be made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board").

In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:
1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the employee the right and option
    (the "Option") to purchase all or any part of an aggregate of shares of Corporation common stock on the terms and conditions herein set forth. This Option shall be an Incentive Stock Option.
2. Price. The purchase price of the shares of Corporation common stock covered by the Option shall be $______ per share, which price is not less than the fair market value of the Corporation common stock on the date of grant of the option.
3.  Time of Exercise.
    3.1 The term of the Option shall be for a period of ten (10) years from the date hereof, subject to earlier termination as provided in this Agreement. Except as provided in Paragraphs 5 and 6 hereof, the Option may not be exercised unless the Employee shall at the time of exercise be an employee of the Corporation. Neither any portion of the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof.
    3.2 The options granted become exercisable only after they have become vested in accordance with the following. In the first fiscal year that:

    (a) sales are between $6,000,000 and $7,000,000 for a fiscal year, with positive net profit before taxes (NPBT) of at least 10% of sales, 25% of the option granted above becomes vested, and exercisable in accordance with the other terms and conditions of this agreement;

    (b) sales are between $7,000,000 and $8,000,000 for a fiscal year, with positive NPBT of at least 10% of sales, 50 % of the option granted above becomes vested, and exercisable in accordance with the other terms and conditions of this agreement;

    (c) sales are between $8,000,000 and $9,000,000 for a fiscal year, with positive NPBT of at least 10% of sales, 75% of the option granted above becomes vested, and exercisable in accordance with the other terms and conditions of this agreement;

    (d) sales are above $9,000,000 for a fiscal year, with positive NPBT of at least 10% of sales, 100% of the option granted above becomes vested, and exercisable in accordance with the other terms and conditions of this agreement.

    3.3 The term "sales" means the Company's reported sales, less returns, allowances, and reserves, as finally determined by the Company's Chief Accounting Officer based on audited financial statements for the fiscal year ending October 31. Quarterly determinations of sales, subject to year-end adjustments, shall be as determined by the Company's Controller and President and reviewed by the Company's independent certified public accountants.

4. No Transfer. The Option shall not be transferable by the Employee otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his/her lifetime only by the Employee. The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void and without effect.
5.  Termination of Employment.  In the event the employment of the
    Employee shall cease or be terminated for any reason, (i) a vested Option may be exercised by the Employee at any time within ninety (90) days after such date (or one (1) year after such date if the Employee is disabled within the meaning of Internal Revenue Code Section 22(e)
    (3), but in no event after the expiration of ten (10) years from the date hereof, and only if and to the extent that Employee was entitled to exercise the Option at the date of the end of employment, and (ii)
    so long as the stock of the Corporation is not listed on a national securities exchange or traded on the over-the-counter market, the Corporation may elect in its sole discretion to repurchase the stock at a price equal to the fair market value of the stock at the date of such termination. The Option shall not be affected (i) by any change of duties or position so long as the Employee continues to be an employee of the Corporation or a Subsidiary or (ii) by any temporary leave of absence that does not sever the employment relationship, provided the leave of absence is approved in writing by the Corporation.
6. Death of Employee. If the Employee shall die while entitled to exercise the Option, the Option may be exercised by the legatee or legatees of the Option under the Employee's Will, the Personal Representative or Distributees of the Employee to the extent that the Option would otherwise have been exercisable by the Employee at any time within a period of one (1) year after the date of the Employee's death, but this provision shall not otherwise extend the ten (10) year duration of the Option.
7. Anti-Dilution Adjustments. In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to Common Stockholders other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Employee any additional benefits under the Option.
8. Corporate Transactions. Notwithstanding the provisions of Paragraph 7, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of
    1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Employee the right to purchase the largest whole number of shares of common stock of the Corporation, or of any other corporation at the lowest option price permitted by said
    Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
9. No Employment Agreement. This Agreement does not confer upon the Employee any right to continue in the employ of the Corporation nor does it interfere in any way with the right of the Corporation or the right of the Employee to terminate the employment of the Employee at any time.
10. Restrictions. The obligation of the Corporation to sell and deliver shares of common stock with respect to the Option shall be subject to
    (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Employee will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Employee's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Employee will indemnify the Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares. The Corporation may require that any certificate or certificates evidencing shares issued pursuant to the Plan bear a restrictive legend intended to effect compliance with the Securities
    Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
11. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the Corporation at its principal executive offices, attention of the Corporate Controller, of intention to exercise such Option and by making payment of the purchase price of such shares. Such written notice shall:
    (a) state the election to exercise the Option and the number of shares in respect of which it is being exercised;
    (b)  be accompanied by a tender of payment of the purchase price therefor, and
    (c)  be signed by the person or persons so exercising the Option and in the event the Option is being exercised by any person or persons other than the Employee, be accompanied by appropriate proof of the right of such person or persons to exercise the Option.As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option shall be issued by the Corporation and delivered to or upon the order of such person or persons. Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference. All shares issued as provided herein will be
    fully paid and non-assessable.   The Employee shall not have any of
    the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
12. Availability of Shares. The Corporation shall make reasonable effort during the term of the Option, subject to approval of sufficient authorized shares by the Corporation's shareholders, to reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of this Agreement; the Corporation shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
13. Fair Market Value. As used herein, the "fair market value" of a share of common stock shall be as defined in the Plan.
14. The Plan. The Option is granted pursuant to the terms of the Plan, which terms are incorporated herein by reference, and the Option shall in all respects be interpreted in accordance with the Plan.
    The Committee shall interpret and construe the Plan and this Agreement, and the Committee's interpretations and determinations shall be conclusive and binding on the parties hereto and any other person claiming an interest hereunder with respect to any issue arising hereunder or thereunder.
15. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.

IN WITNESS WHEREOF, the Corporation and the Employee have
mutually executed and delivered this Agreement as of the day and year first above written.
ATTEST:                                   VERSUS TECHNOLOGY, INC.


                                      By:
---------------------------------         ----------------------------
Robert Butler, Corporate Controller         Gary T. Gaisser, President

                                          -----------------------------
                                                           ,Employee





                                                              Exhibit 99(a)


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


______________________
Gary T. Gaisser
Chief Executive Officer


______________________
Robert Butler
Chief Accounting Officer






                                                              Exhibit 99(b)
                            Press Release

CONTACT:	Robert Butler, Chief Accounting Officer for Financial
and Investor Information
Stephanie Bertschy, Director of Marketing for Product and Marketing Information
Versus Technology, Inc. (231) 946-5868


               VERSUS TECHNOLOGY REPORTS QUARTERLY RESULTS
New dealer level sales strategy expected to result in higher revenues.


Traverse City, Michigan, February 28, 2003 - Versus Technology, Inc. (OTC BB: VSTI) announced revenues of $572,000 for the first quarter of 2003, 11% below revenues of $642,000 for the same period in 2002. The Company also reported a net loss of $551,000 or $0.01 per share compared to a loss of $415,000 or $0.01 per share for the same period in 2002.

In its recently filed 10-QSB, Versus reported that first quarter infrared
(IR) revenues were $475,000 compared to $564,000 in the same period of 2002. Reseller revenues accounted for 72% of the IR revenues in the first quarter of 2003 compared to 88% in 2002. Versus believes that reseller inventory levels declined during the quarter. The Company also expects revenues to increase in the future in new growth areas such as asset tracking, Emergency Department (ED) management systems, and Operating
Room (OR) management systems.

The higher loss was attributed to the reduction in revenues combined with increased operating costs due partially to the company's recent efforts to enlarge its revenue base by targeting the dealer level of its distribution channel. Versus expects its new strategy will provide wider product visibility leading to higher sales in future periods.

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





                                 VERSUS TECHNOLOGY, INC.
                           Consolidated Statements of Operations
                                      (Unaudited)

                                          Three Months Ended January 31,
                                               2003         2002
                                          -------------  -------------
Revenues                                  $    572,000   $    642,000

Operating Expenses
   Cost of revenues                            368,000        406,000
   Research and development                    139,000        119,000
   Sales and marketing                         319,000        273,000
   General and administrative                  260,000        221,000
                                          -------------  -------------
                                             1,086,000      1,019,000
                                          -------------  -------------
Loss From Operations                       (   514,000)   (   377,000)
                                          -------------  -------------
Other Income (Expense)
   Interest income                              14,000          2,000
   Interest expense                        (    58,000)   (    44,000)
   Other (net)                                   7,000          4,000
                                          -------------  -------------
                                           (    37,000)   (    38,000)
                                          -------------  -------------
Net Loss                                  $(   551,000)  $(   415,000)
                                          =============  =============
Basic and Diluted Net Loss
   Per Share                              $(    .01   )  $(    .01   )
                                          =============  =============

Please refer to the 10-QSB filed with the Securities and Exchange
Commission February 28, 2003, for additional details.





                   VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                        Consolidated Balance Sheets
                              (Unaudited)

                                            January 31,   October 31,
                                               2003          2002
                                          -------------  -------------
Assets

Current Assets
   Cash and cash equivalents              $  1,687,000   $  1,799,000
   Accounts receivable (net of
     allowance for doubtful accounts
     of $49,000 and $44,000)                   577,000      1,193,000
   Inventories - purchased parts and
     assemblies                                578,000        558,000
   Prepaid expenses and other assets            59,000         84,000
                                          -------------  -------------
Total Current Assets                         2,901,000      3,634,000
                                          -------------  -------------
Property and Equipment, net of
   accumulated depreciation of $576,000
   and $561,000                                 61,000         73,000

Software Development Costs, net of
   accumulated amortization of
   $481,000 and $462,000                       119,000        138,000

Goodwill                                     1,533,000      1,533,000

Patents and Other Intangible Assets,
   net of accumulated amortization of
   $1,340,000 and $1,300,000                   650,000        690,000

Deferred Financing Costs, net of
   accumulated amortization of $81,000
   and $74,000                                  53,000         60,000

Other Non-Current Assets                         9,000         23,000
                                          -------------  -------------
                                          $  5,326,000   $  6,151,000
                                          =============  =============


Liabilities and Shareholders' Equity

Current Liabilities
   Note payable                           $       -      $     10,000
   Accounts payable                            674,000        843,000
   Accrued expenses                            190,000        161,000
   Deferred revenue - customer
     advance payments                           71,000         85,000
   Billings in excess of costs and
     estimated earnings                         18,000         30,000
                                          -------------  -------------
Total Current Liabilities                      953,000      1,129,000
                                          -------------  -------------
Long-Term Debt
   Series A Debentures                       1,800,000      1,900,000
   Series B Debentures                       2,150,000      2,150,000
                                          -------------  -------------
Total Long-Term Debt                         3,950,000      4,050,000
                                          -------------  -------------
Total Liabilities                            4,903,000      5,179,000
                                          -------------  -------------
Commitments and Contingencies                     -              -

Shareholders' Equity
   Common stock, $0.01 par value;
     75,000,000 shares authorized;
     45,598,325 and 45,598,863 shares
     issued and outstanding                    456,000        456,000
   Additional paid-in capital               35,011,000     35,011,000
   Accumulated deficit                     (35,042,000)   (34,491,000)
   Unearned compensation                   (     2,000)   (     4,000)
                                          -------------  -------------
Total Shareholders' Equity                     423,000        972,000
                                          -------------  -------------
                                          $  5,326,000   $  6,151,000
                                          =============  =============

Please refer to the 10-QSB filed with the Securities and Exchange
Commission February 28, 2003, for additional details.