Form 10QSB
period 2003-04-30
VERSUS TECHNOLOGY INC
filed 2003-06-16
CIK 842638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-QSB


  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended April 30, 2003


  ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT OF 1934
       For the transition period from _____________ to __________

                      Commission File No. 0-17500



                        VERSUS TECHNOLOGY, INC.
       (Name of Small Business Issuer as specified in its charter)



           Delaware                         22-2283745
   (State of Incorporation)    (IRS Employer Identification Number)


   2600 Miller Creek Road, Traverse City, Michigan      49684
      (Address of principal executive offices)        (Zip Code)


               Registrant's telephone number: (231) 946-5868


As of May 30, 2003, the issuer had outstanding 45,598,325 shares of Common Stock, par value $0.01 per share.


Transitional small business disclosure format:   Yes (   )  No ( X )














                             VERSUS TECHNOLOGY, INC.

                              Index to Form 10-QSB



PART I                           FINANCIAL INFORMATION

Item 1   Financial Statements:

         Consolidated Balance Sheets as of April 30, 2003,
         (Unaudited) and October 31, 2002

         Consolidated Statements of Operations for the three and six months ended April 30, 2003 and 2002
         (Unaudited)

         Consolidated Statements of Cash Flows for the six months ended April 30, 2003 and 2002 (Unaudited)

         Notes to Consolidated Financial Statements

Item 2   Management's Discussion and Analysis

Item 3   Controls and Procedures

PART II                    OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Changes in Securities

Item 4   Submission of Matters to a Vote of Security Holders

Item 6   Exhibits and Reports on Form 8-K

Signatures

Certifications


















PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

                             VERSUS TECHNOLOGY, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                             April 30,     October 31,
                                               2003           2002
                                         --------------  --------------
ASSETS

Current Assets

Cash and cash equivalents                $     951,000   $   1,799,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $53,000 and
   $44,000                                     938,000       1,193,000

Inventories - purchased parts and
   assemblies                                  505,000         558,000

Prepaid expenses and other
   current assets                               99,000          84,000
                                         --------------  --------------
Total Current Assets                         2,493,000       3,634,000
                                         --------------  --------------

Property and Equipment, net of
   accumulated depreciation of
   $588,000 and $561,000                        57,000          73,000

Software Development Costs, net
   of accumulated amortization of
   $500,000 and $462,000                       100,000         138,000

Goodwill                                     1,533,000       1,533,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $1,381,000 and
   $1,300,000                                  609,000         690,000

Deferred Financing Costs, net of
   accumulated amortization of
   $87,000 and $74,000                          47,000          60,000

Other Non-Current Assets                         9,000          23,000
                                         --------------  --------------
                                         $   4,848,000   $   6,151,000
                                         ==============  ==============


LIABILITIES AND SHAREHOLDERS'
          EQUITY

Current Liabilities

Accounts payable                         $     457,000   $     843,000

Note payable                                      -             10,000

Accrued expenses                               204,000         161,000

Deferred revenue-customer advance
   payments                                     63,000          85,000

Billings in excess of costs and
   estimated earnings                             -             30,000

Current portion of long-term debt              850,000            -
                                         --------------  --------------
Total Current Liabilities                    1,574,000       1,129,000
                                         --------------  --------------

Long-Term Debt

Series A Debentures                            950,000       1,900,000

Series B Debentures                          2,150,000       2,150,000
                                         --------------  --------------
Total Long-Term Debt                         3,100,000       4,050,000
                                         --------------  --------------
Total Liabilities                            4,674,000       5,179,000
                                         --------------  --------------
Shareholders' Equity

Common stock, $0.01 par value;
   75,000,000 shares authorized;
   45,598,325 and 45,598,863
   shares issued and outstanding               456,000         456,000

Additional paid-in capital                  35,011,000      35,011,000

Accumulated deficit                      (  35,292,000)  (  34,491,000)

Unearned compensation                    (       1,000)  (       4,000)
                                         --------------  --------------
Total Shareholders' Equity                     174,000         972,000
                                         --------------  --------------
                                         $   4,848,000   $   6,151,000
                                         ==============  ==============


             See accompanying notes to consolidated financial statements.


                         VERSUS TECHNOLOGY, INC.
                 Consolidated Statements of Operations
                              (Unaudited)


                             Three Months Ended April 30,  Six Months Ended April 30,
                                   2003          2002           2003          2002
                              ------------- -------------  ------------- -------------
Revenues                      $  1,006,000  $  1,127,000   $  1,578,000  $  1,769,000

Operating expenses

   Cost of revenues                422,000       517,000        790,000       923,000

   Research and
      development                  164,000       120,000        303,000       239,000

   Sales and marketing             339,000       253,000        658,000       526,000

   General and
      administrative               283,000       271,000        543,000       492,000
                              ------------- -------------  ------------- -------------
                                 1,208,000     1,161,000      2,294,000     2,180,000
                              ------------- -------------  ------------- -------------
Loss From Operations           (   202,000)  (    34,000)   (   716,000)  (   411,000)
                              ------------- -------------  ------------- -------------
Other Income (Expenses)

   Interest income                   4,000         2,000         18,000         4,000

   Interest expense            (    53,000)  (    36,000)   (   111,000)  (    80,000)

   Other (net)                       1,000   (    26,000)         8,000   (    22,000)
                              ------------- -------------  ------------- -------------
                               (    48,000)  (    60,000)   (    85,000)  (    98,000)
                              ------------- -------------  ------------- -------------
Net Loss                      $(   250,000) $(    94,000)  $(   801,000) $(   509,000)
                              ============= =============  ============= =============
Basic and Diluted Net
   Loss per Share             $(    0.01  ) $(      -   )  $(    0.02  ) $(    0.01  )
                              ============= =============  ============= =============

        See accompanying notes to consolidated financial statements.









                        VERSUS TECHNOLOGY, INC.
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                           Six Months Ended April 30,
                                               2003           2002
                                          --------------  --------------
Operating activities:
   Net loss                               $(    801,000)  $(    509,000)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Depreciation                               27,000         119,000
      Amortization of intangibles               132,000         129,000
      Amortization of unearned
        compensation                              3,000           3,000
      Stock option compensation                    -       (      1,000)
   Changes in operating assets
      and liabilities:
      Accounts receivable                       255,000    (    176,000)
      Inventories                                53,000         293,000
      Prepaid expenses and other
        current assets                     (     15,000)   (     22,000)
      Other non-current assets                   14,000            -
      Accounts payable                     (    386,000)   (    283,000)
      Accrued expenses                           43,000           3,000
      Deferred revenues - customer
        advance payments                   (     22,000)        112,000
      Billings in excess of costs
        and estimated earnings             (     30,000)        114,000
                                          --------------  --------------
Net cash used in operating
   activities                              (    727,000)   (    218,000)
                                          --------------  --------------
Investing activities:
   Additions to property and
      equipment                            (     11,000)   (      2,000)
                                          --------------  --------------
Net cash provided by investing
   activities                              (     11,000)   (      2,000)
                                          --------------  --------------
Financing activities:
   Proceeds from issuance of note                  -             42,000
   Principal payments on note payable      (     10,000)   (      5,000)
   Payment of long-term debt               (    100,000)           -
   Sale of common stock                            -            300,000
                                          --------------  --------------
Net cash used in financing
   activities                              (    110,000)        337,000
                                          --------------  --------------
Net increase (decrease) in cash
   and cash equivalents                    (    848,000)        117,000
Cash and cash equivalents,
   beginning of period                        1,799,000         384,000
                                          --------------  --------------
Cash and cash equivalents, end of
   period                                 $     951,000   $     501,000
                                          ==============  ==============
Supplemental cash flow information
Cash paid during the period for
   interest                               $      93,000   $      92,000
                                          ==============  ==============

          See accompanying notes to consolidated financial statements.


During the six months ended April 30, 2003 and 2002:

Versus repurchased 538 shares of stock pursuant to the Employee
Incentive Restricted Stock Bonus Plan. During the same period in fiscal 2002, 4,906 shares of stock were repurchased. Unearned compensation of $100 and $1,000 related to the repurchased shares was reversed during the six months ended April 30, 2003 and 2002, respectively.







                    VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                         April 30, 2003 (Unaudited)

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

Location Data Collection, Utilization, and Processing Segment. Versus develops and markets products using infrared (IR) and radio frequency
(RF) technology for the health care industry and other markets located throughout North America. Versus' primary products are infrared locating systems with radio frequency supervision, passive data collection systems, asset locating systems, portal detection systems, and location event processing software. These products permit the instantaneous identification and location of people and equipment and can be used to control access, record events associated with those activities, and permit communication. Segment revenues also include revenue from the licensing of related intellectual property to third parties.

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

To assist continued growth, during 2002 Versus recruited a highly experienced and well-respected health care sales and marketing professional to develop and lead a new regionally focused sales organization. In the second half of 2002 that new organization began marketing to the dealer level of the distribution chain. This approach provides more exposure for Versus products, leading to higher overall revenues for the reseller and for Versus. Versus believes the effort expended in integrating products with hospital emergency department systems during 2002 will further support market growth in the remainder of 2003. In addition to these revenue related efforts, research and development and manufacturing capabilities were further strengthened in 2003 with additional technicians and engineers.

Versus is developing product offerings for Emergency Department (ED) management systems and Operating Room (OR) management systems and expects revenues to increase in the future from sales of these products. As a result of these efforts, Versus believes the cash balance remaining at April 30, 2003, and the cash expected to be generated from future sales will result in Versus meeting its projected cash needs for operations, redemption of Debentures, and new product developments over the next twelve months.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2003, and October 31, 2002, the results of operations for the three and six months ended April 30, 2003 and 2002, and the statement of cash flows for the six months ended April 30, 2003 and 2002. The results of operations for the three and six months ended April 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

The following table details estimated warranty liability for the six months ended April 30, 2003 and 2002:



                                           2003           2002
                                     --------------  --------------
Beginning balance                     $    36,000     $     8,000
Provision for future
  repairs/replacements                      8,000            -
Warranty (costs) recovery                   4,000          21,000
                                     --------------  --------------
Ending balance                        $    48,000     $    29,000
                                     ==============  ==============

New Accounting Standards

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

As of April 30, 2003, the Company had two employee incentive stock option plans, which are described more fully in Note 7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, as filed with the Securities and Exchange Commission. The Company has also issued additional stock options to its Directors under various agreements. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation and non-employee Director compensation cost is reflected in the Consolidated Statement of Operations, as all options granted under those plans and agreements had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation and non-employee Director compensation.

                            Three months ended April 30,    Six months ended April 30,
                                2003          2002             2003           2002
                            -------------  -------------   -------------  -------------
Net Loss, as reported       $(   250,000)  $(    94,000)   $(   801,000)  $(   509,000)
Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value-based
  method for all awards,
  net of related tax
  effects (no related tax
  effects)                        55,000         47,000         113,000         94,000
                            -------------  -------------   -------------  -------------
Pro forma net loss          $(   305,000)  $(   141,000)   $(   914,000)  $(   603,000)
                            =============  =============   =============  =============
Basic and diluted net loss
  per share - as reported   $(    .01   )  $(     -    )   $(    .02   )  $(    .01   )
Basic and diluted net loss
  per share - pro forma     $(    .01   )  $(     -    )   $(    .02   )  $(    .01   )



Note 2  Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income
(loss) by the weighted-average number of shares outstanding during each period. Basic EPS excludes any dilutive effects of options, warrants, and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares) to the extent those shares have not yet been vested. Diluted EPS includes the effects of options, warrants, convertible securities, and contingently issuable shares. For the periods ended April 30, 2003 and 2002, Versus has not included the effects of options, warrants, convertible securities, and contingently issuable shares of 41,366,316 and 20,695,769 shares, respectively, in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted-average shares outstanding were 45,577,983 and 44,339,171 for the three months ended April 30, 2003 and 2002, respectively, and 45,576,634 and 43,213,819 for the six months ended April 30, 2003 and 2002, respectively.


Note 3  Costs and Estimated Earnings of Uncompleted Contracts

As of October 31, 2002, Versus was in the process of completing various sales and installation contracts. Certain of these contracts were accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings, and billings to date for the uncompleted contracts at April 30, 2003, and October 31, 2002.


                                     April 30, 2003   October 31, 2002
                                     -------------     -------------
Costs incurred on uncompleted
   contracts                           $  136,000       $  225,000
Estimated earnings                         88,000          104,000
                                     -------------     -------------
                                          224,000          329,000
Less billings to date                     224,000          359,000
Billings in excess of costs and
  estimated earnings                   $     -          $(  30,000)
                                     =============     =============



Note 4  Intangible Assets

Total amortization of other intangibles was $132,000 and $129,000 for the six months ended April 30, 2003 and 2002, respectively. Based on the balance of intangible assets as of April 30, 2003, the Company will record amortization of intangible assets of $132,000 for the remainder of fiscal 2003, $243,000 in fiscal 2004, $168,000 in fiscal 2005, $168,000 in fiscal 2006, and $45,000 in fiscal 2007.


Note 5  Restricted Stock Bonus Plan

During the six months ended April 30, 2003, Versus repurchased 538 shares of Common Stock pursuant to the 1996 Employee Incentive
Restricted Stock Bonus Plan. Net earned compensation for the six months ended April 30, 2003, amounted to $3,000.


Note 6  Related Party Transactions

Versus' and Olmsted's principal operating facilities are leased from an entity beneficially owned by Versus' President and CEO. Rent expense for the six months ended April 30, 2003 and 2002, amounted to $70,000 and $68,000, respectively.

The President of the Company and a Director hold $75,000 and $150,000, respectively, of the Company's outstanding Series B Debentures. Another Director of the Company is a partial owner of a company that holds both Series A and Series B Debentures. This Director collectively holds or controls $950,000 of Series A Debentures and $1,450,000 of the Series B Debentures. This Director also committed to convert the $950,000 Series A Debentures to Series B Debentures by April 30, 2004. The President and the two Directors received interest of $2,000, $4,000, and $55,000, respectively, during the six months ended April 30, 2003, and $1,000, $0, and $46,000, respectively, during the six months ended April 30, 2002.


Note 7  Shareholders' Equity

In April 2003 the shareholders approved a motion to amend the Company's Certificate of Incorporation increasing authorized Common Stock from 75,000,000 to 150,000,000 shares and to amend the 1999 Employee
Incentive Stock Option Plan increasing the shares available thereunder from 3,200,000 to 11,200,000 shares.


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


Interim segment information is as follows:


                              Three Months Ended April 30,   Six Months Ended April 30,
                                    2003         2002           2003         2002
                               ------------- -------------  ------------- -------------
Revenues
Location data collection,
  utilization, and processing  $    926,000  $  1,047,000   $  1,401,000  $  1,611,000

Software engineering for the
  tool and die market                80,000        80,000        177,000       158,000
                               ------------- -------------  ------------- -------------
  Consolidated total revenues     1,006,000     1,127,000      1,578,000     1,769,000
                               ------------- -------------  ------------- -------------
Direct Cost of Revenues
Location data collection,
  utilization, and processing   (   244,000)  (   340,000)   (   414,000)  (   553,000)
Software engineering for the
  tool and die market           (    57,000)  (    55,000)   (   122,000)  (   112,000)
                               ------------- -------------  ------------- -------------
Total segment direct cost
  of revenues                   (   301,000)  (   395,000)   (   536,000)  (   665,000)

Segment Gross Margin
Location data collection,
  utilization, and processing       682,000       707,000        987,000     1,058,000
Software engineering for the
  tool and die market                23,000        25,000         55,000        46,000
                               ------------- -------------  ------------- -------------
Total segment gross margin          705,000       732,000      1,042,000     1,104,000

Indirect Cost of Revenues
Depreciation and amortization   (    65,000)  (   102,000)   (   138,000)  (   209,000)
Lease expense                   (    13,000)  (     5,000)   (    26,000)  (    10,000)
Insurance expense               (     4,000)  (     2,000)   (     8,000)  (     5,000)
Warranty expense                (     6,000)  (      -   )   (     8,000)  (      -   )
Other                           (    33,000)  (    13,000)   (    74,000)  (    34,000)

Other Operating and Non-
  Operating Costs
  Research and development      (   164,000)  (   120,000)   (   303,000)  (   239,000)
  Sales and marketing           (   339,000)  (   253,000)   (   658,000)  (   526,000)
  General and administrative    (   283,000)  (   271,000)   (   543,000)  (   492,000)
  Other income (expense), net   (    48,000)  (    60,000)   (    85,000)  (    98,000)
                               ------------- -------------  ------------- -------------
Consolidated Net Loss          $(   250,000) $(    94,000)  $(   801,000) $(   509,000)
                               ============= =============  ============= =============


Item 2  Management's Discussion and Analysis

Results of Operations

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the three- and six-month periods ending April 30, 2003, with comparisons to 2002 where appropriate. It also discusses Versus' liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.


Three Months Ended April 30, 2003 and 2002

Second quarter revenues were $1,006,000 or 11% lower than the fiscal 2002 level of $1,127,000. Infrared revenues of $926,000 were 12% below the same period fiscal 2002 level of $1,047,000. Reseller revenues accounted for 67% and 52% of the total IR revenues for the three months ended April 30, 2003 and 2002, respectively. The balance was generated from direct sales efforts. The transition to the dealer level of the distribution channel is taking longer than expected to generate revenues. We expect revenues to increase in the future in new growth areas such as asset tracking, Emergency Department (ED) management systems, and Operating Room (OR) management systems. CAD/CAM revenues were $80,000 for each of the three-month periods ended April 30, 2003 and 2002.

Cost of revenues as a percentage of revenues in the second quarter of fiscal 2003 decreased to 42% from 46% for the same quarter in fiscal 2002. The Company expects the trend in its improved margins to continue.

Research and development expenses increased to $164,000 or 37% above the $120,000 amount for the three months ended April 30, 2002. We expect expenditures to continue at levels above fiscal 2002. Fiscal 2003 hardware expenditures continued for development of wireless sensor technology and converting other components to surface mount technology to reduce component costs. Software development expenditures continued to focus on operating room interfaces with the Versus locating system. Fiscal 2002 costs were lower due to cost-control measures implemented in November 2001.

Sales and marketing expenses for the second quarter of fiscal 2003 increased to $339,000 or 34% above the $253,000 for the three months ended April 30, 2002. In the second half of 2002 Versus added sales and support staff, and regionalized its sales efforts. In late 2002 Versus used this new organization to begin marketing to the dealer level of the distribution channel. Fiscal 2003 expenses reflect that shift in focus, resulting in the increase of related costs (especially in employee expenses and travel costs) compared to the prior fiscal year. The higher spending for sales and marketing are expected to continue.

General and administrative expenses of $283,000 were 4% above the $271,000 level for the three months ended April 30, 2002. Increased employee expenses were partially offset by lower insurance and shareholder expenses.

In the second quarter of fiscal 2003, other expense net decreased by $12,000 from 2002 levels. Higher interest expense attributable to the issuance of the Series B Debentures was offset by lower other
(net) expenses, which resulted from lower foreign exchange expense for the current year.


Six Months Ended April 30, 2003 and 2002

First half revenues were $1,578,000 or 11% below the fiscal 2002 level of $1,769,000. Infrared revenues of $1,401,000 were 13% below the same period fiscal 2002 level of $1,611,000. Resellers accounted for 69% and 64% of total IR revenues in 2003 and 2002, respectively. As previously discussed, the sales strategy transition to the dealer level of the distribution channel is taking longer than expected to generate revenues. We expect revenues to increase in the future in new growth areas such as asset tracking, Emergency Department (ED) management systems, and Operating Room (OR) management systems. CAD/CAM revenues were $177,000, compared to the $158,000 generated for the same six-month period in fiscal 2002.

Cost of revenues as a percentage of revenues in the first six months of fiscal 2003 decreased to 50% from 52% for the same period in fiscal 2002.

Research and development expenses for the six months ended April 30, 2003 increased to $303,000 or 27% above the $239,000 for the first half of fiscal 2002. Fiscal 2002 costs were lower due to cost-control measures implemented in November 2001. Fiscal 2003 hardware expenditures were for development of wireless sensor technology and converting other components to surface mount technology to reduce component costs. Software development focused on operating room interfaces with the Versus locating system.

Sales and marketing expenses for the six months ended April 30, 2003, increased to $658,000 or 25% above the $526,000 for the same period in fiscal 2002. In the second half of 2002 Versus added sales and support staff, and regionalized its sales efforts. In late 2002 Versus used this new organization to begin marketing to the dealer level of the distribution channel. Fiscal 2003 expenses reflect that shift in focus, resulting in the increase of related costs (especially in employee expenses and travel costs) compared to the prior fiscal year. The higher spending for sales and marketing are expected to continue.

General and administrative expenses of $543,000 were 10% higher than the $492,000 level for the same period in fiscal 2002. Employee expenses were lower in 2002 due to the temporary officer salary reduction and elimination of Company-paid health insurance. Salaries and health insurance expense have returned to prior year levels in the six months ended April 30, 2003. Those increases were partially offset by lower shareholder and amortization expenses.

In the first half of fiscal 2003, other expense net decreased $13,000 from 2002. Higher interest expense attributable to the issuance of the Series B Debentures was offset by lower other (net) expenses, which resulted from lower foreign exchange expense for the current year, and higher interest income due to increased cash balances.




Liquidity and Capital Resources

As of April 30, 2003, cash on hand was $951,000, a decrease of $848,000 since October 31, 2002. In December 2002 the Company redeemed two Series A Debentures with a face value of $50,000 each.

Net cash consumed in operations, before consideration of changes in operating assets and liabilities, was $639,000 compared to $259,000 for the first six months of fiscal 2002.

The largest operating activity uses of cash were the net loss of $642,000 (after adding back non-cash items of depreciation and amortization) and a $386,000 decrease in accounts payable. These were partially offset by $255,000 generated by the collection of accounts receivable in excess of increased receivables from current sales. The net loss for the first half of fiscal 2003 is a result of the shift in marketing to the dealer level of the distribution channel. This change in marketing required the addition of sales and marketing staff and related support resulting in increased expenses. The redirection of sales efforts resulted in reduced revenues as resellers adjusted inventory levels while the dealer level of the channel was being introduced to the Versus product line and the sales staff were supporting their (i.e., the dealer) sales efforts. The trend of higher spending is expected to continue.

Versus is developing product offerings for Emergency Department (ED) management systems and Operating Room (OR) management systems and we expect revenues to increase in the future from sales of these products. As a result of these efforts, we believe that the cash balance remaining at April 30, 2003, and the cash expected to be generated from future sales will allow us to meet our projected cash needs for operations, redemption of debentures, and new product developments over the next twelve months.

The following table indicates material known commitments as of April
30, 2003.


                       Less than       1 - 3         4 - 5        After 5
                         1 Year        Years         Years         Years
                      ------------  ------------  ------------  ------------
Long-term debt (1)     $  850,000    $     -       $3,100,000    $     -
Operating leases (2)      145,000       308,000        26,000          -
Unconditional
  purchases (3)            24,000          -             -             -
                      ------------  ------------  ------------  ------------
Total contractual
  cash obligations     $1,019,000    $  308,000    $3,126,000    $     -
                      ============  ============  ============  ============


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

There were no other commitments outstanding at April 30, 2003.


Item 3  Controls and Procedures

The Company's Chief Executive Officer and its Controller and Chief Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Report on Form 10-QSB (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this Report on Form 10-QSB was being prepared.

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


Plaintiff, a former employee of the Company who resigned his employment in December 2000, claims breach of contract, fraud, unfair business practices, and a declaratory judgment to the effect that he is not bound by the non-compete provisions of a written employment agreement. Plaintiff asserts entitlement to monetary damages of $5,000,000. The Company asserts there is no merit to any of the Plaintiff's claims and intends to defend the case vigorously. The case is scheduled to commence trial proceedings on July 9, 2003.


Item 2  Changes in Securities

(c) On April 16, 2003, the Board approved a motion granting each outside Director an option to purchase 1,029,000 shares of the Company's Common Stock. The options awarded vest after one year and are exercisable over a five-year period at a price of $0.046 per share, which was the then current fair market value. These options were issued pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

     On April 16, 2003, the Board approved a motion granting an inside Director an option to purchase 515,000 shares of the Company's Common Stock. The option awarded vests after one year and is exercisable over a five-year period at a price of $0.046 per share, which was the then current fair market value. This option was issued pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

     On April 16, 2003, the Board of Directors awarded incentive stock options to purchase 17,500 shares of Versus' Common Stock to two employees under the 1999 Employee Incentive Stock Option Plan. The options vest over a five-year period and are exercisable for ten years from the date of the grant at $0.046 per share, which was the then current fair market value. This award was made pursuant to the exemption afforded by Section 4(2) - Transactions by an issuer not involving a public offering.

Item 4  Submission of Matters to a Vote of Security Holders

The following directors were elected at the 2003 Annual Meeting of Shareholders of Versus Technology, Inc. held on Wednesday, April 16 2003: Julian C. Schroeder, Gary T. Gaisser, David L. Gray and James D. Ross.

Total shares voted were 39,342,541 (86.2% of the total outstanding entitled to vote). The tabulation of votes was as follows:

                                FOR          WITHHELD/AGAINST
                        ------------------  ------------------
Julian C. Schroeder        33,875,411          5,467,130
Gary T. Gaisser            33,758,258          5,584,283
David L. Gray              34,565,986          4,776,555
James D. Ross              34,550,486          4,792,055


At that same meeting the shareholders also approved a motion to amend the Company's Certificate of Incorporation increasing authorized Common Stock from 75,000,000 to 150,000,000 shares and also approved an amendment to the 1999 Employee Incentive Stock Option Plan increasing the shares available thereunder from 3,200,000 to 11,200,000 shares. No action has been taken to date on the authorized Amendment to the Certificate of Incorporation.
The tabulation of results was:


                                     FOR          WITHHELD/AGAINST
                             ------------------  ------------------
Authorized share increase        32,513,714         6,828,827
Increase in shares reserved
  for 1999 Employee Incentive
  Stock Option Plan              13,342,427         7,196,417


Item 6  Exhibits and Reports on Form 8-K

  Exhibit 10 (aa) Form of Stock Option Agreement with Gary T.
                  Gaisser, David L. Gray, James D. Ross, and Julian
                  C. Schroeder for Director services for the one year period commencing April 16, 2003.

  Exhibit 99 (a)  Certification Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.


  Exhibit 99 (b)  Press Release - Highlights from Annual Shareholders'
                  Meeting.

  Exhibit 99 (c)  Press Release - Second Quarter Earnings Release


There were no reports on Form 8-K during the six months ended April
30, 2003.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS TECHNOLOGY, INC.

By:  /s/ Robert Butler                     By:  /s/ Gary T. Gaisser
     --------------------                       ------------------------
     Robert Butler                              Gary T. Gaisser
     Controller and Chief                       President and Chief
     Accounting Officer                         Executive Officer
     (Principal Accounting                      (Principal Executive
     Officer)                                   Officer)

Dated:  June 16, 2003




CERTIFICATIONS
I, Gary T. Gaisser, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Versus Technology, Inc.;

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

Date: June 16, 2003                      /s/ Gary T. Gaisser
                                        ---------------------
                                            Gary T. Gaisser

                                            President and Chief
                                            Executive Officer



A signed original of this written statement required by Section 906 has been provided to Versus Technology, Inc. and will be retained by Versus Technology, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.



I, Robert Butler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Versus Technology, Inc.;

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

Date:  June 16, 2003                  /s/ Robert Butler
..                                    ------------------
                                        Robert Butler

                                         Controller and Chief
                                         Accounting Officer


A signed original of this written statement required by Section 906 has been provided to Versus Technology, Inc. and will be retained by Versus Technology, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.



                                                       Exhibit 10 (aa)


                 NON-QUALIFIED STOCK OPTION AGREEMENT

THIS NON-QUALIFIED STOCK OPTION AGREEMENT, dated effective as of April 16, 2003 between VERSUS TECHNOLOGY, INC., a Delaware Corporation (the "Corporation"), and _______________ , a current non-employee
("outside") member of the Board of Directors of the Corporation (hereinafter "Director").
WITNESSETH:
    The Corporation desires, by affording the Director an opportunity to purchase shares of its Common Stock, $.01 par value, to provide the Director with incentive compensation to continue to serve on the Board of Directors of the Corporation and to continue and increase his efforts in that connection. This Non-Qualified Stock Option Agreement (this "Agreement") is being entered into pursuant to the determinations made by the Compensation Committee (the "Committee") of the Board of Directors of the Corporation (the "Board") on April 16, 2003.
    In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:
1. Grant. The Corporation with the approval and direction of the Committee irrevocably grants the Director the right and option (the "Option") to purchase all or any part of an aggregate of 1,029,000 shares of Corporation common stock on the terms and conditions herein set forth. This Option shall be a nontransferable Non-Qualified, Non-Statutory Stock Option, for which there is no readily ascertainable fair market value, with the intent that it need not be recognized by the Director for purposes of federal income taxation until the Option is exercised.
2.  Price.   The purchase price of the shares of Corporation common
    stock covered by the Option shall be $ 0.046 per share, which price is not less than the fair market value of the Corporation common stock on the effective date hereof.
3.  Time of Exercise.  The term of the Option shall be for a period of five (5) years from the date hereof, subject to earlier termination as provided in this Agreement. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof, except as may otherwise be provided in paragraph 5 of this Agreement.
4.  No Transfer.   The Option shall not be transferable by the
    Director otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Director. The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void ab initio and without effect.
5.  Termination.  In the event the Director's service as a Director of the Corporation shall cease or be terminated for any reason other than death or disability prior to April 16, 2004 or the date of the annual meeting of stockholders of the Corporation to be held in 2004, whichever date is earlier (the "Accelerated Termination Date"), this Option shall be null and void ab initio and the Director shall have no rights hereunder whatsoever. In the event the Director ceases to serve as a member of the Board because of the Director's death or disability prior to the Accelerated Termination Date, the Option may be exercised by the Director (or the person then lawfully empowered to act in the Director's place or on his behalf) at any time within one year after the date of death or disability. Disability shall mean the inability of the Director, as a result of his physical or mental incapacity, to render services as a member of the Board for a continuous period in excess of 3 months, or the period of time between the incapacity and April 16, 2004, whichever period of time is longer.
6. Anti-Dilution Adjustments. In the event of any change in the outstanding common stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders of the Corporation other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Director any additional benefits under the Option.
7.  Corporate Transactions.  Notwithstanding the provisions of
    Paragraph 6, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of 1986, as amended, occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Director the right to purchase the largest whole number of shares of Common Stock of the Corporation, or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.
8.  No Agreement for Continued Service.  This Agreement does not confer upon the Director any right to continue as a member of the Board of Directors of the Corporation, nor does it interfere in any way with the right of the Corporation to remove the Director from office or the right of the Director to resign, at any time.
9.  Restrictions.  The obligation of the Corporation to sell and deliver shares of Corporation common stock with respect to the Option shall be subject to (i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a Registration Statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of common stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the common stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Director will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Director's intention to acquire and hold such shares for investment and not for resale or distribution,
    (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and
    (iii) the Director will indemnify the Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares. The Corporation may require that any certificate or certificates evidencing shares issued pursuant to this Agreement bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.
10. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the Corporation at its principal executive offices, attention of the Corporate Secretary, of intention to exercise such Option and by making payment of the purchase price of such shares. Such written notice shall:
    (a) state the election to exercise the Option and the number of shares in respect of which it is being exercised;
    (b)  be accompanied by a tender of payment of the purchase price therefor, and
    (c)  be signed by the person or persons so exercising the Option and in the event the Option is being exercised by any person or persons other than the Director, be accompanied by appropriate proof of the right of such person or persons to exercise the Option.
As soon as reasonably practicable following such exercise and payment, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons. Payment in full of the purchase price of said shares shall be made in cash, by check or (at the Corporation's discretion) by surrender or delivery to the Corporation of shares of the
Corporation's common stock with a fair market value equal to or less than the Option price, plus cash equal to any difference. All shares
issued as provided herein will be fully paid and non-assessable.   The
Director shall not have any of the rights of a Stockholder with respect to the shares of common stock subject to the Option until the certificate evidencing such shares shall be issued to him after the due exercise of the Option.
11. Availability of Shares. The Corporation shall at all times during the term of the Option reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation, shall be applicable thereto.
12. Fair Market Value. As used herein, the "fair market value" of a share of common stock shall be the average of the bid and asked price of the stock as publicly traded on the over the counter market, or if the stock is listed on a national securities exchange, the closing price of the stock on the composite tape on the trading day immediately preceding such given date, or if the stock is neither listed on a national securities exchange or traded on the over the counter market, such value as the remaining members of the Board in good faith shall determine.
13. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of Michigan.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized Officers and the Director has hereunder set his hand, all as of the day and year first above written.
ATTEST:                               VERSUS TECHNOLOGY, INC.

_______________________________       By:_____________________________
Anne Kubo, Corporate Secretary            Gary T. Gaisser, President

                                         ___________________, Director






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


______________________
Gary T. Gaisser
Chief Executive Officer


______________________
Robert Butler
Chief Accounting Officer





                                                         Exhibit 99(b)
                               Press Release

               Highlights from Annual Shareholders' Meeting
     Positive Financial Trends, Product Improvements, and Sales Channel
                            Development Continues

Traverse City, Michigan, April 24, 2003 - Versus Technology, Inc. (OTC
BB: VSTI) held its annual shareholders' meeting in Traverse City, Michigan, on April 16, 2003. The meeting highlighted a review of last year's financial trends, product improvements, and sales channel development.

In a difficult year for the economy in general, total revenues grew 6.2% from $3,860,000 in 2001 to $4,099,000 in 2002. Core business revenues (revenues for core IR products and services) grew 11.1% from $3,382,000 in 2001 to $3,760,000 in 2002. Increases in reseller sales and expansion of the distribution channel to include dealers contributed to the revenue growth. Cost of revenues (as a percent of revenues) increased due to the inclusion of an asset impairment charge in 2002 results. Prior to that charge, the cost of revenues percent decreased from 51% in 2001 to 50% in 2002. Other expenses decreased $1.1 million and cash flow was $90,000 positive - the first cash flow positive year in Versus' recent history. The net loss for the year was $1,207,000 compared to $2,132,000 in 2001. Before the asset impairment related charge of $315,000, the loss for the year would have been $892,000, a reduction of 58% from the 2001 loss. In 2003, the Company expects to increase spending on its new dealer sales strategy, which will be funded from working capital raised from an additional $1,150,000 in debentures issued on October 31, 2002.

Product and technology innovations in 2002 included:
  * The introduction of a "supervised sensor" that "checks itself" to ensure continuous contact of sensed zones with the locating network providing assured reliability of the VIS system.
  * Conversion of product packaging to blister pack designs which incorporate the Versus logo and product descriptions improving product appeal. The new packaging is completed at the manufacture site and incorporates testing ports in the packaging. Previously, product was manually packaged in plain corrugated boxes.
  * Conversion of network components to surface-mount technology reducing costs and expanding the number of manufacturers available as sources of product components.

In 2002 the Company also added dealers to their distribution channel to provide wider exposure of Versus products for current Nurse Call resellers. The Company expects dealer exposure will improve revenues as more "feet on the street" will be promoting the complete Versus product line including Nurse Call applications that have integrated Versus' technology. Versus expects it will meet dealers needs for additional sales opportunities by allowing dealers to sell Versus stand-alone applications in addition to the resellers' nurse call or other clinical applications that integrate Versus' technology. The Company indicated that recent growth in its sales lead "pipeline" and expressions of interest at the hospital level have been encouraging. The Company expects revenue will come from:
  * Traditional Nurse Call sales through long established Versus resellers and Nurse Call OEMs.
  * Asset Tracking as Versus continues to partner with progressive Asset Management software providers.
  * Emergency Department productivity enhancement applications, which target higher patient throughput in an environment with a crucial staff shortage.
  * Operating Room throughput improvement applications which aid in OR throughput (and billing) with minimal added overhead.
  * Long Term Care applications such as its Communication Manager software, which has been proven over the past four years at Canadian long term care facilities.

The Company also announced its updated and enhanced website and the launch of its dealer e-mail newsletter "the Link(tm)".

In the formal portion of the meeting, shareholders re-elected Gary T. Gaisser, Julian C. Schroeder, David L. Gray and James D. Ross to serve another one-year term on the Company's Board of Directors.

Shareholders also approved an amendment to the Company's Articles of Incorporation to increase authorized shares of common stock from 75,000,000 to 150,000,000 shares. Shareholders also approved an amendment to the 1999 Employee Incentive Stock Option Plan to increase shares available to the Plan from 3,200,000 to 11,200,000 shares.

Versus Technology, Inc. (http://www.versustech.com) (Versus) is a developer of leading-edge technology used for process improvement in the healthcare, security, government, and corporate markets. Versus' core technology makes locating systems more precise, security systems more intelligent, data collection routines automatic and asset management systems more efficient. Versus' systems, which are currently installed in hospitals, corporate facilities, government facilities and other complexes, permit the automatic and accurate registry of essential management and business information. By monitoring the precise location of personnel or equipment and automatically recording events associated with their locations, the systems offer real-time asset and people locating, automatic data collection, access/egress control and communication capabilities. Versus' proprietary locating systems are sold primarily through an expanding network of resellers and dealers who market Versus' products as enhancements to their existing product lines and as stand alone applications.

Safe Harbor Provision

This document may contain forward-looking statements relating to future events, such as the development of new products, development of new accounts and business relationships, the commencement of production or the future financial performance of the Company. These statements fall within the meaning of forward-looking information as defined in the Private Securities Litigation Reform Act of 1995.
These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's markets and market growth rates, products and their rate of commercialization, services, prices, adequacy of financing, and other factors described in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether because of new information, future events, or otherwise.





                                                            Exhibit 99(c)
                             Press Release


            VERSUS TECHNOLOGY REPORTS SECOND QUARTER RESULTS
     Revenue growth expected in asset tracking and Emergency Department management systems.


Traverse City, Michigan, June 13, 2003  - Versus Technology, Inc.
(OTC BB: VSTI) announced revenues of $1,006,000 for the second quarter, compared to revenues of $1,127,000 for the same period in 2002. The Company also reported a net loss of $250,000 or $0.01 per share compared to a loss of $94,000 or less than $0.01 per share for the same period in 2002.

In its recently filed 10-QSB, Versus reported that second quarter infrared
(IR) revenues were $926,000 compared to $1,047,000 in the same period of 2002. Reseller revenues accounted for 67% of the 2003 IR revenues compared to 52% in the second quarter of 2002. CAD/CAM revenues accounted for the balance of the revenues in both periods.

The higher loss in 2003 was attributed to lower volumes and increased expenses for research and development, sales and marketing activities, and G&A. Prior period expenses were lower due to a cost-reduction program Versus initiated in November 2001. Higher 2003 R&D expenses included investment for the development of new products and conversion of components to surface mount technology intended to reduce costs and increase the number of vendors available to manufacture Versus components.

Revenues for the six months ended April 30, 2003, were $1,578,000 compared to the $1,769,000 recorded during the same period of 2002. IR revenues were $1,401,000 compared to the $1,611,000 recorded in the first half of fiscal 2002. Reseller revenues were 69% and 64% respectively of total IR revenues in 2003 and 2002. CAD/CAM revenues were $177,000 compared to $158,000 for the same six-month period in 2002. Versus expects revenues to increase in the future in new growth areas such as asset tracking, Emergency Department management systems, and Operating Room management systems.

The six-month loss was $801,000 or $0.02 per share compared to the loss of $509,000 or $0.01 per share in 2002. The increased loss was attributed to lower volume and higher operating costs. The lower operating costs in fiscal 2002 reflect the results of the cost-reduction program initiated in November 2001. Operating costs in 2003 included higher expenses on new sales and marketing initiatives, R&D, and G&A principally as a result of the return to normal expense levels required to support the new sales initiatives commenced in late 2002.

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




                           VERSUS TECHNOLOGY, INC.
                         Consolidated Balance Sheets
                                 (Unaudited)


                                           April 30,     October 31,
                                             2003            2002
                                        --------------  --------------
ASSETS

Current Assets

Cash and cash equivalents               $     951,000   $   1,799,000

Accounts receivable, net of
  allowance for doubtful
  accounts of $53,000 and
  $44,000                                     938,000       1,193,000

Inventories - purchased parts
  and assemblies                              505,000         558,000

Prepaid expenses and other
  current assets                               99,000          84,000
                                        --------------  --------------
Total Current Assets                        2,493,000       3,634,000
                                        --------------  --------------

Property and Equipment, net of
  accumulated depreciation of
  $588,000 and $561,000                        57,000          73,000

Software Development Costs, net
  of accumulated amortization of
  $500,000 and $462,000                       100,000         138,000

Goodwill                                    1,533,000       1,533,000

Patents and Other Intangible
  Assets, net of accumulated
  amortization of $1,381,000 and
  $1,300,000                                  609,000         690,000

Deferred Financing Costs, net of
  accumulated amortization of
  $87,000 and $74,000                          47,000          60,000

Other Non-Current Assets                        9,000          23,000
                                        --------------  --------------
                                        $   4,848,000   $   6,151,000
                                        ==============  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                        $     457,000   $     843,000

Note payable                                     -             10,000

Accrued expenses                              204,000         161,000

Deferred revenue-customer advance
  payments                                     63,000          85,000

Billings in excess of costs and
   estimated earnings                            -             30,000

Current portion of long-term debt             850,000            -
                                        --------------  --------------
Total Current Liabilities                   1,574,000       1,129,000
                                        --------------  --------------
Long-Term Debt

Series A Debentures                           950,000       1,900,000
Series B Debentures                         2,150,000       2,150,000
                                        --------------  --------------
Total Long-Term Debt                        3,100,000       4,050,000
                                        --------------  --------------
Total Liabilities                           4,674,000       5,179,000
                                        --------------  --------------
Shareholders' Equity

Common stock, $0.01 par value;
  75,000,000 shares authorized;
  45,598,325 and 45,598,863
  shares issued and outstanding               456,000         456,000

Additional paid-in capital                 35,011,000      35,011,000

Accumulated deficit                      ( 35,292,000)   ( 34,491,000)
Unearned compensation                    (      1,000)   (      4,000)
                                        --------------  --------------
Total Shareholders' Equity                    174,000         972,000
                                        --------------  --------------
                                        $   4,848,000   $   6,151,000
                                        ==============  ==============




                           VERSUS TECHNOLOGY, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                     Three Months Ended April 30,  Six Months Ended April 30,
                          2003         2002            2003         2002
                     ------------- -------------  ------------- -------------
Revenues             $  1,006,000  $  1,127,000   $  1,578,000  $  1,769,000

Operating expenses

   Cost of revenues       422,000       517,000        790,000       923,000

   Research and
      development         164,000       120,000        303,000       239,000

   Sales and marketing    339,000       253,000        658,000       526,000

   General and
      administrative      283,000       271,000        543,000       492,000
                     ------------- -------------  ------------- -------------
                        1,208,000     1,161,000      2,294,000     2,180,000
                     ------------- -------------  ------------- -------------
Loss From Operations  (   202,000)  (    34,000)   (   716,000)  (   411,000)
                     ------------- -------------  ------------- -------------
Other Income (Expenses)

   Interest income          4,000         2,000         18,000         4,000

   Interest expense   (    53,000)  (    36,000)   (   111,000)  (    80,000)

   Other (net)              1,000   (    26,000)         8,000   (    22,000)
                     ------------- -------------  ------------- -------------
                      (    48,000)  (    60,000)   (    85,000)  (    98,000)
                     ------------- -------------  ------------- -------------
Net Loss             $(   250,000) $(    94,000)  $(   801,000) $(   509,000)
                     ============= =============  ============= =============
Basic and Diluted Net
   Loss per Share    $(    0.01  ) $(      -   )  $(    0.02  ) $(    0.01  )
                     ============= =============  ============= =============



Please refer to the 10-QSB filed with the Securities and Exchange
Commission June 16, 2003, for additional details.