Form 10QSB
period 2003-07-31
VERSUS TECHNOLOGY INC
filed 2003-08-29
CIK 842638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  For the quarter ended July 31, 2003


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


As of August 26, 2003, the issuer had outstanding 45,588,325 shares of Common Stock, par value $0.01 per share.


Transitional small business disclosure format:   Yes (   )  No ( X )




                          VERSUS TECHNOLOGY, INC.

                          Index to Form 10-QSB



PART I                         FINANCIAL INFORMATION

Item 1   Financial Statements:

         Consolidated Balance Sheets as of July 31, 2003,
         (Unaudited) and October 31, 2002

         Consolidated Statements of Operations for the three and nine months ended July 31, 2003 and 2002
         (Unaudited)

         Consolidated Statements of Cash Flows for the nine months ended July 31, 2003 and 2002 (Unaudited)

         Notes to Consolidated Financial Statements

Item 2   Management's Discussion and Analysis

Item 3   Controls and Procedures

PART II                        OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Changes in Securities

Item 6   Exhibits and Reports on Form 8-K

Signatures






PART I  FINANCIAL INFORMATION

Item 1  Financial Statements



                             VERSUS TECHNOLOGY, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                     July 31,     October 31,
                                      2003           2002
                                 --------------  --------------
ASSETS

Current Assets

Cash and cash equivalents        $     763,000   $   1,799,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $53,000 and
   $44,000                             760,000       1,193,000

Inventories - purchased parts and
   assemblies                          431,000         558,000

Prepaid expenses and other
   current assets                       83,000          84,000
                                 --------------  --------------
Total Current Assets                 2,037,000       3,634,000
                                 --------------  --------------

Property and Equipment, net of
   accumulated depreciation of
   $515,000 and $561,000                53,000          73,000

Software Development Costs, net
   of accumulated amortization of
   $519,000 and $462,000                81,000         138,000

Goodwill                             1,533,000       1,533,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $1,421,000 and
   $1,300,000                          569,000         690,000

Deferred Financing Costs, net of
   accumulated amortization of
   $94,000 and $74,000                  40,000          60,000

Other Non-Current Assets                 9,000          23,000
                                 --------------  --------------
                                 $   4,322,000   $   6,151,000
                                 ==============  ==============



LIABILITIES AND SHAREHOLDERS'
        EQUITY

Current Liabilities

Accounts payable                 $     289,000   $     843,000

Note payable                              -             10,000

Accrued expenses                       218,000         161,000

Deferred revenue-customer
   advance payments                     49,000          85,000

Billings in excess of costs
   and estimated earnings                 -             30,000

Current portion of long-term debt      850,000            -
                                 --------------  --------------
Total Current Liabilities            1,406,000       1,129,000
                                 --------------  --------------
Long-Term Debt

Series A Debentures                    950,000       1,900,000
Series B Debentures                  2,150,000       2,150,000
                                 --------------  --------------
Total Long-Term Debt                 3,100,000       4,050,000
                                 --------------  --------------
Total Liabilities                    4,506,000       5,179,000
                                 --------------  --------------
Shareholders' (Deficit) Equity

Common stock, $0.01 par value;
   75,000,000 shares authorized;
   45,588,325 and 45,598,863
   shares issued and outstanding       456,000         456,000

Additional paid-in capital          35,010,000      35,011,000

Accumulated deficit               ( 35,650,000)   ( 34,491,000)

Unearned compensation                     -       (      4,000)
                                 --------------  --------------
Total Shareholders' (Deficit)
   Equity                         (    184,000)        972,000
                                 --------------  --------------
                                 $   4,322,000   $   6,151,000
                                 ==============  ==============


       See accompanying notes to consolidated financial statements.




                           VERSUS TECHNOLOGY, INC.
                   Consolidated Statements of Operations
                                (Unaudited)



                       Three Months Ended July 31,   Nine Months Ended July 31,
                            2003         2002            2003        2002
                       ------------- -------------  ------------- -------------
Revenues               $    828,000  $  1,269,000   $  2,406,000  $  3,038,000

Operating expenses
   Cost of revenues         400,000       611,000      1,190,000     1,534,000
   Research and
      development           145,000       124,000        448,000       363,000
   Sales and marketing      317,000       283,000        975,000       809,000
   General and
      administrative        276,000       255,000        819,000       747,000
                       ------------- -------------  ------------- -------------
                          1,138,000     1,273,000      3,432,000     3,453,000
                       ------------- -------------  ------------- -------------
Loss From Operations   (    310,000) (      4,000)  (  1,026,000) (    415,000)
                       ------------- -------------  ------------- -------------
Other Income (Expenses)
   Interest income            2,000         9,000         20,000        13,000
   Interest expense     (    53,000)  (    36,000)  (    164,000)  (   116,000)
   Other, net                 3,000         6,000         11,000   (    16,000)
                       ------------- -------------  ------------- -------------
                        (    48,000)  (    21,000)   (   133,000)  (   119,000)
                       ------------- -------------  ------------- -------------
Net Loss               $(   358,000) $(    25,000)  $( 1,159,000) $(   534,000)
                       ============= =============  ============= =============

Basic and Diluted Net
   Loss per Share      $(   .01    ) $(     -    )  $(   .03    ) $(   .01    )
                       ============= =============  ============= =============

               See accompanying notes to consolidated financial statements.





                              VERSUS TECHNOLOGY, INC.
                       Consolidated Statements of Cash Flows
                                   (Unaudited)


                                           Nine Months Ended July 31,
                                              2003           2002
                                          -------------  -------------
Operating activities:
   Net loss                               $( 1,159,000)  $(   534,000)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Depreciation                              37,000        175,000
      Amortization of intangibles              198,000        194,000
      Amortization of unearned
        compensation                             3,000          4,000
      Stock option compensation                   -       (     1,000)
   Changes in operating assets
      and liabilities:
      Accounts receivable                      433,000    (    26,000)
      Inventories                              127,000        411,000
      Prepaid expenses and other
        current assets                           1,000    (     1,000)
      Other non-current assets                  14,000           -
      Accounts payable                     (   554,000)   (   297,000)
      Accrued expenses                          57,000    (    27,000)
      Deferred revenues - customer
        advance payments                   (    36,000)       120,000
      Billings in excess of costs
        and estimated earnings             (    30,000)        33,000
                                          -------------  -------------
Net cash (used in) provided by
   operating activities                    (   909,000)        51,000
                                          -------------  -------------
Investing activities:
   Additions to property and
      equipment                            (    17,000)   (     4,000)
                                          -------------  -------------
Net cash used in investing activities      (    17,000)   (     4,000)
                                          -------------  -------------
Financing activities:
   Proceeds from issuance of note                -             42,000
   Principal payments on note payable      (    10,000)   (    18,000)
   Payment of long-term debt               (   100,000)          -
   Sale of common stock                           -           300,000
                                          -------------  -------------
Net cash (used in) provided by
   financing activities                    (   110,000)       324,000
                                          -------------  -------------
Net increase (decrease) in cash
   and cash equivalents                    ( 1,036,000)       371,000
Cash and cash equivalents,
   beginning of period                       1,799,000        384,000
                                          -------------  -------------
Cash and cash equivalents, end of
   period                                 $    763,000   $    755,000
                                          =============  =============
Supplemental cash flow information
Cash paid during the period for
   interest                               $    146,000   $    128,000
                                          =============  =============


              See accompanying notes to consolidated financial statements.





During the nine months ended July 31, 2003 and 2002:

Versus repurchased 10,538 shares of stock pursuant to the Employee Incentive Restricted Stock Bonus Plan. During the same period in fiscal 2002, 10,000 shares were issued and 4,906 shares of stock were repurchased. Unearned compensation of $1,000 and $1,600 related to the repurchased shares was reversed during the nine months ended July 31, 2003 and 2002, respectively.








                  VERSUS TECHNOLOGY, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
                        July 31, 2003 (Unaudited)

Note 1  Operations and Basis of Presentation


Nature of Business

Versus Technology, Inc. (Versus) operates in the location data collection, utilization, and processing business segment. All Versus operations are located in one facility in Traverse City, Michigan.

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

Versus also develops, markets, and integrates a limited line of cellular products for the security industry.


Operations

Versus has experienced significant operating losses during each of the past several years during which it has heavily concentrated its efforts towards developing its product lines and customer base. Management believes Versus is well positioned for future growth as its products are gaining more acceptance in the marketplace and their advantages over competing products and technologies are better understood. Management believes the number of companies offering competing products in Versus' area of expertise
(IR/RF locating) is lower now than in prior years.

To assist continued growth, during 2002 Versus recruited a highly experienced and well-respected health care sales and marketing professional to develop and lead a new regionally focused sales organization. In the second half of 2002 that new organization began marketing to the dealer level of the distribution chain. Management believes this approach provides more exposure for Versus products, leading to higher overall revenues for the reseller and for Versus. Versus believes the effort expended in integrating products with hospital Emergency Department systems during 2002 will further support market growth in the remainder of 2003. Versus believes market pressures have encouraged healthcare facilities to increase spending for Emergency Department (ED) management systems and Asset Tracking systems resulting in competition for funds available for traditional nurse call systems. Versus has developed products and implemented a sales and marketing strategy (dealer level exposure) in response to those market changes. Recent order patterns have reflected the changes Versus believes are taking place in the market. In addition to these revenue related efforts, research and development and manufacturing capabilities were further enhanced in 2003 with a focus on strengthening technical and engineering staff.


Versus has developed product offerings for Emergency Department (ED) management systems and Asset Tracking systems, and is now developing product offerings for Operating Room (OR) management systems. Revenues are expected to increase in the future from sales of these products. As a result of these efforts, Versus believes the cash balance remaining at July 31, 2003, and the cash expected to be generated from future sales will result in Versus meeting its projected cash needs for operations, redemption of Debentures, and new product developments over the next twelve months. Versus is also considering alternative funding to provide additional working capital to support growth, new markets, and the potential refinancing of maturing obligations.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2003, and October 31, 2002, the results of operations for the three and nine months ended July 31, 2003 and 2002, and the statement of cash flows for the nine months ended July 31, 2003 and 2002. The results of operations for the three and nine months ended July 31, 2003, are not necessarily indicative of the results to be expected for the full year.

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

The following table details estimated warranty liability for the nine months ended July 31, 2003 and 2002:


                                       2003            2002
                                   -------------  -------------
Beginning balance                  $     36,000   $      8,000
Provision for future
  repairs/replacements                   12,000          7,000
Warranty (costs) recovery            (    2,000)        19,000
                                   -------------  -------------
Ending balance                     $     46,000   $     34,000
                                   =============  ==============


New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends
SFAS No.123, "Accounting for Stock-Based Compensation" (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Company has decided to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted under SFAS 148.

As of July 31, 2003, the Company had two employee incentive stock option plans, which are described more fully in Note 7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, as filed with the Securities and Exchange Commission. The Company has also issued additional stock options to its Directors under various agreements. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation and non-employee Director compensation cost is reflected in the Consolidated Statement of Operations, as all options granted under those plans and agreements had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation and non-employee Director compensation.

                              Three months ended July 31,  Nine months ended July 31,
                                 2003          2002            2003        2002
                              ------------  ------------   ------------  ------------
Net Loss, as reported         $(  358,000)  $(   25,000)   $(1,159,000)  $(  534,000)
Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value-based
  method for all awards,
  net of related tax
  effects (no related tax
  effects)                         53,000        52,000        172,000       144,000
                              ------------  ------------   ------------  ------------
Pro forma net loss            $(  411,000)  $(   77,000)   $(1,331,000)  $(  678,000)
                              ============  ============   ============  ============
Basic and diluted net loss
  per share - as reported     $(   .01   )  $(     -   )   $(   .03   )  $(   .01   )
Basic and diluted net loss
  per share - pro forma       $(   .01   )  $(     -   )   $(   .03   )  $(   .02   )



Note 2  Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted-average number of shares outstanding during each period. Basic
EPS excludes any dilutive effects of options, warrants, and convertible securities. It also excludes the dilutive effect of contingently issuable shares (such as Versus' outstanding restricted stock bonus plan shares) to the extent those shares have not yet been vested. Diluted EPS includes the effects of options, warrants, convertible securities, and contingently issuable shares. For the periods ended July 31, 2003 and 2002, Versus has not included the effects of options, warrants, convertible securities, and contingently issuable shares of 41,294,536 and 22,057,855 shares, respectively, in its calculation of diluted EPS due to their anti-dilutive effect. The resulting weighted-average shares outstanding were 45,581,213 and 45,561,172 for the three months ended July 31, 2003 and 2002, respectively, and 45,578,177 and 44,004,869 for the nine months ended July 31, 2003 and 2002, respectively.


Note 3  Costs and Estimated Earnings of Uncompleted Contracts

As of July 31, 2003 and October 31, 2002, Versus was in the process of completing various sales and installation contracts. Certain of these contracts were accounted for on the percentage-of-completion method. The following represents costs incurred, estimated earnings, and billings to date for the uncompleted contracts at July 31, 2003, and October 31, 2002.



                                        July 31, 2003    October 31, 2002
                                      ----------------   ----------------
Costs incurred on uncompleted
   contracts                             $  136,000        $   225,000
Estimated earnings                           88,000            104,000
                                      ----------------   ----------------
                                            224,000            329,000
Less billings to date                       224,000            359,000
                                      ----------------   ----------------
Billings in excess of costs and
  estimated earnings                      $    -           $(   30,000)
                                      ================   ================


Note 4  Intangible Assets

Total amortization of other intangibles was $198,000 and $194,000 for the nine months ended July 31, 2003 and 2002, respectively. Based on the balance of intangible assets as of July 31, 2003, the Company will record amortization of intangible assets of $66,000 for the remainder of fiscal 2003, $243,000 in fiscal 2004, $168,000 in fiscal 2005, $168,000 in fiscal 2006, and $45,000 in fiscal 2007.


Note 5  Restricted Stock Bonus Plan

During the nine months ended July 31, 2003, Versus repurchased 10,538 shares of Common Stock pursuant to the 1996 Employee Incentive Restricted Stock Bonus Plan. Net earned compensation for the nine months ended July 31, 2003, amounted to $3,000.


Note 6  Related Party Transactions

Versus' and Olmsted's operating facilities are leased from an entity beneficially owned by Versus' President and CEO. Rent expense for the nine months ended July 31, 2003 and 2002, amounted to $106,000 and $102,000, respectively. The lease expires in 2006.

The President of the Company and a Director hold $75,000 and $150,000, respectively, of the Company's outstanding Series B Debentures. Another Director of the Company is a partial owner of a company that holds both Series A and Series B Debentures. This Director collectively holds or controls $950,000 of Series A Debentures and $1,450,000 of the Series B Debentures. This Director also committed to convert the $950,000 Series A Debentures to Series B Debentures by April 30, 2004. The President and the two Directors received interest of $3,000, $6,000, and $87,000, respectively, during the nine months ended July 31, 2003, and $1,000, $1,000, and $64,000, respectively, during the nine months ended July 31, 2002.


Note 7  Commitments and Contingencies

Versus has pending certain legal actions and claims incurred in the normal course of business. Versus is actively pursuing defense thereof. Versus believes the resolution of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution to these matters, it is possible that Versus' future results of operations and cash flow could be materially affected in a particular period.


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

Interim segment information is as follows:

                                  Three Months Ended July 31,  Nine Months Ended July 31,
                                       2003         2002           2003         2002
                                  ------------- ------------- ------------- -------------
Revenues
  Location data collection,
    utilization, and processing   $    754,000  $  1,178,000  $  2,155,000  $  2,789,000
  Software engineering for the
    tool and die market                 74,000        91,000       251,000       249,000
                                  ------------- ------------- ------------- -------------
  Consolidated total revenues          828,000     1,269,000     2,406,000     3,038,000
                                  ------------- ------------- ------------- -------------
Direct Cost of Revenues
  Location data collection,
    utilization, and processing    (   224,000)  (   410,000)  (   638,000)  (   963,000)
  Software engineering for the
    tool and die market            (    54,000)  (    59,000)  (   176,000)  (   171,000)
                                  ------------- ------------- ------------- -------------
  Total segment direct cost
    of revenues                    (   278,000)  (   469,000)  (   814,000)  ( 1,134,000)

Segment Gross Margin
  Location data collection,
    utilization, and processing        530,000       768,000     1,517,000     1,826,000
  Software engineering for the
    tool and die market                 20,000        32,000        75,000        78,000
                                  ------------- ------------- ------------- -------------
  Total segment gross margin           550,000       800,000     1,592,000     1,904,000

Indirect Cost of Revenues
  Depreciation and amortization    (    65,000)  (   105,000)  (   203,000)  (   314,000)
  Lease expense                    (    13,000)  (     5,000)  (    39,000)  (    15,000)
  Insurance expense                (     3,000)  (     2,000)  (    11,000)  (     7,000)
  Warranty expense                 (     4,000)  (     7,000)  (    12,000)  (     7,000)
  Other                            (    37,000)  (    23,000)  (   111,000)  (    57,000)

Other Operating and Non-
  Operating Costs
  Research and development         (   145,000)  (   124,000)  (   448,000)  (   363,000)
  Sales and marketing              (   317,000)  (   283,000)  (   975,000)  (   809,000)
  General and administrative       (   276,000)  (   255,000)  (   819,000)  (   747,000)
  Other income (expense), net      (    48,000)  (    21,000)  (   133,000)  (   119,000)
                                  ------------- ------------- ------------- -------------
Consolidated Net Loss             $(   358,000) $(    25,000) $( 1,159,000) $(   534,000)
                                  ============= ============= ============= =============


Item 2  Management's Discussion and Analysis


Results of Operations

The following discussion and analysis focuses on the significant factors which affected Versus' consolidated financial statements during the three- and nine-month periods ending July 31, 2003, with comparisons to 2002 where appropriate. It also discusses Versus' liquidity and capital resources.
The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-QSB.


Three Months Ended July 31, 2003 and 2002

Third quarter revenues were $828,000 or 35% lower than the fiscal 2002 level of $1,269,000. Infrared revenues of $754,000 were 36% below the same period fiscal 2002 level of $1,178,000. Reseller revenues accounted for 71% and 73% of the total IR revenues for the three months ended July 31, 2003 and 2002, respectively. The balance was generated from direct sales efforts. Versus believes market pressures have encouraged healthcare facilities to increase spending for Emergency Department (ED) management systems and Asset Tracking systems resulting in competition for funds available for traditional nurse call systems. The Company has developed products and implemented a sales and marketing strategy (dealer level exposure) in response to those market changes. Recent order patterns have reflected the changes Versus believes are taking place in the market. The transition to the dealer level of the distribution channel is taking longer than expected to generate revenues. Versus expects revenues to increase in the future in these new growth areas (i.e. Emergency Department (ED) management systems, Asset Tracking systems, and Operating Room (OR) management systems). CAD/CAM revenues were $74,000 and $91,000 for the three-month periods ended July 31, 2003 and 2002, respectively. Software revenues decreased $13,500 and maintenance revenues decreased $4,500 while cellular revenues increased $1,000.

Cost of revenues as a percentage of revenues was 48% in the third quarter of fiscal 2003 and 2002.

Research and development expenses increased to $145,000 or 17% above the $124,000 amount for the three months ended July 31, 2002. We expect expenditures to continue at levels above fiscal 2002. Fiscal 2003 hardware expenditures continued for development of wireless sensor technology and converting other components to surface mount technology to reduce component costs. Software development expenditures continued to focus on operating room interfaces with the Versus locating system. Fiscal 2002 costs were lower due to cost-control measures implemented in November 2001.

Sales and marketing expenses for the third quarter of fiscal 2003 increased to $317,000 or 12% above the $283,000 for the three months ended July 31, 2002. In the second half of 2002 Versus added sales and support staff, and regionalized its sales efforts. In late 2002 Versus used this new organization to begin marketing to the dealer level of the distribution channel. Fiscal 2003 expenses reflect that shift in focus, resulting in the increase in related costs (especially in employee expenses and travel costs) compared to the prior fiscal year. The higher spending for sales and marketing is expected to continue.

General and administrative expenses of $276,000 were 8% above the $255,000 level for the three months ended July 31, 2002. Fiscal 2002 results were lower due to cost control measures implemented in early fiscal 2002.

In the third quarter of fiscal 2003, other expense, net increased by $27,000 from 2002 levels due to higher interest expense attributable to the issuance of the Series B Debentures and lower interest income due to lower cash balances and lower interest rates.


Nine Months Ended July 31, 2003 and 2002

Revenues for the nine months ended July 31, 2003 were $2,406,000 or 21% below the fiscal 2002 level of $3,038,000. Infrared revenues of $2,155,000 were 23% below the same period fiscal 2002 level of $2,789,000. Resellers accounted for 64% and 68% of total IR revenues in 2003 and 2002, respectively. As previously discussed, Versus believes market pressures have encouraged healthcare facilities to increase spending for Emergency Department (ED) management systems and Asset Tracking systems resulting in competition for funds available for traditional nurse call systems. The Company has developed products and implemented a sales and marketing strategy (dealer level exposure) in response to those market changes.
Recent order patterns have reflected the changes Versus believes are taking place in the market. The sales strategy transition to the dealer level of the distribution channel is taking longer than expected to generate revenues. Versus expects revenues to increase in the future in these new growth areas (i.e. Emergency Department (ED) management systems, Asset Tracking systems, and Operating Room (OR) management systems). CAD/CAM revenues were $251,000, compared to the $249,000 generated for the same nine-month period in fiscal 2002.

Cost of revenues as a percentage of revenues in the first nine months of fiscal 2003 decreased to 49% from 50% for the same period in fiscal 2002.

Research and development expenses for the nine months ended July 31, 2003 increased to $448,000 or 23% above the $363,000 for the same period in fiscal 2002. Fiscal 2002 costs were lower due to cost-control measures implemented in November 2001. Fiscal 2003 hardware expenditures were for development of wireless sensor technology and converting other components to surface mount technology to reduce component costs. Software development focused on operating room interfaces with the Versus locating system.

Sales and marketing expenses for the nine months ended July 31, 2003, increased to $975,000 or 21% above the $809,000 for the same period in fiscal 2002. In the second half of 2002 Versus added sales and support staff, and regionalized its sales efforts. In late 2002 Versus used this new organization to begin marketing to the dealer level of the distribution channel. Fiscal 2003 expenses reflect that shift in focus, resulting in the increase in related costs (especially in employee expenses and travel costs) compared to the prior fiscal year. The higher spending for sales and marketing expenses is expected to continue.

General and administrative expenses of $819,000 were 10% higher than the $747,000 level for the same period in fiscal 2002. Employee expenses were lower in 2002 due to the temporary officer salary reduction and elimination of Company-paid health insurance. Salaries and health insurance expense have returned to prior year levels.

Other expense, net increased $14,000 from 2002 due to higher interest expense attributable to the issuance of the Series B Debentures which was partially offset by lower foreign exchange expense.


Liquidity and Capital Resources

As of July 31, 2003, cash on hand was $763,000, a decrease of $1,036,000 since October 31, 2002. In December 2002 the Company redeemed two Series A Debentures with a face value of $50,000 each.

Net cash consumed in operations, before consideration of changes in operating assets and liabilities, was $921,000 compared to $162,000 for the first nine months of fiscal 2002.

The largest operating activity uses of cash were the net loss of $924,000 (after adding back non-cash items of depreciation and amortization) and a $554,000 decrease in accounts payable. These were partially offset by $433,000 generated by the collection of accounts receivable. The net loss for fiscal 2003 is a result of the shift in marketing to the dealer level of the distribution channel. This change in marketing required the addition of sales and marketing staff and related support resulting in increased expenses. The redirection of sales efforts resulted in reduced revenues as resellers adjusted inventory levels while the dealer level of the channel was being introduced to the Versus product line and the sales staff were supporting their (i.e., the dealer) sales efforts. The trend of higher spending is expected to continue.

Versus has developed product offerings for Emergency Department (ED) management systems and Asset Tracking systems, and is developing Operating Room (OR) management systems and expects revenues to increase in the future from sales of these products. As a result of these efforts, Versus believes that the cash balance remaining at July 31, 2003, and the cash expected to be generated from future sales will allow us to meet projected cash needs for operations, redemption of debentures, and new product developments over the next twelve months. The Company is also considering alternative funding to provide additional working capital to support growth, new markets, and the potential refinancing of maturing obligations.

The following table indicates material known commitments as of July 31, 2003.


                                Less than    1 - 3       4 - 5      After 5
                                  1 Year     Years       Years       Years
                               ----------  ----------  ----------  ----------
Long-term debt (1)             $  850,000  $     -     $3,100,000  $     -
Operating leases (2)              147,000     297,000        -           -
Unconditional
  purchases (3)                    30,000        -           -           -
                               ----------  ----------  ----------  ----------
Total contractual
  cash obligations             $1,027,000  $  297,000  $3,100,000  $     -


(1)  Represents redemption requirements of Series A and Series B
     Debentures. The maturities reflect that the Director discussed in Note 6 will convert $950,000 of Series A Debentures to Series B by April 2004.

(2)  Represents lease payments on the building occupied by Versus.

(3) Represents commitments to purchase components utilized in the manufacture of Versus products.

The Company's current obligation for the payment of accounts payable and accrued expenses totaling $507,000 at July 31, 2003, are reflected in the Consolidated Balance Sheet included in item 1.

There were no other commitments outstanding at July 31, 2003.


Item 3  Controls and Procedures

The Company's Chief Executive Officer and its Controller and Chief Accounting officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 31,
2003, have concluded that, as of July 31, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

There were no significant changes in the Company's internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Plaintiff, a former employee of the Company who resigned his employment in December 2000, claims breach of contract, fraud, unfair business practices, and a declaratory judgment to the effect that he is not bound by the non-compete provisions of a written employment agreement. Plaintiff asserts entitlement to monetary damages of $5,000,000. The Company asserts there is no merit to any of the Plaintiff's claims and intends to defend the case vigorously. The case is now scheduled to commence trial proceedings on May 2004.

Item 2  Changes in Securities

(c) On December 19, 2002, the Board of Directors awarded incentive stock options to purchase 50,000 shares of Versus' Common Stock to an employee under the 1999 Employee Incentive Stock Option Plan. The option vests over a five-year period and is exercisable for ten years from the date of the grant at $0.078 per share, which was the then current fair market value. This award was made pursuant to the exemption afforded by
     Section 4(2) - Transactions by an issuer not involving a public offering.

Item 6  Exhibits and Reports on Form 8-K

  Exhibit 31 (a)  Certification of President and Chief Executive
                  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  Exhibit 31 (b)  Certification of Controller and Chief Accounting
                  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  Exhibit 32      Certification pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

  Exhibit 99 (b)  Press Release - Versus Technology Reports Third Quarter
                  Results

There were no reports on Form 8-K during the nine months ended July 31, 2003.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS TECHNOLOGY, INC.

By:  /s/ Robert Butler                      By:  /s/ Gary T. Gaisser
     -----------------------                     -----------------------
         Robert Butler                               Gary T. Gaisser
         Controller and Chief                        President and Chief
         Accounting Officer                          Executive Officer
         (Principal Accounting                       (Principal Executive
         Officer)                                    Officer)

Dated:  August 29, 2003





                                                               Exhibit 31(a)

I, Gary T. Gaisser, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Versus Technology, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 29, 2003      By:  /s/  Gary T. Gaisser
                                 ------------------------
                                      Gary T. Gaisser
                                      President and Chief Executive Officer




I, Robert Butler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Versus Technology, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 29, 2003      By:  /s/  Robert Butler
                                 ------------------------
                                      Robert Butler
                                      Controller and
                                      Chief Accounting Officer




                                                              Exhibit 32
                               CERTIFICATION

Solely for the purpose of complying with 18 U.S.C. 1350, each of the undersigned hereby certifies in his capacity as an officer of Versus Technology, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the quarter ended July 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date:  August 29, 2003    By:  /s/ Gary T. Gaisser
                               ------------------------
                               Gary T. Gaisser,
                               President and Chief Executive Officer

Date:  August 29, 2003    By:  /s/ Robert Butler
                               ------------------------
                               Robert Butler,
                               Controller and Chief Accounting Officer


A signed original of this written statement has been provided to Versus Technology, Inc. and will be retained by Versus Technology, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.





                                                                Exhibit 99(a)


CONTACT: Robert Butler, Chief Accounting Officer for Financial and Investor Information
           Stephanie Bertschy, Director of Marketing for Product and Marketing Information

           Versus Technology, Inc. (231) 946-5868

                VERSUS TECHNOLOGY REPORTS THIRD QUARTER RESULTS
         Revenue growth expected as dealer level of distribution channel is introduced to Versus product line.


Traverse City, Michigan, August 29, 2003 - Versus Technology, Inc. (OTC BB: VSTI) announced revenues of $828,000 for the third quarter, compared to revenues of $1,269,000 for the same period in 2002. The Company also reported a net loss of $358,000 or $0.01 per share compared to a loss of $25,000 or less than $0.01 per share for the same period in 2002.

In its recently filed 10-QSB, Versus reported that third quarter infrared
(IR) revenues were $754,000 compared to $1,178,000 in the same period of 2002. Reseller revenues accounted for 71% of the 2003 IR revenues compared to 73% in the second quarter of 2002. Versus believes market pressures have encouraged healthcare facilities to increase spending for Emergency
Department management systems and Asset Tracking systems resulting in competition for funds available for traditional nurse call systems. The Company has developed products and implemented a sales and marketing strategy (dealer level exposure) in response to those market changes. Recent order patterns have reflected the changes taking place in the market. CAD/CAM revenues accounted for the balance of the revenues in both periods.

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

Revenues for the nine months ended July 31, 2003, were $2,406,000 compared to the $3,038,000 recorded during the same period of 2002. IR revenues were $2,155,000 compared to the $2,789,000 recorded in the first nine months of fiscal 2002. Reseller revenues were 64% and 68% respectively of total IR revenues in 2003 and 2002. CAD/CAM revenues were $251,000 compared to $249,000 for the same nine-month period in 2002. Versus expects revenues to increase in the future in new growth areas such as asset tracking, Emergency Department management systems, and Operating Room management systems.

The nine-month loss was $1,159,000 or $0.03 per share compared to the loss of $534,000 or $0.01 per share in 2002. The increased loss was attributed to lower volume and higher operating costs. The lower operating costs in fiscal 2002 reflect the results of the cost-reduction program initiated in November 2001. Operating costs in 2003 included higher expenses on new sales and marketing initiatives. R&D, and G&A costs also increased principally as a result of the return to normal expense levels required to support the new sales initiatives commenced in late 2002.

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





                             VERSUS TECHNOLOGY, INC.
                          Consolidated Balance Sheets
                                   (Unaudited)



                                               July 31,      October 31,
                                                2003            2002
                                           --------------  --------------
ASSETS

Current Assets

Cash and cash equivalents                  $     763,000   $   1,799,000

Accounts receivable, net of
   allowance for doubtful
   accounts of $53,000 and
   $44,000                                       760,000       1,193,000

Inventories - purchased parts and
   assemblies                                    431,000         558,000

Prepaid expenses and other
   current assets                                 83,000          84,000
                                           --------------  --------------
Total Current Assets                           2,037,000       3,634,000
                                           --------------  --------------
Property and Equipment, net of
   accumulated depreciation of
   $515,000 and $561,000                          53,000          73,000

Software Development Costs, net
   of accumulated amortization of
   $519,000 and $462,000                          81,000         138,000

Goodwill                                       1,533,000       1,533,000

Patents and Other Intangible
   Assets, net of accumulated
   amortization of $1,421,000 and
   $1,300,000                                    569,000         690,000

Deferred Financing Costs, net of
   accumulated amortization of
   $94,000 and $74,000                            40,000          60,000

Other Non-Current Assets                           9,000          23,000
                                           --------------  --------------
                                           $   4,322,000   $   6,151,000
                                           ==============  ==============




LIABILITIES AND SHAREHOLDERS'
        EQUITY

Current Liabilities

Accounts payable                           $     289,000   $     843,000

Note payable                                        -             10,000

Accrued expenses                                 218,000         161,000

Deferred revenue-customer advance
   payments                                       49,000          85,000

Billings in excess of costs and
   estimated earnings                               -             30,000

Current portion of long-term debt                850,000            -
                                           --------------  --------------
Total Current Liabilities                      1,406,000       1,129,000
                                           --------------  --------------
Long-Term Debt

Series A Debentures                              950,000       1,900,000

Series B Debentures                            2,150,000       2,150,000
                                           --------------  --------------
Total Long-Term Debt                           3,100,000       4,050,000
                                           --------------  --------------
Total Liabilities                              4,506,000       5,179,000
                                           --------------  --------------
Shareholders' (Deficit) Equity

Common stock, $0.01 par value;
   75,000,000 shares authorized;
   45,588,325 and 45,598,863
   shares issued and outstanding                 456,000         456,000

Additional paid-in capital                    35,010,000      35,011,000

Accumulated deficit                         ( 35,650,000)   ( 34,491,000)

Unearned compensation                               -       (      4,000)
                                           --------------  --------------
Total Shareholders' (Deficit)
   Equity                                   (    184,000)        972,000
                                           --------------  --------------
                                           $   4,322,000   $   6,151,000
                                           ==============  ==============





                              VERSUS TECHNOLOGY, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                      Three Months Ended July 31,   Nine Months Ended July 31,
                          2003          2002           2003          2002
                      ------------- -------------  ------------- -------------
Revenues              $    828,000  $  1,269,000   $  2,406,000  $  3,038,000

Operating expenses
   Cost of revenues        400,000       611,000      1,190,000     1,534,000
   Research and
      development          145,000       124,000        448,000       363,000
   Sales and marketing     317,000       283,000        975,000       809,000
   General and
      administrative       276,000       255,000        819,000       747,000
                      ------------- -------------  ------------- -------------
                         1,138,000     1,273,000      3,432,000     3,453,000
                      ------------- -------------  ------------- -------------
Loss From Operations   (   310,000)  (     4,000)   ( 1,026,000)  (   415,000)
                      ------------- -------------  ------------- -------------
Other Income (Expenses)

   Interest income           2,000         9,000         20,000        13,000

   Interest expense    (    53,000)  (    36,000)   (   164,000)  (   116,000)

   Other, net                3,000         6,000         11,000   (    16,000)
                      ------------- -------------  ------------- -------------
                       (    48,000)  (    21,000)   (   133,000)  (   119,000)
                      ------------- -------------  ------------- -------------
Net Loss              $(   358,000) $(    25,000)  $( 1,159,000) $(   534,000)
                      ============= =============  ============= =============
Basic and Diluted Net
   Loss per Share     $(    .01   ) $(      -   )  $(    .03   ) $(    .01   )
                      ============= =============  ============= =============

Please refer to the 10-QSB filed with the Securities and Exchange Commission August 29, 2003, for additional details.